Form 10-Q
period 1998-09-30
CARRIER ACCESS CORP
filed 1998-11-16
CIK 1018074

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                 OR

[_]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number: 000-24597


                          CARRIER ACCESS CORPORATION
                          --------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                    84-1208770
              --------                                    ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION          (I.R.S. EMPLOYER
           OR ORGANIZATION)                           IDENTIFICATION NO.)


                     5395 PEARL PARKWAY, BOULDER, CO  80301
                     --------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (303) 442-5455
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No____
                                      ---

The number of shares outstanding of the issuer's common stock, par value $0.001, as of October 31, 1998 was 23,620,104 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS


 PART I             FINANCIAL INFORMATION                                                                        Page No.
                                                                                                                 --------
         Item 1.    Financial Statements
                      Condensed Balance Sheets -- September 30, 1998 (unaudited) and December 31, 1997               3
                      Condensed Income Statements (unaudited) -- Three and Nine Months Ended
                       September 30, 1998 and 1997                                                                   4
                      Condensed Statements of Cash Flows (unaudited)  -- Nine Months Ended
                       September 30, 1998 and 1997                                                                   5
                      Notes to Condensed Financial Statements (unaudited)                                            6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            7

PART II             OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                               18

         Item 2.    Changes in Securities and Use of Proceeds                                                       18

         Item 4.    Submission of Matters to a Vote of Security Holders                                             18

         Item 6.    Exhibits and Reports on Form 8-K                                                                18

                    Signature                                                                                       19

                        PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



                          CARRIER ACCESS CORPORATION
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                         SEPTEMBER 30,
                                                             1998              DECEMBER 31,
                                                          (UNAUDITED)              1997
                                                      ----------------      ----------------
                 ASSETS
Current assets:
  Cash and cash equivalents                           $         32,376      $          6,104
  Securities available for sale                                 16,735                 2,516
  Accounts receivable, net                                       7,212                 4,645
  Inventory, net                                                 6,176                 6,784
  Deferred income taxes                                            463                   237
  Prepaid expenses and other current assets                        672                    91
                                                      ----------------      ----------------
    Total current assets                                        63,634                20,377

Property and equipment, net                                      2,294                 1,267
Other assets                                                        63                    36
                                                      ----------------      ----------------
    Total assets                                      $         65,991      $         21,680
                                                      ================      ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued  expenses              $          5,696      $          3,762
  Income taxes payable                                             679                   ---
                                                      ----------------      ----------------
    Total current liabilities                                    6,375                 3,762
                                                      ----------------      ----------------

Redeemable preferred stock                                         ---                17,358
                                                      ----------------      ----------------

Stockholders' equity:
  Common stock and additional paid-in-capital                  59,968                  1,315
  Deferred stock option compensation                           (2,706)                (1,144)
  Retained earnings                                             2,354                    389
                                                     ----------------       ----------------
    Total stockholders' equity                                 59,616                    560
                                                     ----------------       ----------------

    Total liabilities and stockholders' equity       $         65,991       $         21,680
                                                     ================       ================


               The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
                    CONDENSED INCOME STATEMENTS (UNAUDITED)
                                (IN THOUSANDS)

                                                      Three Months Ended                    Nine Months Ended
                                            ------------------------------------    ------------------------------------
                                              September 30,       September 30,       September 30,       September 30,
                                                   1998                1997                1998                1997
                                            ----------------    ----------------    ----------------    ----------------
Net revenue                                 $         13,675    $          5,636    $         29,967    $         12,128
Cost of goods sold                                     6,748               2,752              15,029               5,983
                                            ----------------    ----------------    ----------------    ----------------
  Gross profit                                         6,927               2,884              14,938               6,145
                                            ----------------    ----------------    ----------------    ----------------

Operating expenses:
  Research and development                             1,510                 923               3,555               1,695
  Sales and marketing                                  1,708                 615               3,703               1,575
  General and administrative                             876                 456               2,145               1,062
  Amortization of deferred stock
      compensation                                       205                  40                 484                  40
                                            ----------------    ----------------    ----------------    ----------------
    Total operating expenses                           4,299               2,034               9,887               4,372
                                            ----------------    ----------------    ----------------    ----------------
      Income from operations                           2,628                 850               5,051               1,773

Other income, net                                        399                  18                 707                  22
                                            ----------------    ----------------    ----------------    ----------------
      Income before income taxes                       3,027                 868               5,758               1,795

Income tax expense                                     1,150                 273               2,207                 563
                                            ----------------    ----------------    ----------------    ----------------
  Net income                                           1,877                 595               3,551               1,232

Preferred stock dividend requirement                    (270)               (216)             (1,586)               (500)
                                            ----------------    ----------------    ----------------    ----------------
Net income available to common stockholders $          1,607    $            379    $          1,965    $            732
                                            ================    ================    ================    ================
Income per share:
  Basic                                     $           0.08    $           0.03    $           0.12    $           0.05
  Diluted                                   $           0.07    $           0.03    $           0.11    $           0.05

Weighted average common shares
  Basic                                               20,605              14,139              16,597              14,107
  Diluted                                             21,806              14,234              17,280              14,238


                       The accompanying notes are an integral part of these condensed financial statements.

                      CARRIER ACCESS CORPORATIONCONDENSED
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                             1998             1997
                                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $        3,551    $       1,232
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization expense                                             316              112
 Provision for doubtful accounts and returns                                       149              238
 Provision for inventory obsolescence                                              160              ---
 Compensation expense related to stock options issued at
   less than fair value                                                            484               40
 Deferred income tax benefit                                                      (226)             (90)
 Changes in operating assets and liabilities:
   Accounts receivable                                                          (2,715)          (3,792)
   Inventory                                                                       448           (2,296)
   Prepaid expenses and other                                                     (608)            (286)
   Accounts payable and accrued expenses                                         1,934            1,753
   Income taxes payable                                                            679              563
                                                                        --------------    -------------
      Net cash provided (used) by operating activities                           4,172           (2,526)
                                                                        --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (1,343)            (461)
Purchases of securities available for sale, net                                (14,219)             ---
                                                                        --------------    -------------
      Net cash used by investing activities                                    (15,562)            (461)
                                                                        --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings                                                  ---             (249)
Proceeds from issuance of preferred stock, net                                     ---           12,514
Proceeds from issuance of common stock                                          37,662               38
Distributions to stockholders                                                      ---              (48)
                                                                        --------------    -------------
      Net cash provided by financing activities                                 37,662           12,255
                                                                        --------------    -------------
Net increase in cash and cash equivalents                                       26,272            9,268
Cash and cash equivalents at beginning of period                                 6,104              929
                                                                        --------------    -------------
Cash and cash equivalents at end of period                              $       32,376    $      10,197
                                                                        ==============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest                                                             ---    $          22
Cash paid for income taxes                                              $        1,703    $         461

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Conversion of preferred stock into common stock                         $       18,944              ---

            The accompanying notes are an integral part of these condensed financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Carrier Access Corporation ("CAC" or the "Company") is a leading provider of multi-service digital access ("MDA") equipment to competitive telecommunications carriers, including competitive local exchange carriers ("CLECs"), internet service providers ("ISPs") and wireless carriers. The Company's MDA equipment is used for the provisioning of enhanced voice and high-speed data services by carriers to end users such as small- and medium-sized businesses and government and educational institutions. The Company sells its products mainly through distributors.

The accompanying unaudited financial statements of CAC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on July 30, 1998 (the "IPO Registration Statement") for its initial public offering of Common Stock (the "IPO.")

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

NOTE 2.    INVENTORY

The components of inventory are as follows (in thousands):



                                 September 30,        December 31,
                                     1998                1997
                                 -------------        ------------

Raw materials                    $       3,172        $      3,320
Work-in-process                            922                 351
Finished goods                           2,242               3,113
                                 -------------        ------------
                                         6,336               6,784
Less: reserve for obsolescence            (160)                ---
                                 -------------        ------------
                                 $       6,176        $      6,784
                                 =============        ============


NOTE 3.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

On August 5, 1998, the Company completed its IPO of 3,000,000 shares of Common Stock, and on August 11, 1998 completed the 450,000 share over-allotment purchase by the underwriters, both at the IPO price of $12.00 per share. The IPO resulted in net proceeds of approximately $37.6 million. Aggregate offering costs were approximately $3.8 million.

On August 5, 1998, in conjunction with the Company's IPO, 1,210,861 shares of Series A preferred stock and 2,517,894 shares of Series B preferred stock with a liquidation value of $2.86 and $4.99 per share, respectively, were converted into Common Stock. The conversion gave effect to a three-for-two forward split, resulting in the issuance of 5,593,133 shares of Common Stock to the preferred stockholders.

As a result of the Company's IPO, exercise of the over-allotment option, the conversion of the Redeemable Preferred Stock and the exercise of certain stock options by employees, the Company has 23,620,104 shares of Common Stock outstanding at September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about CAC's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Particular attention should be paid to the cautionary language in "Risk Factors" under the headings "Significant Fluctuations in Results of Operations," "Dependence on Emerging Competitive Carriers," "Intense Competition," "Dependence on Distribution Channels," "Competitive Carrier Customer Concentration," "Possible Decline in Prices," and "Risks Associated with Manufacturing." Unless required by law, CAC undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS


SUMMARY

                                                    Three Months Ended          Nine Months Ended
(In thousands, except per share amounts)               September 30,              September 30,
                                                       1998    1997               1998     1997
                                                       ----    ----               ----     ----
Net revenue                                           13,675   5,636             29,967   12,128

Operating income                                       2,628     850              5,051    1,773

Net income available to common                         1,607     379              1,965      732
 stockholders

Income per share (diluted)                           $  0.07  $ 0.03            $  0.11  $  0.05

For the three months ended September 30, 1998, CAC's net income and operating income increased to $1.6 million and $2.6 million, respectively, compared to $379,000 and $850,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, CAC's net income and operating income increased to $2.0 million and $5.1 million, respectively, compared to $732,000 and $1.8 million for the nine months ended September 30, 1997. These increases were due primarily to a significant increase in the sales of CAC products, reflecting the introduction of new products and increased sales of existing products. CAC's gross margin on net revenue was 51% and 50% for the three months and nine months ended September 30, 1998, respectively, compared to 51% for both the three months and nine months ended September 30, 1997. Contributing to higher net income for both 1998 periods was a substantial increase in other
revenues, primarily           reflecting an increase in interest income on the
proceeds of the IPO.

     NET REVENUE AND COST OF GOODS SOLD

                                     Three Months Ended                 Nine Months Ended
                                       September 30,                      September 30,
(Dollars in thousands)           1998              1997              1998            1997
                                 ----              ----              ----            ----
Net revenue                     13,675             5,636            29,967          12,128

Cost of goods sold               6,748             2,752            15,029           5,983

Net revenue for the three months and nine months ended September 30, 1998 increased to $13.7 million and $30.0 million, respectively, compared to $5.6 million and $12.1 million for the same periods of 1997. These increases were attributable to the introduction of new products, primarily the Wide Bank, Wide Bank NEBS and Access Bank II/HDSL product families, along with increases in the sales of existing CAC products to distributors. The timing and quantities of orders for CAC products may vary from quarter to quarter in the future due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products.

During the three and nine month periods ended September 30, 1998, most of the sales of the Company's products were made through distributors, and the Company's success depends on the continued sales and customer support efforts of its network of distributors. In the first nine months of 1998, Walker & Associates, Phillips Communications and Equipment and Telsource Corporation accounted for 40%, 17% and 15%, respectively, of net revenue. The Company expects that the sale of its products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of the Company's key distributors could have a material adverse effect on the Company's business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of its net revenue, the Company believes that its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. In the three months ended September 30, 1998, the Company believes that two of these competitive carrier end user customers each accounted for more than 10% of its net revenue. Finally, the Company expects to experience some seasonality in the fourth quarter of 1998, which could adversely impact net revenue in that quarter.

Costs of goods sold increased to $6.7 million for the three months ended September 30, 1998 compared to $2.8 million for the corresponding three month period of 1997. Cost of goods sold increased to $15.0 million for the nine months ended September 30, 1998 compared to $6.0 million for the nine months ended September 30, 1997. These increases were primarily attributable to increased product shipments partially offset by cost reductions in existing product platforms.

                                Three Months Ended                   Nine Months Ended
                                  September 30,                        September 30,
                             1998               1997              1998               1997
                             ----               ----              ----               ----
Gross margin                   51%                51%               50%                51%

The decrease in CAC 's gross margin in the nine months ended September 30, 1998, compared to the same period of 1997, was primarily due to changes in the mix of products sold.

The Company believes that average selling prices and gross margins for its products will decline as such products mature, as volume price discounts in distributor contracts take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. The Company's gross margin for its Access Bank product family is higher than the gross margin for its Wide Bank product family. The Company believes that its gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will also likely be adversely effected from time to time by new product introductions.

     RESEARCH AND DEVELOPMENT EXPENSES

                                           Three Months Ended                   Nine Months Ended
                                             September 30,                        September 30,
(Dollars in thousands)                    1998            1997               1998              1997
                                          ----            ----               ----              ----
Research and development expenses        1,510             923              3,555             1,695

Percentage of net revenue                   11%             16%                12%               14%

Research and development expenses increased to $1.5 million and $3.6 million in the three months and nine months ended September 30, 1998, respectively, compared to $923,000 and $1.7 million for the same periods in 1997. This increase in each period was primarily due to an increase in the number of personnel engaged in the development of new products. The Company expects the amount of research and development expenses will increase at a faster rate in fourth quarter 1998 and first quarter 1999 to fund the development of new products and enhancements.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
(Dollars in thousands)                         1998              1997               1998              1997
                                               ----              ----               ----              ----
Sales and marketing expenses                  1,708               615              3,703             1,575

General and administrative expenses             876               456              2,145             1,062
                                              -----             -----              -----             -----

Total selling, general and                    2,584             1,071              5,848             2,637
 administrative expenses

As a percentage of net revenue                   19%               19%                20%               22%

Selling, general and administrative expenses increased to $2.6 million and $5.8 million for the three months and nine months ended September 30, 1998, respectively, from $1.1 million and $2.6 million for the same periods of 1997. These increases in sales and marketing expenses in each period were the result of CAC's expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions since the three months ended September 30, 1997. The increase in general and administrative expenses in the three months and nine months ended September 30, 1998 compared with the same periods of 1997 was due to the addition of personnel and facilities costs necessary to support the expansion of CAC's business. The Company has hired and intends to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expects these expenses to increase in absolute dollars in the future. The Company also expects general and administrative expenses to increase in absolute dollars as the Company continues to add personnel and incurs additional costs related to the expansion of its business and operation as a public company.

OTHER INCOME

                                  Three Months Ended                 Nine Months Ended
                                     September 30,                      September 30,
(In thousands)
                                  1998          1997                 1998         1997
                                  ----          ----                 ----         ----
Interest and other income          399            18                  707           22

Interest and other income increased to $399,000 and $707,000 for the three months and nine months ended September 30, 1998, respectively, compared to $18,000 and $22,000 for the same periods in 1997, due to higher cash balances as a result of the IPO.

     INCOME TAXES

For the three months and nine months ended September 30, 1998, CAC 's effective combined federal and state income tax rate was 38%, compared to 31% for the three months and nine months ended September 30, 1997. CAC's annual effective tax rate for 1997 was 31% due to the research and development tax credits and the utilization of all tax loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES


                                           September 30,      December 31,
(In thousands)                                  1998              1997
                                         ------------------  --------------

Working capital                                57,259           16,615

Cash, cash equivalents and securities          49,111            8,620

Total assets                                   65,991           21,680

                                                  Nine Months Ended
                                           September 30,     September 30,
(In thousands)                                 1998              1997
                                               -----             ----
Net cash provided (used) by:
Operating activities                           4,172            (2,526)

Investing activities                         (15,562)             (461)

Financing activities                          37,662            12,255

Net cash provided by operating activities for the nine months ended September 30, 1998 totaled approximately $4.2 million, while approximately $2.5 million of net cash was used by operating activities for the nine months ended September 30, 1997. Cash provided by operating activities in the nine month period of 1998 was primarily due to net income and increases in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable. Cash used by operating activities in the same period of 1997 was primarily due to increases in inventory and accounts receivable, partially offset by net income and increases in accounts payable.

The Company's inventory levels decreased to approximately $6.2 million at September 30, 1998 from approximately $6.8 million at December 31, 1997, due mostly to the Company's use of turnkey manufacturing for certain of its components and subassemblies.

Cash used by investing activities was approximately $15.6 million for the nine months ended September 30, 1998 and approximately $461,000 for the nine months ended September 30, 1997. Cash and cash equivalents used by investing activities was primarily a result of purchasing U.S. Government Agency and Corporate bonds with maturities greater than three months. CAC's capital expenditures for the nine months ended September 30, 1998 were $1.3 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to $461,000 for the same period of 1997. CAC believes its current facilities and equipment are not sufficient to meet its current operating requirements. Accordingly, the Company is in negotiation to secure an additional 38,000 square foot manufacturing facility which will require tenant improvements and is expanding its existing facilities to support its future requirements. Capital expenditures during the remainder of 1998 are expected to continue to increase over 1997 levels.

Cash provided by financing activities was approximately $37.7 million and $12.3 million for the nine months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities was primarily due to net proceeds from the issuance of Common Stock in the Company's IPO during the nine months ended September 30, 1998, and net proceeds from the issuance of preferred stock during the nine months ended September 30, 1997.

CAC believes that its existing cash, investment balances, and its line of credit are adequate to fund its projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that its operating and investing activities may use cash. Should the need arise, CAC believes it would be able to borrow additional funds or otherwise raise additional capital; however, there can be no assurance that additional funds or capital will be available in adequate amounts and on terms reasonably acceptable to the Company. CAC may consider using its capital to make strategic investments or to acquire or license technology or products. The Company may also enter into strategic alliances with third parties that could provide access to additional capital.


RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective for all annual and interim periods beginning after June 15, 1999.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. It establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. It establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

The Company's management does not believe the adoption of any of these standards will have a material effect on its financial statements.


THE YEAR 2000 ISSUE

THE PROBLEM. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs (or those of its suppliers or customers) that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

THE COMPANY'S STATE OF READINESS. The Company has established a Year 2000 Project team. As part of the Company's Year 2000 Project, the Company has defined three specific areas for review: (i) the Multi-service Digital Access equipment produced by the Company (the "Company's Products") (ii) the Company's network hardware and operating system, test equipment, voice mail system, e-mail system, and accounting and manufacturing software (the "Management Systems") and
(iii) the management systems of the Company's vendors, suppliers and customers ("Third Party Compliance"). In order to ensure that the Company will have sufficient time to address any Year 2000 related issues and to implement any necessary modifications, the Company is establishing schedules to evaluate the Year 2000 readiness of potentially impacted Company Products, Management Systems and Third Party Compliance.

CAC believes that the core functionality of the Company's Products is not affected by the Year 2000 Issue. The Company's Products do contain an event log to track the date and time a system disruption occurs for evaluation purposes. However, the Company believes that there should be no Year 2000 Issues for its products.

The Company is in the process of evaluating its Management Systems and currently intends to complete the evaluations by January 1999. Should the evaluations reveal that the Management Systems do have Year 2000 compliance issues, then these resources will either need to be replaced or upgraded. However, the identified systems and/or programs used by CAC are "off-the-shelf" products with Year 2000 compliant versions now available. Management Systems which are identified to have Year 2000 Issues will be upgraded in 1999.

As part of the Company's Year 2000 Project, the Company is also evaluating Third Party Compliance and in furtherance thereof has contacted its significant suppliers, vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. The Company will continue to monitor its significant suppliers and large customers as part of its Year 2000 Project. However, there can be no assurance that the systems of third parties on which the Company's business relies will be timely converted, or that CAC's failure to transition to another third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures as of September 30, 1998 for the Year 2000 Project were approximately $5,000. Management expects that completion of its Year 2000 Project may result in additional expenditures of approximately $50,000.

THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 Issues, until the Company receives responses from a significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no assurance that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, implemented a Year 2000 contingency plan. It is the Company's goal to have the major Year 2000 Issues resolved by the end of the first quarter of the fiscal year 1999. Final Year 2000 verification and validation is scheduled to occur by the end of March, 1999. However, the Company will develop and implement a contingency plan if Year 2000 Issues can not be resolved.


RISK FACTORS

In addition to other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

LIMITED OPERATING HISTORY; FUTURE RESULTS OF OPERATIONS UNCERTAIN - The Company did not commence commercial deployment of its distributed digital access equipment until the summer of 1995. Accordingly, the Company has only a limited operating history on which to base an evaluation of its current business and prospects. The Company and its prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets. As a result of the Company's limited operating history, rapid growth and the emerging nature of the markets in which it competes, the Company's historical financial data is of limited value in evaluating the future prospects of the Company. Furthermore, the Company intends to significantly increase its business development, sales and marketing and research and development expenses to expand operations and enhance the Company's name recognition. To the extent that such expenses precede or are not rapidly followed by increased net revenue, the Company's business, financial condition and results of operations may be materially adversely affected. There can be no assurance that the Company will be able to increase or sustain its net revenues or its rate of net revenue growth in future periods or be able to sustain profitability on a quarterly or annual basis. See "--Significant Fluctuations in Results of Operations," "-- Dependence on Emerging Competitive Carriers" and "-- Regulatory Uncertainty of Telecommunications Industry."

SIGNIFICANT FLUCTUATIONS IN RESULTS OF OPERATIONS - The Company's results of operations have fluctuated significantly in the past and are likely to fluctuate significantly in the future, both on a quarterly and annual basis, as a result of a variety of factors, many of which are outside of the Company's control.
The Company's results of operations may also fluctuate in the future due to a number of factors, including, but not limited to, those listed above as well as
(i) the timing and size of orders which are received and which can be shipped in any particular period; (ii) the commercial success of the Company's products;
(iii) changes in the financial stability of the Company's distributors, competitive carrier customers or suppliers; (iv) changes in pricing policies by the Company or its competitors; (v) seasonality in the placement of orders including the quarter ended December 31, 1998; (vi) changes in the level of the Company's operating expenses; (vii) changes in the Company's distribution channels; (viii) delays or deferrals of any competitive carrier's or end user's implementation of the Company's products; (ix) product life cycles; (x) customization or integration problems with end user systems; (xi) changes in the Company's strategy; or (xii) product failures or errors. A significant portion of the Company's net revenue has been, and the Company believes will continue to be, derived from a limited number of large orders, and the timing of such orders and their fulfillment has caused, and are expected to continue to cause, material fluctuations in the Company's operating results. The Company's distribution agreements generally allow distributors to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. The Company has experienced cancellation and delays of orders from time to time, and expects to continue to experience order cancellations and delays from time to time in the future, which could adversely affect the Company's revenue and results of operations for a quarter or series of quarters.

To achieve its quarterly net revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment during that quarter. Product orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's net revenue. Furthermore, the Company has from time to time, including the four quarters of 1997 and the first quarter of 1998, recognized a substantial portion of its net revenue from sales booked and shipped during the last two weeks of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause net revenue in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter, particularly since the Company cannot adjust spending quickly enough to compensate for any net revenue shortfall. Conversely, to the extent that significant net revenue occurs earlier than expected, operating results for subsequent quarters may fail to keep pace with, or even decline from, results of previous quarters. Moreover, any downturn in general economic conditions could precipitate significant reductions in customer spending for telecommunications equipment, which could result in delays or cancellations of orders for the Company's products. In particular, the Company has experienced some seasonality in the fourth quarter and first quarter.

Net revenue is difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle to the Company's distributors and related competitive carrier customers, from initial evaluation to purchase, can be lengthy and varies substantially among distributors, competitive carrier customers and end users. Because substantially all of the sales of the Company's products are through indirect channels of distribution, the Company's ability to affect and judge the timing and size of individual orders is more limited than for manufacturers selling directly to the end users of their products. In addition, the Company's net revenues for a given quarter may depend to a significant degree upon planned product shipments for a single competitive carrier equipment deployment project. As a result, the Company's ability to forecast net revenues accurately (notwithstanding the forecasts of its distributors), may be hindered, which could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON EMERGING COMPETITIVE CARRIERS - The competitive carrier customers of the Company's products to date have consisted primarily of CLECs and, to a lesser extent, long distance carriers ("IXCs"), internet service providers ("ISPs") and wireless carriers. The market for the services provided by these competitive carriers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many competitive carriers are still building their infrastructure and rolling out their services. These competitive carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. The ability of these emerging competitive carriers to fund such expenditures often depends on their ability to obtain sufficient financing. There can be no assurance that such financing will be available to emerging competitive carriers on favorable terms, if at all. The inability of the Company's current or potential emerging competitive carrier customers to successfully raise needed funds, or any other trends adversely affecting such carriers' operating results or profitability, could adversely affect such carriers' capital spending programs. If the Company's current or potential competitive carrier customers are forced to defer or curtail their capital spending programs, the Company's sales may be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many of the industries in which the competitive carriers operate have recently experienced consolidation. In particular, many telecommunication carriers have recently acquired or merged with ISPs. The loss of one or more of the Company's competitive carrier customers, through industry consolidation or otherwise, could have a material adverse effect on the Company's business, financial condition or results of operations.

REGULATORY UNCERTAINTY OF TELECOMMUNICATIONS INDUSTRY - Competitive carriers have been allowed to compete with incumbent local exchange carriers ("ILECs") in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act which impose new duties on ILECs to open local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inactions by ILECs or other carriers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors. Any changes to legal requirements, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act or any legal challenges to the 1996 Act could have a material adverse effect upon the market for the Company's products. The Company is aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Such litigation may serve to delay implementation of the 1996 Act, which could adversely affect demand for the Company's products. Moreover, the Company's distributors or competitive carrier customers may require, or the Company may otherwise deem it necessary or advisable, that the Company modify its products to address actual or anticipated changes in the regulatory environment. The inability of the Company to modify its products or address such regulatory changes could have a material adverse effect on the Company's business, financial condition or results of operations.

INTENSE COMPETITION - The market for telecommunications equipment is characterized by intense competition, with a large number of suppliers providing a variety of products to diverse market segments within the telecommunications industry. The Company's existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. The Company's principal competitors for its Access Bank product family include Advanced Fibre Communications ("AFC"), Cisco Systems, Inc. ("Cisco"), DSC Communications Corp. ("DSC"), General Datacom Industries, Inc. ("General Datacom"), Lucent Technologies,
Inc. ("Lucent"), NEC Corp. ("NEC"), Newbridge Networks Corp.
("Newbridge"), Northern Telecom ("Nortel"), Pairgain Technologies, Inc. ("Pairgain"), Paradyne Corp. ("Paradyne"), Premisys Communications, Inc. ("Premisys"), Pulse Communications, Inc. ("Pulsecom"), Reltec Corp.
("Reltec"), Telco Systems ("Telco") and other small private companies. The Company's principal competitors for its Wide Bank product family include Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), NEC, Nortel and Telco.
The Company expects that many of its competitors who currently offer products competitive with only one of the Company's product lines will eventually offer products competitive with all of the Company's product lines. In addition, several start-up companies have recently begun to manufacture products similar to those offered by the Company. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, one of the Company's distributors is currently competing with the Company, and there can be no assurance that additional distributors will not begin to develop or market products in competition with the Company.

Many of the Company's current and potential competitors are substantially larger than the Company and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Such competitors may enter the Company's existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than the Company's solutions. Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to the Company's products and services. Some of the Company's competitors currently offer lucrative financing alternatives to their customers, a service that the Company does not provide at this time. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, could result in continued intense price competition or could make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the Company will be required to continue to invest significant resources in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTION CHANNELS To date, substantially all of the sales of the Company's products have been made through distributors. In addition to product sales, the Company from time to time relies on its distributors to provide installation, training and customer support to the ultimate end users of the Company's products. As a result, the Company's success depends on the continued sales and customer support efforts of its network of distributors. Sales of the Company's products historically have been made to a limited number of distributors. In 1995, Telco, C&L

Communications ("C&L"), Phillips Communications and Equipment ("Phillips") and Telsource Corporation ("Telsource") accounted for 26%, 13%, 13% and 12% of net revenue, respectively. In 1996, Telco, Phillips, Telsource and C&L accounted for 47%, 18%, 18% and 11% of net revenue, respectively. In 1997, Walker & Associates ("Walker"), ADC Telecommunications ("ADC") and Phillips accounted for 36%, 20% and 14% of net revenue, respectively. In the first nine months of 1998, Walker, Phillips and Telsource accounted for 40%, 17% and 15% of net revenue, respectively. The Company expects that the sale of its products will continue to be made to a small number of distributors. Accordingly, the loss of, or reduction in sales to, any of the Company's key distributors could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company depends on ADC to actively market and promote the Company's solution for the HDSL market. If ADC does not actively market or promote the Company's solution to the HDSL market, the Company would need to seek another OEM for this market, which could take six months or longer. The Company has limited knowledge of the financial condition of certain of its distributors; however, it is aware that some of its distributors have limited financial and other resources which could impair their ability to pay the Company. Although the financial instability of these distributors has not limited any distributor's ability to pay the Company for its products to date, there can be no assurance that any bad debts incurred by the Company will not exceed the Company's reserves therefor or that the financial instability of one or more of the Company's distributors will not materially adversely affect the Company's business, financial condition or results of operations.

The Company generally provides its distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, the Company does not provide its distributors with general product return rights. The Company has limited knowledge of the inventory levels of its products carried by its OEMs and distributors, and the Company's OEMs and distributors have in the past reduced, and may in the future reduce, planned purchases of the Company's products due to overstocking. Moreover, distributors who have overstocked the Company's products have in the past reduced, and may in the future reduce, their inventories of the Company's products by selling such products at significantly reduced prices. Any such reduction in planned purchases or sales at reduced prices by distributors or OEMs in the future could reduce the demand for the Company's products, create conflicts with other distributors or otherwise materially adversely affect the Company's business, financial condition and results of operations. In addition, three times a year, distributors are allowed to return a maximum of fifteen percent of the Company's unsold products held in stock by such distributor, which were purchased within the four month period prior to such return date, for an equal dollar amount of new equipment. While to date these returns have not had a material impact on the Company's results of operations, there can be no assurance that the Company will not experience significant returns in the future or that it will have made adequate allowances to offset such returns. The Company is generally required to give its distributors a 60 day notice of price increases. Orders entered by distributors within the 60 day period are filled at the lower product price. In addition, the Company grants certain of its distributors "most favored customer" terms, pursuant to which the Company has agreed to not knowingly grant another distributor the right to resell the Company's products on terms more favorable than those granted to the existing distributor, without offering the more favorable terms to the existing distributor. There can be no assurance that these price protection and "most favored customer" clauses will not cause a material decrease in the average selling prices and gross margins of the Company's products, which could have a material adverse effect on the Company's business, financial condition or results of operations. See "--Lengthy Sales Cycle."

CHALLENGES OF MAINTAINING AND EXPANDING DISTRIBUTION CHANNELS; POTENTIAL FOR CHANNEL CONFLICT - The Company's ability to achieve future net revenue growth will depend in large part on its success in maintaining its current distributor relationships, diversifying its distribution channels by selling to new distributors, establishing relationships with OEMs and maintaining as well as expanding the Company's current competitive carrier customer base. Most of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract and retain a sufficient number of its existing or future distributors or that the Company's distributors will recommend, or continue to recommend, the Company's products or that the Company's distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of the Company's current distributors reduce their purchases of the Company's products, or that the Company fails to obtain future distributors, the Company's business, financial condition or results of operations could be materially and adversely affected. In addition, there can be no assurance that the Company's distributors will give a high priority to the marketing and customer support of the Company's products as compared to competitive products or alternative solutions or that the Company's distributors will continue to offer the Company's products. The Company's distributor relationships are established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of the Company's products. In addition, the Company's distribution agreements do not attempt to allocate certain territories for its products among its distributors. To the extent different distributors target the same end users of the Company's products, distributors may come into conflict with one another, which could damage the Company's relationship with, and sales to, such distributors.

COMPETITIVE CARRIER CUSTOMER CONCENTRATION - In addition to being dependent on a small number of distributors for a majority of its net revenue, the Company believes its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. The Company believes that in 1997, 22 competitive carrier customers indirectly accounted for approximately 75% of its net revenue and that for the first nine months of 1998, 25 competitive carrier customers indirectly accounted for approximately 70% of its net revenue. In addition the Company believes that two competitive carrier end users each accounted for more than 10% of its revenue in the three months ended September 30, 1998. None of such competitive carrier customers has any obligation to purchase additional products or services. Accordingly, there can be no assurance that present or future competitive carrier customers will not terminate their purchasing arrangements with the Company's distributors, or significantly reduce or delay the amount of the Company's products they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Dependence on Distribution Channels," "--Challenges of Maintaining and Expanding Distribution Channels; Potential for Channel Conflict."

POSSIBLE DECLINE IN PRICES - The Company believes that average selling prices and gross margins for its products will decline as such products mature and as competition intensifies. To offset declining selling prices, the Company believes that it must successfully reduce the costs of production of its existing products and introduce and sell new products and product enhancements on a timely basis at a lower cost or sell products and product enhancements that incorporate features that enable them to be sold at higher average selling prices. In particular, the Company believes that it will need to achieve significant cost reductions through engineering improvements and economies of scale in production and purchasing. There can be no assurance that the Company will be able to achieve the desired cost savings. To the extent that the Company is unable to reduce costs sufficiently to offset any declining average selling prices or unable to introduce enhanced products with higher selling prices, the Company's gross margins will decline, and such decline would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Dependence on New Product Introductions and Product Enhancements; Risks Associated with Transition to New Products" and "--Risk of Product Defects, Returns and Liability."

DEPENDENCE ON EMERGING MARKET FOR MULTI-SERVICE DIGITAL ACCESS EQUIPMENT; RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF WIDE BANK PRODUCT FAMILY - The Company currently derives all of its net revenue from sales of its multi-service digital access ("MDA") equipment and accessories and expects that this concentration will continue in the foreseeable future. In 1997, the Company's Access Bank product family and the Wide Bank product family accounted for approximately 88% and 10% of the units shipped by the Company', respectively. In the first nine months of 1998, the Company's Access Bank product family and Wide Bank product family accounted for approximately 81% and 19% of the units shipped by the Company, respectively. As a result, any decrease in the overall level of sales of, or the prices for, MDA equipment due to product enhancements, new product introductions or announcements by the Company's competitors, a decline in the demand for MDA equipment, product obsolescence, price competition, technological change or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future financial performance will depend in part on the general growth of the MDA equipment market, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing Access Bank and Wide Bank product families. The Company can give no assurance that the market for it's product families will grow or the Company will be successful in introducing new products, or that any of these products will achieve widespread customer acceptance. If the market for MDA equipment fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected. See "--Dependence on New Product Introductions and Product Enhancements ; Risks Associated with Transition to New Products."

DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS - Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources are not currently available. The Company currently purchases 41 key components from vendors for which there is currently no substitute and purchases an additional 50 key components from single vendors. In addition, the Company uses several independent manufacturers to provide certain printed circuit boards ("PCBs"), chassis and subassemblies. The inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could materially adversely affect the Company's business, financial condition or results of operations. In the event of a reduction or interruption of supply, as much as six months could be required before the Company would begin receiving adequate supplies from alternative suppliers, if any. No assurance can be given that any such source would become available to the Company or that any such source would be in a position to satisfy the Company's production requirements on a timely basis, if at all. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the manufacture of certain of these single or sole source components is extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of the Company's products. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON COMPONENT AVAILABILITY - The Company's distributors frequently require rapid delivery after placing an order. Because the Company does not maintain significant component inventories, a delay in shipment by one of the Company's suppliers could lead to lost sales. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond the Company's control, such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience inadequate inventory of certain materials and components to fill orders. While the Company has not experienced any material shortages of these components to date, any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Dependence on Distribution Channels," and "--Challenges of Maintaining and Expanding Distribution Channels; Potential for Channel Conflict.

RISKS ASSOCIATED WITH MANUFACTURING - The Company currently uses several independent manufacturers to provide certain PCBs, chassis and subassemblies. The Company's reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. Some of the Company's manufacturers and suppliers are undercapitalized, and there can be no assurance that such manufacturers or suppliers will be able to continue to provide manufacturing services or components to the Company. In the event that these manufacturers are unable or unwilling to continue to manufacture the Company's components in required volumes, the Company will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of six months. No assurance can be given that any such source would become available to the Company or that any such source would be in a position to satisfy the Company's production requirements on a timely basis, if at all. Any significant interruption in the supply of these components to the Company would result in the allocation of products to customers, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, since all of the Company's final assembly and test are performed in one location, any fire or other disaster at the Company's assembly facility would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL AND AVAILABILITY OF SKILLED WORKFORCE - The Company's success depends to a significant degree upon the continued contributions of its Chief Executive Officer, Chief Financial Officer and its key management, sales, engineering, customer support and product development personnel, many of whom would be difficult to replace. In particular, the loss of either Roger Koenig, President and Chief Executive Officer, or Nancy Pierce, Chief Financial Officer, both of whom co-founded the Company, could materially and adversely affect the Company. The Company is currently in the process of recruiting a Vice President-Marketing. There can be no assurance that, if hired, the new Vice President-Marketing or other recently hired employees will be assimilated into the Company successfully. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in the Company's industry and geographic location is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company does not have employment contracts with any of its key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could have a material adverse effect on the Company's business, financial condition or results of operations.

RISKS ASSOCIATED WITH RAPID GROWTH - The Company has experienced rapid growth in net revenue and expansion of its operations and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. Such growth has placed, and, if sustained, will continue to place, significant strain on the Company's management, information systems, operations and resources. For example, the Company has experienced errors in the assembly of electronic component kits and shipping errors in the past primarily as a result of its limited resources in the face of a period of rapid growth. The Company's ability to manage any future growth will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support, manufacturing and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth will also require the Company to hire more engineering, sales and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve its inventory management practices. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If the Company's management is unable to manage growth effectively, the Company's business, financial condition or results of operations could be materially adversely affected. The Company believes that it will require up to 50,000 additional square feet of office, manufacturing and research and development space within the next 24 months. There can be no assurance that suitable additional space will be available on commercially reasonable terms or at all. See "--Managements Discussion and Analysis of Liquidity and Capital Resources," See "--Dependence on Sole and Single Source Suppliers," "--Dependence on Component Availability," "--Risks Associated with Manufacturing," and "--Dependence on Key Personnel and Availability of Skilled Workforce."

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS AND PRODUCT ENHANCEMENTS; RISKS ASSOCIATED WITH TRANSITION TO NEW PRODUCTS- The Company's success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end user requirements and emerging industry standards; however, there can be no assurance that the Company will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. The Company intends to continue to invest significantly in product and technology development. The Company has in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. There can be no assurance that the Company will not experience similar or other difficulties in the future that could delay or prevent the successful development, production or shipment of such new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by the Company or its competitors have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of existing Company products. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain of the Company's competitive carrier customers have purchased the Company's MDA products with the expectation that the Company would develop an integrated voice and data solution for commercial use during the fourth quarter of 1998. While the Company intends to substantially invest in the research and development of such a solution, there can be no assurance that the Company will develop such a solution or that such a solution can be developed in a cost-effective manner. In addition, the Company cannot project the aggregate research and development expenditures for full deployment of its integrated voice and data solution. If the Company is unable to develop an integrated voice and data solution in a timely and cost-effective manner that achieves market acceptance, the competitive carriers who purchased the Company's MDA products with the expectation of such a development could discontinue their use of the Company's MDA products, which could have a material adverse effect on the Company's business, financial condition and results of operations to the extent such competitive carriers do not continue to purchase the Company's products.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products will also require the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. During the first quarter of 1998, the Company reworked certain of its Wide Bank products previously sold to a certain distributor in order to add new features which were included in a subsequent release of such product. While these actions did not cause the Company to record lower than anticipated net revenue for the first quarter of 1998, the Company's gross margin was adversely affected. There can be no assurance that the Company will continue to successfully develop, introduce or manage the transition to new products.

RISK OF PRODUCT DEFECTS, RETURNS AND LIABILITY - The Company's products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, errors, defects or failures will not be found in the Company's current or future products or enhancements after commencement of commercial shipments, resulting in delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant delays in meeting deadlines for announced product introductions or enhancements or performance problems with such products could result in an undermining of customer confidence in the Company's products, which would materially and adversely affect its customer relationships as well. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's agreements with its distributors typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's agreements may not be effective under the laws of certain jurisdictions.

LENGTHY SALES CYCLE - The sale of the Company's MDA products averages approximately four months in the case of competitive carriers, but can take significantly longer in the case of ILECs and certain distributors and end users. This process is often subject to delays over which the Company has little or no control, including a distributor's or a competitive carrier's budgetary constraints, distributor or competitive carrier internal acceptance reviews, the success and continued internal support of competitive carrier's own development efforts, and the possibility of cancellation or delay of projects by distributors or competitive carriers. In addition, as competitive carriers have matured and grown larger, their purchase process has become more institutionalized, and it has become increasingly difficult, and required more of the Company's time and effort, to gain the initial acceptance and adoption of its products by these end users. Although the Company attempts to develop its products with the goal of facilitating the time to market of its competitive carrier's products, the timing of the commercialization of a new distributor or competitive carrier's application or service based on the Company's products is primarily dependent on the success and timing of a competitive carrier's own internal deployment program. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the Company's products. A delay in, or a cancellation of, the sale of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's results of operations to vary significantly from quarter to quarter.

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE - The telecommunications and data communications market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements and frequent new product introductions and enhancements that may render the Company's existing products obsolete. The Company expects that new technologies will emerge as competition in the telecommunications and data communications industry increases and the need for higher volume and more cost efficient transmission equipment expands. Industry standards for distributed digital access equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of the Company's existing or future products could be significantly diminished. As standards and technologies evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could adversely affect sales of the Company's current products or delay introduction of the Company's future products.

DEPENDENCE ON CONTINUED GROWTH OF MARKET FOR TELECOMMUNICATIONS SERVICES - The Company's success will also depend on continued growth in the market for telecommunications and data communications services. The global telecommunications marketplace is evolving and it is difficult to predict its potential size or future growth rate. There can be no assurance this market will continue to grow or that increased regulation will not present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially and adversely affected. See "--Intense Competition," "--Dependence on New Product Introductions and Product Enhancements; Risks Associated with Transition to New Products" and "--Risk of Product Defects, Returns and Liability."

DEPENDENCE ON PROPRIETARY RIGHTS - The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights. As of September 30, 1998, a total of two U.S. patents have been issued to the Company, two additional patents have been allowed and are pending issuance, two additional patents are allowable and are still in process and a total of two U.S. patent applications are pending. The Company also has three U.S. registered trademarks and one U.S. trademark application pending. The Company has also entered into confidentiality agreements with all of its employees and consultants and enters into non-disclosure agreements with its suppliers and distributors in order to limit access to and disclosure of its proprietary information. There can be no assurance such measures will be adequate to deter and prevent misappropriation of the Company's technologies or independent third-party development of similar technologies. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use trade secrets or other information that the Company regards as proprietary. Further, the Company may be subject to additional risks as it enters into transactions in foreign countries where intellectual property laws do not protect the Company's proprietary rights as fully as do the laws of the U.S. There can be no assurance that the Company's competitors will not independently develop similar or superior technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in the Company's markets increases and the functionality of the Company's products is enhanced and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. Although the Company has not received communications from third parties asserting that the Company's products infringe or may infringe proprietary rights of third parties, the Company has no assurance that any future claims, if determined adversely to the Company, would not have a material adverse effect on the Company's business, financial condition or results of operations. In its distribution agreements, the Company agrees to indemnify distributors and competitive carrier customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue the Company may have received from the distributor. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products. In the event litigation is required to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company, divert the efforts of the Company's technical and management personnel, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing arrangements, if required, may not be available on reasonable commercial terms acceptable to the Company, if at all. In the event of an adverse ruling in any litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. In the event of a claim or litigation against or by the Company or the failure of the Company to develop or license a substitute technology on commercially reasonable terms, the Company's business, financial condition and results of operations would be materially adversely affected.

POSSIBLE VOLATILITY OF STOCK PRICE - The market price of the Common Stock has been and is likely to continue to be subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, regulatory developments and other events or factors. In addition, the stock market in general and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock.

CONTROL BY EXISTING STOCKHOLDERS - Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 70% of the outstanding shares of Common Stock of the Company. In particular, Mr. Koenig and Ms. Pierce, the Company's Chief Executive Officer and Chief Financial Officer, respectively, are married and beneficially own approximately 59% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to elect all members of the Company's Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings..


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the registration statement for the for the Company's IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-53947), was July 30, 1998. The class of securities registered was Common Stock. The Offering commenced on July 31, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Credit Suisse First Boston, Hambrecht & Quist and Warburg Dillon Read LLC.

Pursuant to the IPO Registration Statement, the Company sold 3,450,000 shares of its Common Stock for aggregate gross proceeds of $41.4 million.

The Company incurred expenses of approximately $3.8 million of which approximately $2.9 million represented underwriting discounts and commission and approximately $900,000 represented other expenses related to the IPO. The net IPO proceeds to the Company after total expenses was approximately $37.6 million.

The Company has used approximately $9.4 million of the proceeds from the IPO as follows: approximately $5.8 million for working capital; approximately $1.1 million for product development; approximately $360,000 for capital expenditures; and approximately $2.1 million for general corporate purposes. Approximately $14.2 million of the proceeds have been used to purchase securities available for sale. The remaining net proceeds are cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

In reliance on Rule 701 under the Securities Act of 1933, during the three months ended September 30, 1998, the Company sold 86,271 shares of Common Stock pursuant to the exercise of stock option grants under the Company's 1995 Stock Option Plan.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 27, 1998, shareholders holding a total of 12,497,295 shares of the 13,363,667 shares outstanding executed a written consent approving a proposal to amend the Certificate of Incorporation to effect a three-for-two forward stock split and to reduce the number of authorized shares of Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------
27.1                         FINANCIAL DATA SCHEDULE

(B) Form 8-K Reports


  The Company filed no reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CARRIER ACCESS CORPORATION
                           (Registrant)


                     By:  /s/ Nancy Pierce
                          ----------------
November 16, 1998         Nancy Pierce
                          Vice President, Finance, and Chief Financial Officer
                         (Principal Accounting Officer and Authorized Signatory)