Form 10-K405
period 1998-12-31
CARRIER ACCESS CORP
filed 1999-04-01
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1998

                                      OR

   [_]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to__________________

Commission file number: 000-24597
                        ---------

                          CARRIER ACCESS CORPORATION
            (Exact name of registrant as specified in its charter)

DELAWARE                                                84-1208770
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    5395 Pearl Parkway, Boulder, CO  80301
             (Address of principal executive offices)  (Zip Code)

                                (303) 442-5455
             (Registrant's telephone number, including area code)
        --------------------------------------------------------------
           Securities registered pursuant to 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1999, there were 23,815,898 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 1, 1999) was approximately $342,482,932. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                          CARRIER ACCESS CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

                                                                                                        Page No.
                                                                                                      -----------
                                                  PART I

Item 1.  Business....................................................................................      3
Item 2.  Properties..................................................................................      19
Item 3.  Legal Proceedings...........................................................................      19
Item 4.  Submission of Matters to a Vote of Security Holders.........................................      19

                                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................      20
Item 6.  Selected Financial Data.....................................................................      21
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......      22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................      26
Item 8.  Financial Statements and Supplementary Data.................................................      28
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........      40

                                                  PART III

Item 10. Executive Officers of the Registrant........................................................      41
Item 11. Executive Compensation......................................................................      41
Item 12. Security Ownership of Certain Beneficial Owners and Management..............................      41
Item 13. Certain Relationships and Related Transactions..............................................      41

                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................      42

   The information contained in this report includes forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "will," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. Other statements of the company's plans and objectives may also be considered to be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements, including those set forth herein under the caption "Business-Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the company, to advise interested parties of certain risks and other factors that may affect the company's business and operating results, including the disclosures made under the caption "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and results of operations" in this report, as well as the company's other periodic reports on form 10-Q filed with the Securities and Exchange Commission.

   Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal year and fiscal quarters.

   The Company was incorporated in Colorado in September 1992 and was reincorporated in Delaware in June 1998. The Company's principal executive offices are located at 5395 Pearl Parkway, Boulder, Colorado 80301; its telephone number is (303) 442-5455 and its web site is http://www.carrieraccess.com. The information on the web site is not incorporated in this report.

                                    PART I.

ITEM 1.  BUSINESS

General

  The Company is a leading provider of Multi-service Digital Access ("MDA") equipment to competitive telecommunications carriers, including competitive local exchange carriers ("CLECs"), wireless carriers, Internet service providers ("ISPs") and other carriers. The Company's MDA equipment provides a "last mile" solution for the voice and data connectivity needs of competitive carriers and end users throughout the United States.


   Mass deployment of digital last mile connectivity from end user to carrier networks is enabled by leasing T1 and T3 digital access lines from Local Exchange Carriers (LECs) combined with the installation of the Company's cost-effective, compact, scaleable and easily installed customer premises and central office telecommunications equipment. The Company's products allow competitive carriers to leverage their existing digital infrastructure to cost-effectively connect end users to their networks. The Company's MDA products utilize high bandwidth digital deployment targeted at end users requiring between six and 768 telephone line equivalents of bandwidth. Based on information from its distributors, the Company believes that over 150 competitive carriers have purchased the Company's products directly or through its distributors.

Products

   The Company's MDA products currently include the Access Bank, the Wide Bank and the Access Navigator product families. The Access Bank I offers digital connectivity for local and long distance carrier voice service, and converts a single T1 digital network access line into 24 telephone circuits for voice, facsimile and modem connections. The Access Bank II expands on the voice functions of the Access Bank I and adds high-speed data ports for computer connectivity and dual T1 line interfaces for increasing data speeds and connecting digital phone systems. The Access Exchange is a customer-located access switch that enables long distance carriers to offer local services from their embedded base switching equipment. The Wide Bank 28 is a highly-integrated M1-3 standard multiplexer designed to connect T1 equipment to high-bandwidth T3 digital circuits, providing up to 28 T1 connections for enhanced voice and high-speed data services. The Access Navigator/DCS Service Manager provides a complete solution for managing four to 32 access connections in a highly integrated package. With the functions of a 1/0 digital cross connect system, plus demarcation testing, carriers are able to decrease maintenance costs and labor while increasing service availability. The Access Navigator/GR-303 offers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS(R) voice services, the Access Navigator/GR-303 grooms and optionally concentrates fractional T1 data connections from customer locations. The Company differentiates its products on their ability to enable multiple service offerings, facilitate the rapid deployment of new services, reduce cost of ownership, provide programmable software-based functionality, scale cost-effectively at carrier and end user locations, and satisfy the safety and regulatory requirements of carriers and end users. The retail list prices of the Company's Access Bank family of products range from $3,495 to $7,000, depending upon configuration, and the retail list prices of the Company's Wide Bank family of products range from $3,000 to $9,000, depending upon configuration and the retail list prices of the Company's Access Navigator family of products range from $8,000 to $20,000, depending upon configuration.

   The Access Bank Family of Products

   Access Bank I-Released: June 1995

   The Company's Access Bank I provides an economical, compact, and reliable solution for converting T1 digital access services from Incumbent Local Exchange Carriers ("ILECs ") and CLECs to 12 or 24 individual analog telephone circuits at end user locations. The T1 Channel Service Unit ("CSU"), ringing generator, power converters, ringback tone generator, and channel bank controller are all integrated into a Line Interface Unit ("LIU"). The design of the Access Bank I incorporates an integrated CSU, which allows customers to plug in a T1 line without having to connect other peripheral devices or customized circuit cards to address specific network requirements. Five different types of 12-channel telephone line interface circuit cards provide popular voice service delivery options. Interface circuit cards allow for the delivery of enhanced local services such as Caller ID and distinctive ringing. The Access Bank I operates with a variety of high-speed modems, and automatically adjusts matching characteristics to different modems and line conditions in order to provide a clean, high-quality transmission path. The Access Bank I is principally used by competitive carriers for economical local service delivery, long distance service delivery using T1 access, digital voice networking equipment connectivity, ISP modem pool connections to T1, branch office connectivity to T1, and rapid deployment of temporary telephone services. Systems integrators use Access Bank I to convert T1 connections to a variety of analog service connections for applications such as remote access router interfaces, frame relay and IP voice telephone system connectivity, and computer telephony interfaces.

   Access Bank I TR-08-Released: November 1996

   The Access Bank I TR-08 provides a Bellcore Standard TR-08 digital loop carrier software protocol for T1 connections directly to the line side T1 ports of local switches. Local exchange carriers use the Access Bank I TR-08 for economical local service delivery and expansion by competitive carriers of line capacity for local switches. The Access Bank I TR-08 provides low-cost, compact, wiring closet deployment of carrier-class enhanced voice features such as Caller ID and distinctive ringing to competitive carriers utilizing Nortel, Lucent, Siemens and other local exchange switches. Access Bank I TR-08 enables inexpensive carrier provisioning of physically separate single shelf groups for 12 or 24 managed telephone lines from a T1.

   Access Bank II-Released: November 1996

   The Access Bank II enables carriers to provide multi-line voice and data over one or two T1 access lines. Carriers use the Access Bank II for multi-line voice plus high-speed data services, branch office voice and data connectivity, the protection of mission critical voice and data, and the integration of fax, modem, and high-speed data on digital PBX T1s. The Access Bank II includes two T1 network interfaces with fully integrated CSU and Data Service Units ("DSU"), offering up to 3.0 Mbps of total throughput. Dual T1 interfaces can accommodate future bandwidth requirements and integration of fax, modem and high-speed data on digital PBX T1s, and can provide protection for end users' mission critical voice and data applications. The two built-in data interfaces offer connectivity for high-speed Internet routers, frame relay devices, video and other high-speed data applications. By combining digital data with voice over one or two T1 lines, bandwidth can be utilized more efficiently, saving on communication access costs. The Access Bank II also includes sophisticated management capabilities such as an optional Ethernet SNMP LAN management connection for configuration and monitoring.

   Access Bank II/HDSL-Released: May 1998

   The Access Bank II HDSL (sold by ADC as EZT1/D1/HDSL) is used by competitive carriers to provide multi-line voice and high-speed data services over carriers' existing copper infrastructure. Access Bank II HDSL represents the integration of ADC's HDSL technology into the Access Bank II, creating an end-to-end digital deployment solution for competitive carriers from wiring centers to customer locations. This solution enables competitive carriers to decrease their monthly access costs while providing T1 quality digital service delivery over low-cost unbundled copper access loops.

   Access Exchange-Released: April 1998. The Access Exchange, released in April 1998, performs the functions of the Access Bank II and includes software for automatic call routing and number translation on a call-by-call basis. This product allows long distance carriers to combine local voice services with long distance and high-speed data services on their existing switch infrastructure.

   Wide Bank Family of Products

   Wide Bank 28-Released: November 1997

   The Wide Bank 28 connects a high bandwidth digital T3 access line to four to 28 T1 service connections. The Wide Bank 28 allows competitive carriers to consolidate multiple T1s into T3 services to reduce monthly access costs for ISPs, CLECs, wireless carriers and end users; provide redundant T3 service distribution from digital radio connections; provide T1 service expansion from fiber multiplexers; and connect T3 LEC services to ISP remote access servers. The Company's Wide Bank 28 is used by wireless carriers to provide T3 to 28 T1 conversion, T1 circuit grooming, network protection, and remote management of their high-bandwidth digital wireline and digital radio connections. These connections typically provide the backbone links between mobile radio (cellular or PCS) transmission sites. Up to seven quad Digital Signal Cross-Connect Level 1 (T1) interface cards support up to 28 T1 connections. Cards can therefore be quickly and easily added to meet bandwidth requirements. An identical spare quad T1 provides software-controlled redundancy. The Wide Bank 28 also incorporates T1 Network Interface Unit ("NIU") functionality to eliminate additional equipment and installation labor costs for carriers. Redundancy options on the Wide Bank 28 include programmable T1 and T3 software-based functionality and electronics protection through the use of an additional quad T1 card or T3 controller card, respectively. The unit incorporates solid-state fuseless protection, hot-swappable cards, multiple T1 and T3 line tests for fault isolation and built-in bit error rate testing. The Wide Bank 28 is housed in a compact, single rack-unit case. Twenty-one Wide Bank 28 multiplexers can be mounted in a standard rack for high channel density, or wall-mounted for lower density applications.

   Wide Bank 28 NEBS-Released: May 1998

   The Wide Bank 28 NEBS offers the features and performance of the standard version of the Wide Bank 28 in compliance with Network Equipment Building Standards ("NEBS") criteria. Wide Bank 28 NEBS allows carriers to install the Wide Bank 28 in central office locations where the product is designed to operate under electrical and physical environmental stresses such as electromagnetic interference, high and low temperatures and earthquake and vibration conditions.

   Access Navigator Family of Products.

   Access Navigator/DCS Service Manager-Released: January 1999

   The Access Navigator DCS Service Manager provides a complete solution for managing four to 32 T1 access connections in a highly integrated package. With the functions of a 1/0 digital cross connect system, plus demarcation testing, carriers are able to decrease maintenance costs and labor, while increasing service availability.

   Access Navigator/GR-303-Released: January 1999

   The Access Navigator GR-303 offers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS(R) voice services, the Access Navigator/GR-303 grooms, and optionally concentrates, fractional T1 data connections from customer locations. Fractional voice and data services from multiple customers and applications are combined by the Access Navigator to save recurring transmission costs, and capital costs on switch or router ports.

   With both NEBS and customer premises certifications, the Access Navigator can be located in carrier racks or on customer walls. The power of a 32 port digital cross connect system and remotely managed demarcation occupies only one and one half rack units. Integrated testing and optional common equipment redundancy ensure carrier-class service availability. Space, power and installation labor are significantly reduced in comparison to old generation digital cross connect and CSU or NIU shelves. Additional Quad T1 Cards can be installed while the Access Navigator is in service to provide from four to 32 T1/CSU connection ports.

   Access Navigators provide management access via Ethernet SNMP, Telnet CLI, and RS-232 CLI. Flow-through provisioning and testing control over ESF T1 connections, from the Access Navigator to the Company's Access Bank II units, reduce truck rolls and improve voice and data service availability at customer locations.

Customers

   The Company primarily sells its products through third-party distributors to competitive carriers such as CLECs, ISPs, utilities and wireless carriers who provide enhanced voice and high-speed data services to end users such as small and medium-sized businesses. Set forth below is a list of the Company's third-party distributors, as well as a partial list of competitive carriers and end users who the Company believes have each purchased the Company's products based on information from its distributors and product sales. The Company believes that all of these competitive carrier customers and end users are currently using the Company's products and are representative of the Company's overall competitive carrier customers and end users.


----------------------------------------------------------------------------------------------------------------------------
                                                        Distributors
----------------------------------------------------------------------------------------------------------------------------
ADC Telecommunications, Inc. (OEM)                            Solunet, Inc.
Advantage Telcom                                              Somera Communications, Inc.
ALLTEL Supply, Inc.                                           Sprint North Supply
C&L Communications                                            Telsource Corporation
Graybar Electric Company, Inc.                                Walker & Associates
MicroAge Inc.                                                 Williams Telecommunications Systems, Inc.
Phillips Communications and Equipment Co.
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                 Competitive Carrier Customers
-------------------------------------------------------------------------------------------------------------------------------
ALS (formerly Teleport Communications Group, Inc.)      Frontier Communications              NEXTLINK Communications, Inc.
ACC Long Distance                                       GST Telecommunications, Inc.         NHT Partnership PECO
Allegiance Telecom, Inc.                                GTE                                  Pacific Bell
ALLTEL Affiliates                                       Hyperion Telecom                     PECO
Bell Atlantic                                           ICG Telecom Group, Inc.              PSINet, Inc.
BTI Telecommunications Services                         Intermedia Communications, Inc.      QWEST Communications
Cellular One Group                                      Logix Communications, Inc.           Sprint
Cablevision Systems Corp.                               MCI Worldcom, Inc.                   STAR Telecommunications, Inc.
Choice Com                                              MediaOne                             Teligent
CODETEL                                                 Metrocom                             Thrifty Call, Inc.
Commonwealth Telecom Services, Inc.                     MGC Communications, Inc.             US LEC Corp
e.spire Communications, Inc. (formerly ACSI)            National Telecommunications          US WEST, Inc
Extreme Technologies, Inc.                              Nextel Communications, Inc.          WinStar Communications, Inc.
-------------------------------------------------------------------------------------------------------------------------------

   The Company's customer base is concentrated and a small number of distributors have historically accounted for a majority of the Company's net revenue. For year ended December 31, 1998, Walker & Associates, Phillips Communications and Equipment and Telsource Corporation accounted for 40%, 17% and 15%, respectively, of net revenue. In 1997, Walker & Associates, ADC Telecommunications and Phillips Communications and Equipment accounted for 37%, 20% and 14%, respectively, of net revenue. In addition to being dependent on a small number of distributors for a majority of its net revenue, the Company believes its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. The Company believes that in 1997, twenty-two
(22) competitive carrier customers were the end users of approximately 75% of its net revenue and that in 1998, thirty-five (35) competitive carrier customers were the end users of approximately 83% of its net revenue.

Sales, Marketing and Customer Support

   Sales. The Company employs a leveraged sales model currently consisting of a direct sales force and a regional sales engineering support group, which works with its 13 third-party distributors to identify potential customers and provide pre- and post-sales support to its competitive carrier customers and end users. Sales from third-party distributors accounted for substantially all of the Company's revenues for the years ended December 31, 1997 and December 31, 1998.

   Third-Party Distributors. The Company's distributors are responsible for fulfilling product orders and warehousing product as well as identifying potential competitive carrier customers. The Company establishes relationships with distributors through written agreements which provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase the Company's products for resale. Such agreements generally do not grant exclusivity to the distributors, do not prevent the distributors from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of the Company's products, although the contracts may be terminated at the election of the Company if specified sales targets and end user satisfaction goals are not attained. The Company generally provides its distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, the Company does not provide its distributors with general product return rights. The Company has limited knowledge of the financial condition of certain of its distributors; however, it is aware that some of its distributors have limited financial and other resources which could impair their ability to pay the Company. Although the financial instability of these distributors has not limited any distributor's ability to pay the Company for its products to date, there can be no assurance that any bad debt incurred by the Company will not exceed the Company's reserves therefor or that the financial instability of one or more of the Company's distributors will not materially adversely affect the Company's business, financial condition or results of operations. The Company has limited knowledge of the inventory levels of its products carried by its OEMs and distributors, and the Company's OEMs and distributors have in the past reduced, and may in the future reduce, planned purchases of the Company's products due to overstocking. Moreover, distributors who have overstocked the Company's products have in the past reduced, and may in the future reduce, their inventories of the Company's products by selling such products at significantly reduced prices. Any such reduction in planned purchases or sales at reduced prices by distributors or OEMs in the future could reduce the demand for the Company's products, create conflicts with other distributors or materially adversely affect the Company's business, financial condition and results of operations. In addition, three times a year, some of the company's distributors are allowed to return a maximum of fifteen percent of the Company's unsold products held in stock by such distributor, which were purchased within the four month period prior to such return date, for an equal dollar amount of new equipment.

   While to date these returns have not had a material impact on the Company's results of operations, there can be no assurance that these returns through stock rotation will not have a material adverse effect on future operations. The Company believes it has made adequate allowances to provide for such returns. The Company is generally required to give its distributors a 60-day notice of price increases or decreases. In addition, the Company grants certain of its distributors "most favored customer" terms, pursuant to which the Company has agreed to not knowingly grant another distributor the right to resell the Company's products on terms more favorable than those granted to the existing distributor, without offering the more favorable terms to the existing distributor. There can be no assurance that these price protection and "most favored customer" clauses will not cause a material decrease in the average selling prices and gross margins of the Company's products. Although, the Company believes that price protection will not have a material adverse effect on the Company's business, financial condition and results of operations there can be no assurance that price protection will not have such a material adverse affect on our business in the future.

   Sales Engineering Support. The Company's sales engineering support group is responsible for platform configuration, evaluation and telephone sales support activities. The Company's sales support and sales engineering strategy focuses on assisting carriers and end users in rapidly integrating the Company's products into their networks. The sales engineering support group identifies carrier and end user leads and, based on initial presentations, provides evaluation units for trial in carrier and end user networks. After successful trial and approval, the carrier or end user is provided with product installation and maintenance training. The sale of the Company's products averages between four and six months in the case of competitive carriers, but can take significantly longer in the case of ILECs and certain distributors and end users. Initially, the Company's sales engineering support group is involved in educating carriers and end users on the functionality and benefits which may be derived from using the Company's products. Subsequently, members of both the Company's sales engineering and research and development organizations are involved in providing the carrier or end user with the required training and technical support to integrate the Company's products into a new application or service.

   Marketing. The Company's marketing organization develops strategies for product lines and, along with the Company's sales force, develops key account strategies and defines product and service functions and features. Marketing is responsible for sales support, request for proposals ("RFPs") and request for quotes ("RFQs"), in-depth product presentations, interfacing with operations, setting price levels to achieve targeted margins, developing new services/business opportunities and writing proposals in response to customer requests for information or quotations. In order to create awareness, market demand and sales opportunities, the Company engages in a number of marketing activities which include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, public relations activities with trade and business press, publication of technical articles and the distribution of sales literature, technical specifications and documentation.

   Customer Service and Support. Based on customer support calls, the Company believes that ongoing customer support is critical to maintaining and enhancing relationships with carriers, end users and distributors. The carrier and end user support group has five functions: (i) new product development, which provides for product ideas and enhancements based on customer requirements through the pre- and post-sales support effort, (ii) inbound technical support, which focuses on pre- and post-sales calls made to the Company from its customers, (iii) outbound application support and response to RFPs and RFQs,
(iv) training, including installation and application development training for customers, sales engineers and employees and (v) reporting and analysis based on the automated trouble ticket and returned material systems.

Competition

   The market for telecommunications equipment is characterized by intense competition, with a large number of suppliers providing a variety of products to diverse market segments within the telecommunications industry. Management believes that the principal competitive factors in the Company's markets include performance and reliability; flexibility, scalability and ease-of-use; breadth of features and benefits; end-to-end solutions and management systems, and initial and lifetime cost. The Company believes that it competes favorably with respect to each of these factors.

   The Company's existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. The Company's principal competitors for its Access Bank product family include Advanced Fibre Communications, Inc. ("AFC"), Cisco Systems, Inc. ("Cisco"), DSC Communications Corporation ("DSC"), General DataCom Industries, Inc. ("General DataCom"), Lucent Technologies, Inc. ("Lucent"), NEC USA, Inc. ("NEC"), Newbridge Networks Corporation ("Newbridge"), Northern Telecom Limited ("Nortel"), PairGain Technologies, Inc. ("Pairgain"), Paradyne Corporation ("Paradyne"), Premisys Communications, Inc. ("Premisys"), Pulse Communications, Inc. ("PulseCom"), RELTEC Corporation ("Reltec"), Telco Systems, a division of World Access ("Telco") and other small private companies. The Company's principal competitors for its Wide Bank product family include Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), NEC, Nortel, Telco and other small private companies. The Company's principal competitors for our Access Navigator product family include Advanced Fibre Communications, Inc. ("AFC"), Adtran, Inc. ("Adtran"), Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), DSC Communications Corporation ("DSC"), Lucent Technologies, Inc. ("Lucent"), Newbridge Networks Corporation ("Newbridge"), Northern Telecom Limited ("Nortel"), Premisys Communications, Inc. ("Premisys"), RELTEC Corporation ("Reltec"), Telect, Inc. ("Telect"), Tellabs, Inc. ("Tellabs") and other small private companies. The Company expects that many of its competitors who currently offer products competitive with only one of the Company's product lines will eventually offer products competitive with all of the Company's product lines. In addition, several start-up companies have recently begun to manufacture products similar to those offered by the Company. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, one of the Company's distributors is currently competing with the Company, and there can be no assurance that additional distributors will not begin to develop or market products in competition with the Company.

   Many of the Company's current and potential competitors are substantially larger than the Company and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Such competitors may enter the Company's existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than the Company's solutions. Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to the Company's products and services. Some of the Company's competitors currently offer financing alternatives to their customers, a service that the Company does not provide at this time. Although the Company is currently investigating financing alternatives for it's competitive carrier customers, there can be no assurance that the Company will be able to secure financing. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, which could result in continued intense price competition or could make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the Company will be required to continue investing significant resources in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing

   The Company's manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. The Company currently uses several independent manufacturers to provide certain PCBs, chassis and subassemblies. The Company has developed a manufacturing process that enables it to configure its products to be adapted to different customer hardware and software applications at the final assembly stage. This flexibility is designed to reduce both the Company's manufacturing cycle time and the Company's need to maintain a large inventory of finished goods. The Company believes that the efficiency of its manufacturing process to date is largely due to the Company's product architecture and the Company's commitment to manufacturing process design.

   The Company spends significant engineering resources producing customized software and hardware to assure consistently high product quality. The Company tests its products both during and after the assembly process using internally-developed product assurance testing procedures. These procedures consist of automated board and automated system testing as well as environmental testing. Through December 31, 1998, the Company had experienced a return rate for defective products of less than 1%. Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources are not currently available. There can be no assurance that the Company will not experience supply problems in the future from any of its manufacturers or vendors. Any such difficulties could have a material adverse effect on the Company's business, financial condition, and results of operations.

Research and Product Development

   The Company focuses its development efforts on providing enhanced functionality to its existing products, including total network solutions and performance and the development of additional software-based features and functionality. Extensive product development input is obtained from customers and the Company's monitoring of end user needs and changes in the marketplace. The Company's current product development focus has been on developing MDA access solutions and completing new products such as the recently introduced Access Exchange and Access Navigator product family. Management believes that the Company's success will depend, in part, on its ability to develop and introduce in a timely fashion new products and enhancements to its existing products. The Company has in the past made, and intends to continue to make, significant investments in product and technological development. The Company's engineering, research and development expenditures totaled approximately $874,000, $2.8 million and $5.6 million in 1996, 1997 and 1998, respectively. The Company performs its research and product development activities at its principal offices in Boulder, Colorado. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

Patents, Licenses and Proprietary Information

   The Company relies upon a combination of patent, copyright and trademark and trade secret laws as well as confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. The Company has also entered into confidentiality agreements with its employees and consultants and enters into non-disclosure agreements with its suppliers and distributors so as to limit access to and disclosure of its proprietary information. There can be no assurance such measures will be adequate to deter and prevent misappropriation of the Company's technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

   As of March 1, 1999, a total of four U.S. patents had been issued to the Company, one additional patent has been allowed and a total of three U.S. patent applications were pending. The issued patents cover various aspects of: (i) voice and data circuits, (ii) switching technologies and (iii) redundancy. The U.S. patents begin to expire commencing in the year 2015. The Company also has one U.S. trademark application pending and three trademarks registered. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. Although the Company has not received communications from third parties asserting that the Company's products infringe or may infringe proprietary rights of third parties, the Company has no assurance any future claims, if determined adversely to the Company, would not have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

   At March 31, 1999, the Company employed 194 full-time employees in sixteen states. Additionally, the Company employs a number of engineering and other employees on a part-time basis. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good. The loss of any of the key management or technical personnel could have a material adverse effect on the Company.

   Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon its ability to attract and retain such employees. In an effort to attract and retain such employees, the Company continues to offer employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulties at times in hiring and retaining certain skilled personnel. In critical areas, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

   There are no family relationships between any of the executive officers, other than that between Mr. Koenig and Ms. Pierce.

                                  Risk Factors

   You should carefully consider the risks described below before making a decision to invest in Carrier Access. The risks and uncertainties described below are not the only risks that we face.

   If any of the following risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Have a Limited Operating History.

   We have a very limited operating history. We did not begin commercial deployment of our MDA equipment until the summer of 1995. Prior to 1997, we recorded only nominal product revenue, and we have been profitable on an annual basis for only two years. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the telecommunications equipment industry. Some of these risks, in addition to those risks disclosed elsewhere in this "Risk Factors" section, include:

-  significant fluctuations in quarterly operating results;
-  past losses and potential of future losses;
-  the intensely competitive market for telecommunications equipment;
- the expenses and challenges encountered in expanding our sales, marketing and research and development infrastructure;
- the risks related to our timely introduction of new products and product enhancements;
- the risks associated with increased business development and expansion of our operations.

We may not successfully implement any of our strategies or successfully address these risks and uncertainties.

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Existing Growth Rates.

   Although our revenues have grown significantly in recent quarters, such growth rates may not be sustainable, and you should not use these past results to predict future revenue or operating results. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

-  the size of the orders for our products, and the timing of such orders;
- the commercial success of our products, and our ability to ship enough products to meet customer demand in any particular period;
- changes in the financial stability of our distributors, customers or suppliers;
-  changes in our pricing policies or the pricing policies of our competitors;
-  seasonal fluctuations in the placement of orders;
-  changes in our distribution channels;
- potential delays or deferrals in our product implementation at customer sites;
- technical problems in customizing or integrating our products with end users' systems, and potential product failures or errors;
-  certain government regulations;
- general economic conditions as well as those specific to the telecommunications equipment industry.

   A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations may continue. Also, our distribution agreements generally allow our distributors to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the past, we have occasionally experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would adversely affect our operating income for a quarter or series of quarters, and these fluctuations could affect the market price of our common stock.

   Because substantially all of our sales are through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers selling directly to the end users of their products. Moreover, any downturn in general economic conditions could lead to significant reductions in customer spending for telecommunications equipment, which could result in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues fall below the expectations of securities analysts and investors, the trading price our common stock could significantly decline.

We Depend on Emerging Telecommunications Service Providers for Substantially All of Our Business.

   Up to now, our customers have consisted primarily of CLECs and, to a lesser extent, long distance carriers ("IXCs"), ISPs and wireless carriers. The market for the services provided by these competitive carriers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many competitive carriers are still building their infrastructure and rolling out their services. These competitive carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. The ability of these emerging competitive carriers to fund such expenditures often depends on their ability to obtain sufficient financing. Such financing may not be available to many of these emerging competitive carriers on favorable terms, if at all. If our current or potential emerging competitive carrier customers cannot successfully raise needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these carriers' capital spending programs may be adversely impacted. If our current or potential competitive carrier customers are forced to defer or curtail their capital spending programs, our sales and operating results may be adversely affected.

   In addition, many of the industries in which the competitive carriers operate have recently experienced consolidation. In particular, many telecommunication carriers have recently acquired or merged with ISPs. The loss of one or more of our competitive carrier customers, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

Our Customers are Subject to Heavy Government Regulation in the
   Telecommunications Industry, and Regulatory Uncertainty May Have a Material Adverse Effect on Our Business.

   Competitive carriers are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inactions by ILECs or other carriers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors. Any changes to legal requirements, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

   We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and we cannot assure you that they will not propose changes to the Act. This litigation and potential regulatory changes may delay further implementation of the 1996 Act, which could hurt demand for our products. Moreover, our distributors or competitive carrier customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Further, we may decide to modify our products to meet these anticipated changes. Our inability to modify our products or address such regulatory changes could have a material adverse impact on our business, financial condition or results of operations.

Our Markets are Highly Competitive and Have Many More Established Competitors.

   The market for our products is intensely competitive, with a large number of suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank product family include Adtran, AFC, Cisco, DSC, General Datacom, Lucent, NEC, Newbridge, Nortel, Pairgain, Paradyne, Premisys, Pulsecom, Reltec, World Access and other small private companies. Our principal competitors for our Wide Bank product family include Alcatel, NEC, Nortel and World Access. Our principal competitors for our Access Navigator product family include AFC, Adtran, Alcatel, DSC, Lucent, Newbridge, Nortel, Premisys, Reltec, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, several start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

   Many of our current and potential competitors are substantially larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion and sale of their products. Such competitors may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to our products and services. Some of our competitors currently offer lucrative financing alternatives to their customers, a service that we do not provide at this time. We expect our competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or noncompetitive.

   To be competitive, we will have to continue to invest significant resources in research and development and sales and marketing. We cannot assure you that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, financial condition and results of operations.

We Are Substantially Dependent on Our Distribution Channels.

   To date, substantially all of the sales of our products have been made through distributors. The Company's distributors are responsible for warehousing product and fulfilling product orders as well as identifying potential competitive carrier customers and, in some cases, customizing and integrating the Company's products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors, as follows:

   .  In 1996, Telco, Phillips, Telsource and C&L accounted for 47%, 18%, 18%
     and 11% of net revenue, respectively.
   .  In 1997, Walker & Associates ("Walker"), ADC Telecommunications ("ADC")
     and Phillips accounted for 36%, 20% and 14% of net revenue, respectively. . In 1998, Walker, Phillips and Telsource accounted for 40%, 17% and 15% of net revenue, respectively.

   We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business, financial condition or results of operations would likely be adversely affected.

   We have limited knowledge of the financial condition of certain of our distributors; however, we are aware that some of our distributors have limited financial and other resources which could impair their ability to pay us, although the financial instability of these distributors has not limited any distributor's ability to pay us for our products to date. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not materially adversely affect our business, financial condition or results of operations.

   We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our OEMs and distributors, and our OEMs and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may also occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or OEMs in the future could reduce the demand for our products, create conflicts with other distributors or otherwise adversely affect our business, financial condition and results of operations. In addition, three times a year distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset such returns. The Company believes it has made adequate allowances to provide for such returns.

   We are generally required to give our distributors a 60-day notice of price changes. Orders entered by distributors within the 60-day period are filled at the lower product price. In addition, we grant certain of our distributors "most favored customer" terms, pursuant to which we have agreed to not knowingly grant another distributor the right to resell our products on terms more favorable than those granted to the existing distributor, without offering the more favorable terms to the existing distributor. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on distributor inventories, our business, financial condition or results of operations.

   In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of competitive carrier customers who are primarily CLECs. We believe that in 1997, twenty-two (22) competitive carrier customers indirectly were the end users of approximately 75% of its net revenue and that in 1998, thirty-five (35) competitive carrier customers indirectly were the end users of approximately 83% of its net revenue. In addition, we believe that three competitive carrier end users each accounted for more than 10% of units sold in 1998. None of these competitive carrier customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future competitive carrier customers will not terminate their purchasing arrangements with the Company or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business, financial condition and results of operations.

   Our Growth is Dependent upon Successfully Maintaining and Expanding Our Distribution Channels.

   Our future net revenue growth will depend in large part on the following factors:
   .  our success in maintaining our current distributor relationships;
   . diversifying our distribution channels by selling to new distributors; and . maintaining and expanding our current competitive carrier customer base.

   Most of our existing distributors currently distribute the product lines of our competitors. Some of our existing distributors may in the future distribute other competitive product lines. There can be no assurance that we will be able to attract and retain a sufficient number of our existing or future distributors or that our distributors will recommend, or continue to recommend, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors reduce their purchases of our products, or that we fail to obtain future distributors, our business, financial condition or results of operations could be materially and adversely affected.

   In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions than to our products. Further, we cannot assure you that our distributors will continue to offer our products. Our distributor relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the distributor from carrying competing product lines and (3) do not require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

   Our Operating Results are Substantially Dependent on Sole and Single Source Suppliers.

   Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase 43 key components from vendors for which there is currently no substitute, and we purchase an additional 49 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain PCBs, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could materially adversely affect our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business, financial condition and results of operations would be materially adversely affected.

   In addition, manufacturing certain of these single or sole source components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations that they experience, which could negatively impact cost and timely delivery of our products. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on our business, financial condition or results of operations.

Our Ability to Meet Customer Demand Depends on the Availability of Our
   Components to Our Distributors.

   Our distributors frequently require rapid delivery after placing an order. Because we do not maintain significant component inventories, a delay in shipment by one of our suppliers could lead to our losing sales. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If distributor orders vary from forecasts, we may not have enough inventory of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could have a material adverse effect on our business, financial condition and results of operations.

We Have Limited Manufacturing Experience, and Our Dependence on Independent
   Manufacturers Could Result in Product Delivery Delays.

   We currently use several independent manufacturers to provide certain components, PCBs, chassis and subassemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be made in the future to continue to provide manufacturing services or components to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of six months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available. Any significant interruption in our supply of these components would result in delays or in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.

Our Executive Officers and Certain Key Personnel Are Critical to Our Business, and These Officers and Key Personnel May Not Remain With Us in the Future.

   Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, Chief Financial Officer and our key management, sales, engineering, customer support and product development personnel, many of whom would be difficult to replace. In particular, the loss of either Roger Koenig, President and Chief Executive Officer, or Nancy Pierce, Chief Financial Officer, both of whom co-founded our Company, could materially and adversely affect us. We believe that our future success will depend in large part upon our ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could have a material adverse effect on our business, financial condition or results of operations.

Our Ability to Manage Our Growth Will Affect Our Business.

   We have experienced rapid growth in net revenue and expansion of our operations, and we anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. Such growth continues to place significant strain on our management, information systems, operations and resources. For example, in the past we have experienced minor shipping errors primarily as a result of our limited resources in the face of a period of rapid growth. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, research and development, customer support, manufacturing and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth will also require us to hire more engineering, sales and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve our inventory management practices.

   Recruiting qualified personnel is an intensely competitive and time-consuming process. We cannot assure you that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support satisfactorily our customers and operations. We cannot assure you that we will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition or results of operations could be materially adversely affected.

Our Growth is Dependent on Our Introduction of New Products and Enhancements to
   Existing Products, and any Delay in Customers' Transition to Our New Products Could Adversely Affect Our Business.

   Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products and features that meet changing end user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by us or our competitors have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of our existing products. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on our business, financial condition and results of operations.

   The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our introduction of new or enhanced products will also require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products previously sold in order to add new features which were included in subsequent release of such product. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

   We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. To offset declining selling prices, we believe that we must successfully reduce the costs of production of our existing products and introduce and sell new products and product enhancements on a timely basis at a lower cost or sell products and product enhancements that incorporate features that enable them to be sold at higher average selling prices. We may not be able to achieve the desired cost savings. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or we are unable to introduce enhanced products with higher selling prices, our gross margins will decline, and such decline would have a material adverse effect on our business, financial condition and results of operations.

Our Products May Suffer from Defects or Errors Which May Subject Us to Product
   Returns and Product Liability Claims.

   Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite our extensive testing, errors, defects or failures are possible in our current or future products or enhancements. If such defects occur after commencement of commercial shipments, the following may happen:

   .  delay in or loss of market acceptance and sales;
   .  product returns;
   .  diversion of development resources;
   .  injury to our reputation; or
   .  increased service and warranty costs.

   Any of these results could have a material adverse effect on our business, financial condition and results of operations. Significant delays in meeting deadlines for announced product introductions or enhancements or performance problems with such products could result in an undermining of customer confidence in our products, which would materially and adversely affect our customer relationships as well.

   Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future. A successful product liability claim brought against us could have a material adverse effect on our business, financial condition and results of operations. Our agreements with our distributors typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective under the laws of certain jurisdictions.

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating
   Results.

   The sale of our MDA products averages approximately four to six months in the case of competitive carriers, but can take significantly longer in the case of ILECs and certain distributors and end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a competitive carrier's budgetary constraints, (2) distributor or competitive carrier internal acceptance reviews, (3) the success and continued internal support of competitive carrier's own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or competitive carriers. In addition, as competitive carriers have matured and grown larger, their purchase process has become more institutionalized, and it has become increasingly difficult, and required more of our time and effort, to gain the initial acceptance and adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our competitive carrier's products, the timing of the commercialization of a new distributor or competitive carrier's application or service based on our products is primarily dependent on the success and timing of a competitive carrier's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could have a material adverse effect on our business, financial condition and results of operations and cause our results of operations to vary significantly from quarter to quarter.

We Must Keep Pace with Rapid Technological Change to Remain Competitive.

   The telecommunications and data communications market is characterized by (1) rapidly changing technology, (2) evolving industry standards, (3) changes in end user requirements and (4) frequent new product introductions and enhancements that may render our existing products obsolete. We expect that new technologies will emerge as competition in the telecommunications and data communications industry increases and the need for higher volume and more cost efficient transmission equipment expands. Industry standards for MDA equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the business market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of our existing or future products could be significantly diminished. As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could adversely affect sales of our current products or delay introduction of our future products.

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

   We require substantial working capital to fund our business. As of December 31, 1998, we had approximately $54 million in cash and short term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.

Continued Expansion of the Market for Communications Services is Necessary for
   Our Future Growth.

   Our success will also depend on continued growth in the market for telecommunications and data communications services. The global communications marketplace is evolving, and it is difficult to predict its potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business, financial condition and results of operations would be materially and adversely affected.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
   Us.

   We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 1, 1999, we have been issued a total of four U.S. patents, we have three additional patents that are pending issuance of which one is allowable. We also have three U.S. registered trademarks and two U.S. trademark application pending. We have also entered into confidentiality agreements with all of our employees and consultants and enter into non-disclosure agreements with our suppliers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Further, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could have a material adverse effect on our business, financial condition and results of operations.

   The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have no assurance that any future claims, if determined adversely to us, would not have a material adverse effect on our business, financial condition or results of operations. In our distribution agreements, we agree to indemnify distributors and competitive carrier customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from the distributor.

   In the event litigation is required to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel or cause product shipment delays. In the event of an adverse ruling in any litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. In the event of a claim or litigation against or by us or our failure to develop or license a substitute technology on commercially reasonable terms, our business, financial condition and results of operations could be materially adversely affected.

Our Stock Price Has Been Highly Volatile.

   The market price of our common stock has been and is likely to continue to be subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, regulatory developments and other events or factors. In addition, the stock market in general and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our common stock.

Our Company is Controlled by a Small Number of Stockholders.

   Members of the Board of Directors and the executive officers of our Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 68% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Chief Financial Officer, respectively, are married and beneficially own approximately 58% of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control of our Company and may adversely affect the voting and other rights of other holders of our common stock.

Year 2000 Risks May Have a Material Adverse Effect on Our Business.

   As is true for most companies, the Year 2000 problem creates a risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in four areas:

-  potential warranty or other claims from our customers;
-  systems we use to run our business;
-  systems used by our suppliers; and

- the potential for failures of our products, particularly our central office-based Wide Bank systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products.

   We are currently evaluating our exposure in all of these areas.

   We are in the process of conducting a comprehensive inventory and evaluation of the information systems used to run our business. Systems that are identified as non-compliant will be upgraded or replaced. For the Year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to our operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our business, financial condition or results of operations could be materially adversely affected.

   We have contacted our critical suppliers and independent manufacturers to determine whether their operations and the products and services they provide are Year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of our suppliers and independent manufacturers to be prepared for any Year 2000 problems. However, such failures remain a possibility and could have a material adverse impact on our business, financial condition or results of operations.

   Although we believe our products are Year 2000 compliant, because all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our business, financial condition or results of operations.

ITEM 2.  PROPERTIES

   The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 38,000 square feet of office space in Boulder, Colorado. The Company occupies these premises under a lease expiring December 31, 2009. As of December 31, 1998, the annual base rent for this facility was approximately $400,000. The Company has planned an expansion of approximately 26,000 square feet of office space at this location scheduled for completion in late 1999.

   The Company's principal manufacturing facility consists of approximately 39,000 square feet of space in Boulder, Colorado. The Company occupies these premises under a lease expiring November 13, 2005. As of December 31, 1998, the annual base rent for this facility was approximately $310,000.

   In addition to its principal office space in Boulder, Colorado, the Company leases approximately 9,550 square feet of additional office space in Boulder, which is currently subleased. The Company also leases facilities and offices in Tulsa, OK and Greensboro, NC, for its field sales and support organization. The Company believes that its current facilities and planned expansions are adequate to meet its needs through the next 12 months. See "Business Risk Factors" Our Quarterly Results Fluctuate Significantly and We May Not be Able to Maintain Our Existing Growth Rates and "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 1999 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of the Stockholders. There are no family relationships among these officers, other than between Mr. Koenig and Ms. Pierce, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

            Name                  Age                       Position
----------------------------  ----------   --------------------------------------------------
Roger L. Koenig.............   44          President and Chief Executive Officer
Nancy Pierce................   41          Vice President-Finance and Administration,
                                           Chief Financial Officer, Treasurer and Secretary
Shrichand B. Dodani.........   41          Vice President, Engineering
J. Randy Shipley............   44          Vice President, Sales
John W. Stahura.............   44          Vice President, Operations

   Roger L. Koenig. Mr. Koenig has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in September 1992. Prior to co-founding the Company, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, an equipment systems integration and consulting firm. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.

   Nancy Pierce. Ms. Pierce has served as Vice President-Finance and Administration, Chief Financial Officer, Treasurer, Secretary and Director of the Company since its inception in September 1992. Prior to co-founding the Company, Ms. Pierce served as the Controller of Koenig Communications, an equipment systems integration and consulting firm. Prior to joining Koenig Communications, Ms. Pierce was a systems analyst at IBM Corporation and an internal auditor at ROLM Corporation. Ms. Pierce received a B.S. in Communication Disorders from Colorado State University and a M.B.A. from California State University, Chico.

   Shrichand B. Dodani. Mr. Dodani has served as Vice President, Engineering since April 1998, after having served as Vice President, Manufacturing and Engineering from August 1997 through April 1998. Mr. Dodani served as Vice President, Engineering and Sales of Aztek Engineering from March 1996 through August 1997. From August 1993 through March 1996, Mr. Dodani served as a Vice President for Nortel Asia Pacific and as director for Nortel European Transmission System, both of which are subsidiaries of Nortel. From August 1988 through August 1993, Mr. Dodani served as Segment Manager (Director of Product Management) in Europe and the U.S. for Alcatel Network Systems. Mr. Dodani received a B.S. in Physics and Math from Gujarat University, India and a M.B.A. and M. S. in Computer Science from the University of Texas.

   J. Randy Shipley. Mr. Shipley has served as Vice President, Sales of the Company since April 1998. From April 1997 to April 1998, Mr. Shipley served as Senior Vice President, National Distribution for e.spire, a CLEC. From September 1986 to April 1997, Mr. Shipley served in several capacities, the final position being Vice President, Data Network Systems Integration, for Williams Telecommunications Systems, Inc., a diversified telecommunications company.

   John W. Stahura. Mr. Stahura has served as Vice President, Operations of the Company since April 1998. From July 1996 to April 1998, Mr. Stahura served as President of Vaner, Inc., an electronics power conversion company. From May 1990 to May 1996, Mr. Stahura served as Vice President, Operations for Solidstate Controls, Inc., a power conversion company. From January 1984 to May 1990, Mr. Stahura served as Director of Operations for Keltec Florida Manufacturing, an electronics manufacturing company. Mr. Stahura received a B.S. in Mathematics from the U.S. Naval Academy.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) Market Price of and Dividends on the Registrant's Common Equity.

   The Company made its initial public offering on July 30, 1998 at a price of $12.00 per share. The Company's common stock is listed on the Nasdaq National Market under the symbol "CACS." The table below sets forth the high and the low closing sales prices per share as reported on the Nasdaq National Market for the periods indicated.

Year Ended December 31, 1998                                                                     High            Low
-------------------------------------------------------------------------------------------  -------------  -------------
 Third quarter ended September 30, 1998 (beginning  August 1, 1998)........................        $ 23.25        $13.375
 Fourth quarter ended December 31, 1998....................................................        $36.375        $13.375

   On March 1, 1999, the last reported sale price of the Registrant's common stock was $39.50 per share. As of March 1, 1999, there were 247 record holders of the Company's common stock. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

   (b)  Recent Sales of Securities

   The effective date of the registration statement for the Company's initial public offering of common stock filed on Form S-1 under the Securities Act of 1933 (File No. 333-53947), was July 30, 1998. The class of securities registered was common stock. The Offering commenced on July 31, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Credit Suisse First Boston, Hambrecht & Quist and Warburg Dillon Read LLC.

   Pursuant to the initial public offering Registration Statement, the Company sold 3,450,000 shares of its Common Stock for aggregate gross proceeds of $41.4 million.

   The Company incurred expenses of approximately $3.8 million of which approximately $2.9 million represented underwriting discounts and commissions and approximately $900,000 represented other expenses related to the initial public offering. The net initial public offering proceeds to the Company after total expenses was approximately $37.6 million.

   The Company has used approximately $18.8 million of the proceeds from the initial public offering as follows: approximately $9.2 million for working capital; approximately $3.2 million for product development; approximately $815,000 for capital expenditures; and approximately $5.6 million for general
corporate purposes.   Approximately $20.3 million of the proceeds have been used to purchase securities available for sale. The remaining net proceeds are cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

   In reliance on Rule 701 promulgated under the Securities Act of 1933, during the year ended December 31, 1998, the Company issued 298,856 shares of common stock pursuant to the exercise of stock option grants under the Company's 1995 Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data for the years ended December 31, 1996, 1997 and 1998 have been derived from the audited financial statements of the Company, included herein. The selected financial data for the years ended December 31, 1994 and 1995 have been derived from other audited financial statements of the Company. The information set forth below should be read in connection with the Company's audited financial statements and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" included elsewhere in this Annual Report.

Financial Highlights
                                                             As of or for the Years Ended
                                                                     December 31
                                                 -----------------------------------------------------
                                                  (in thousands, except per share and employee data)
                                                   1994       1995      1996       1997       1998
                                                 ---------   -------   --------   --------   ---------
Revenue, net...................................     $ 741     $2,058    $5,809     $18,719    $48,133
Gross profit...................................       362        771     2,525       9,250     25,066
Operating income (loss)........................       (24)       135      (100)      2,346      9,437
Net income (loss) (1)                               $   5     $  181    $  (76)    $ 1,735    $ 6,949
Net income (loss) available
  to common stockholders.......................     $   5     $  181    $ (361)    $   614    $ 5,363
Earnings (loss) per share:
  Basic........................................     $0.00     $ 0.01    $(0.03)    $  0.04    $  0.29
  Diluted......................................     $0.00     $ 0.01    $(0.03)    $  0.04    $  0.28
Working capital................................     $  14     $  121    $2,941     $16,615    $60,571
Total assets...................................     $ 243     $1,045    $4,822     $21,680    $72,313
Redeemable preferred stock.....................     $   -     $    -    $3,722     $17,358    $     -
Stockholders' equity...........................     $  42     $  222      (158)        560     63,358

(1) The Company was a Subchapter S Corporation for income tax purposes prior to January 1, 1996 and accordingly, taxable income was reported in the individual returns of the stockholders. Pro forma net income, calculated as if the Company had been a taxable entity during 1994 and 1995 would have been $3,000 and $113,000 respectively.

(2) No cash dividends were paid for any of the years presented. The Company paid distributions to shareholders while a Subchapter S Corporation totaling $25,000 and $48,000 in 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

Notice Concerning Forward-Looking Statements

   This Management's Discussion and Analysis contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under
Item 1 - "Business-Risk Factors." Particular attention should be paid to the cautionary language in Item 1 - "Business-Risk Factors" under the headings "Our Quarterly Results Fluctuate Significantly, and We May Not Be Able to Maintain Our Existing Growth Rates," "We Depend on Emerging Telecommunications Service Providers for Substantially All of Our Business," "Our Markets are Highly Competitive and Have Many More Established Competitors," "We are Substantially Dependent on Our Distribution Channels," and "Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays". Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

   The Company is a leading provider of Multi-service Digital Access equipment to competitive carriers for the provisioning of enhanced voice and high-speed data services to end users such as small and medium-sized businesses and government and educational institutions. The Company was incorporated in September 1992 as a successor company to Koenig Communications, an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, the Company ceased its systems integration and consulting business and commenced its main product sales with the introduction of the Access Bank Product Family. In the fourth quarter of 1997, the Company began commercial deployment of its Wide Bank Product Family and in January of 1999 the Company began commercial deployment of its Access Navigator product family. Accordingly, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets.

   The Company's net revenue is derived from the sales of MDA equipment and accessories. The Company recognizes revenue upon shipment of product from the Company's factory to its distributors' warehouses and direct customers. In 1997, the Company's Access Bank product family and the Wide Bank product family accounted for approximately 80% and 16%, respectively, of the Company's net revenue. In 1998, the Company's Access Bank product family and Wide Bank product family accounted for approximately 68% and 27%, respectively, of the Company's net revenue. See Note 1 of Notes to Financial Statements.

   Most of the sales of the Company's products are through distributors. The Company's distributors are responsible for warehousing product and fulfilling product orders as well as identifying potential competitive carrier customers and, in some cases, customizing and integrating the Company's products at end users' sites. As a result, the Company's success depends on maintaining good relations with its distributors. Sales of our products historically have been made to a limited number of distributors. In 1996, Telco, Phillips, Telsource and C&L accounted for 47%, 18%, 18% and 11% of net revenue, respectively. In 1997, Walker, ADC and Phillips accounted for 37%, 20% and 14% of net revenue, respectively. In 1998, Walker, Phillips and Telsource accounted for 43%, 15% and 13% of net revenue, respectively. The Company expects that sales of its products will continue to be made to a small number of key distributors. Accordingly, the loss of, or reduction in sales to, any of the Company's key distributors could have a material adverse effect on the Company's business, financial condition and results of operations. See Note 8 of Notes to Financial Statements.

   In addition to being dependent on a small number of distributors for a majority of its net revenue, the Company believes its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. The Company believes that in 1997, twenty-two (22) competitive carrier customers, indirectly, accounted for 75% of its net revenue and that in 1998, approximately thirty-five (35) competitive carrier customers, indirectly, accounted for 83% of its net revenue. In particular, the Company believes that three of these competitive carrier customers each accounted for more than 10% of the Company's net revenue in 1998. None of these competitive carrier customers has any obligation to purchase additional products or services. Accordingly, there can be no assurance that present or future competitive carrier customers will not terminate their purchasing arrangements with the Company's distributors or significantly reduce or delay the amount of the

Company's products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally provides its distributors with limited stock rotation and price protection rights, and the Company has granted certain of its distributors "most favored customer" terms. There can be no assurance that these stock rotation rights, price protection rights or most favored customer provisions will not have a material adverse effect on the Company's business, operating results or financial condition.

   The Company believes that average selling prices and gross margins for its products will decline as such products mature, as volume price discounts in distributor contracts take effect and as competition intensifies, among other factors. In 1998, the Company reduced the price of one of its Access Bank products, and the Company expects to make further price reductions in 1999 with respect to certain Access Bank and Wide Bank products. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. The Company's gross margins for its Access Bank product family and Access Navigator product family are higher than the gross margin for its Wide Bank product family. The Company believes its gross margins are likely to fluctuate based on product mix and channel mix. Margins will also likely be adversely affected from time to time by new product introductions.

Results of Operations

                                                                                     Year Ended December 31,
                                                                    ----------------------------------------------------------
(In thousands, except percentages and per share amounts)                   1996                1997                1998
                                                                    -----------------    ----------------    -----------------
Net revenue.......................................................             $5,809             $18,719             $48,133
Gross Margin as a percentage of revenue...........................                 43%                 49%                 52%
Net income (loss)available to common stockholders.................               (361)                614               5,363
Income (loss) per share (diluted).................................             $(0.03)            $  0.04             $  0.28

   For 1998, the Company's net revenue increased to $48.1 million compared to $18.7 million and $5.8 million for the years ended December 31, 1997 and 1996 respectively. For 1998, the Company's net income available to common stockholders increased to $5.3 million from $614,000 and a net loss of $361,000 for the years ended December 31, 1997 and 1996 respectively. These increases in net revenue and net income available to common stockholders were due primarily to a significant increase in the sales of Products, reflecting the introduction of new products and increased sales of existing products. The Company's gross margin on net revenue was 52%, 49%, and 43% for the years ended December 31, 1998, 1997, and 1996 respectively. Contributing to higher net income for 1998 was a substantial increase in other income, primarily reflecting an increase in interest income on the proceeds of the initial public offering.

Net Revenue and Cost of Goods Sold

                                                                                    Year Ended December 31,
                                                                     ------------------------------------------------------
(Dollars in thousands)                                                    1996               1997               1998
                                                                     ----------------   ----------------   ----------------
Net revenue.......................................................             $5,809            $18,719            $48,133
Cost of goods sold................................................              3,284              9,469             23,067

   Net revenue for 1998 was $48.1 million. This represented an increase of $29.4 million or 157% from the $18.7 million of net revenue in 1997. The increase was due to the introduction of new products, primarily the Wide Bank, Wide Bank NEBS and Access Bank II/HDSL product families in 1998, along with increases in the sale of existing products to distributors. Net revenue increased to $18.7 million in 1997 from $5.8 million in 1996, representing an increase of $12.9 million or 222%. The growth in net revenue was due to new product introductions for the Access Bank product family as well as increased distributor sales of the Company's existing products. The timing and quantities of orders for products may vary from quarter to quarter in the future due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products.

   Costs of goods sold increased to $23.1 million for 1998 compared to $9.5 million for 1997 and $3.3 million in 1996. In each year, the increase was primarily attributable to increased product shipments, partially offset by cost reductions in existing product platforms.

                                                                                  Year Ended December 31,
                                                                  ---------------------------------------------------------
(Dollars in thousands)                                                  1996                1997                1998
                                                                  -----------------   ----------------    -----------------
Gross profit...................................................             $2,525              $9,250             $25,066
Gross margin...................................................                 43%                 49%                 52%

   The Company's gross profit for 1998 was $25.1 million. This represents an increase of $15.8 million or 171% from the 1997 gross profit of $9.3 million. Gross margin increased to 52% in 1998 from 49% in 1997. The increase in gross margin in dollars and percentage were principally due to cost reductions for the existing product lines in addition to increases in manufacturing efficiencies generated by greater production volumes. Gross profit was approximately $9.3 million in 1997, an increase from $2.5 million in 1996. This 267% increase was caused by the increased shipments of the Company's products and was partially offset by cost reductions. Gross margins for 1997 and 1996 were 49% and 43%, respectively. Gross margin improved as a result of volume purchase discounts and efficiencies associated with increased manufacturing volume for new and existing products.

Research and Development Expenses

                                                                                     Year Ended December 31,
                                                                    ----------------------------------------------------------
(Dollars in thousands)                                                     1996                1997                1998
                                                                    ------------------   -----------------   -----------------
Research and development expenses.................................              $ 874              $2,848              $5,588
As a percentage of net revenue....................................               15.0%               15.2%               11.6%

   Research and development expenses increased to $5.6 million for 1998 from $2.8 million for 1997. This increase of $2.7 million or 96% was primarily due to an increase in the number of personnel engaged in the development of new products, particularly the Access Navigator. Research and development expenses increased from $874,000 in 1996 to $2.8 million for 1997. This increase of $1.9 million or 217% was primarily attributable to an increase in the number of personnel engaged in the development of the Wide Bank product family and other new products as well as enhancements developed for the existing Access Bank product family. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent. The Company expects the amount of research and development will increase at a faster rate in 1999, especially the first quarter of 1999, to fund the development of new products and enhancements for existing product platforms.

Selling, General and Administrative Expenses

                                                                                      Year Ended December 31,
                                                                    -----------------------------------------------------------
(Dollars in thousands)                                                     1996                 1997                1998
                                                                    -------------------   -----------------   -----------------
Sales and marketing expenses......................................              $  844              $2,395              $6,083
General and administrative expenses...............................                 907               1,578               3,270
                                                                    -------------------   -----------------   -----------------
Total selling, general and administrative expenses................               1,751               3,973               9,353
As a percentage of net revenue....................................                30.1%               21.2%               19.4%

   Selling, general and administrative expenses increased to $9.4 million in 1998. For 1997 the Company had selling, general and administrative expenses totaling $4.0 million. This represented an increase of $5.4 million or 135%. Marketing expense increases reflected increased marketing activity with respect to the introduction of the Wide Bank and Access Navigator product families, customer support, advertising and trade shows. The increase in sales and marketing expenses was the result of the Company's expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions.

   The Company has hired and intends to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expects these expenses to increase in absolute dollars in the future, although such costs should continue to decrease as a percent of this revenue. The Company also expects general and administrative expenses to increase in absolute dollars as the Company continues to add personnel and incurs additional costs related to the expansion of its business and operation as a public company, although such costs should continue to decrease as a percent of this revenue.

Stock-Based Compensation

   As discussed in Note 1 to the Financial Statements, the Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since inception, the Company has generally granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the Company's other equity transactions. During 1997 and the six months ended June 30, 1998, the Company granted options to employees with exercise prices less than the fair value per share based upon the Company's previous preferred stock offerings and the estimated price per share in the initial public offering. Accordingly, the Company has recorded deferred compensation expense totaling approximately $3.3 million. Such compensation expense will be recognized pro rata over the 48 month vesting period of the options. This deferred compensation expense totaled approximately $83,000 for 1997 and $688,000 for 1998. Related compensation expense will total approximately $818,000 for the years ended December 31, 1999, 2000 and 2001. It is the intention of the Company to generally grant future stock options with exercise prices equal to the fair value of the underlying Common Stock on the date of grant and account for such grants in accordance with generally accepted accounting principles.

     Interest and Other Income

     Interest and other income increased to $1.2 million in 1998 from $180,000 in 1997. This increase of $1.0 million was due to interest income generated from the investment of the higher cash balances generated by the initial public offering. Interest and other income increased to $180,000 in 1997 from $24,000 in 1996. The increase was primarily due interest earned on the proceeds of the issuance of preferred stock in 1997.

     Income Taxes

     For 1998, the Company's effective combined federal and state income tax rate was 34.8%, compared to 31.3% for 1997. The Company's 1998 tax rate was higher since the Company utilized all remaining tax loss carry forwards in 1997. In both 1998 and 1997 the Company realized research and development tax credits The Company had no income tax expense in 1996 due to a loss before income taxes. The Company expects its effective tax rate to increase in the future due to the expansion of its operations into other states which carry a higher effective tax rate than Colorado. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through cash generated from operations, sales of common and preferred stock and periodic borrowings under its credit facilities.

                                                                                                    As of December 31,
                                                                                         ---------------------------------------
(In thousands)                                                                                  1997                 1998
                                                                                         -------------------   -----------------
Working capital...................................................                                  $16,615             $ 60,571
Cash, cash equivalents and securities.............................                                    8,620               53,978
Total assets......................................................                                   21,680               72,313

                                                                                             Years Ended December 31,
                                                                             ---------------------------------------------------
(In thousands)                                                                    1996                 1997             1998
                                                                             ---------------    -----------------   ------------
Net cash provided (used) by:
  Operating activities............................................             $(1,695)             $(3,495)            $  9,553
  Investing activities............................................                (639)              (3,617)             (22,063)
  Financing activities............................................               3,135               12,287               37,607

     Cash Flows

     Net cash provided by operating activities for 1998 totaled approximately $9.6 million, while operating activities in 1997 used approximately $3.5 million of net cash. Cash provided by operating activities in 1998 was mainly due to net income and increases in accrued liabilities, and was partially offset by increases in accounts receivable. Cash used by operating activities in 1997 was primarily due to increases in inventory and accounts receivable, partially offset by net income and increases in accounts payable. Net cash used by operating activities for 1996 totaled approximately $1.7 million, and related to increases in inventory and accounts receivable.

     The Company's inventory levels decreased to approximately $5.1 million at December 31, 1998 from approximately $6.8 million at December 31, 1997. The decrease was due mostly to the Company's change to turnkey manufacturing for certain of its components and subassemblies.

     Cash used by investing activities was approximately $22.1 million for year ended December 31, 1998 and approximately $3.6 million for 1997. Cash and cash equivalents used by investing activities in both years was primarily the result of purchasing U.S. Government Agency and Corporate bonds with maturities greater than three months. The Company's capital expenditures for 1998 were $1.8 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to $1.1 million for 1997.
The Company has recently secured an additional 39,000 square foot manufacturing facility to support its future requirements. Cash used by investing activities was approximately $639,000 for 1996, related primarily to capital expenditures for additions to facilities and equipment to support its research, development and manufacturing activities. The Company intends to continue to significantly increase its capital expenditures in 1999 for additions to facilities and equipment to support its research, development and manufacturing activities. Therefore the Company expects these expenses to increase in absolute dollars in the future.

     Cash provided by financing activities was approximately $37.6 million for 1998 and $12.3 million for 1997. Cash provided by financing activities in 1998 was primarily due to net proceeds from the issuance of Common Stock in the Company's initial public offering. Net proceeds from the issuance of preferred stock resulted in the cash provided from financing activities in 1997 and 1996.

   Liquidity

   At December 31, 1998, the Company's principal sources of liquidity included cash and marketable securities available for sale of approximately $54 million and a bank credit facility of $5.0 million, which bears interest at the bank's prime rate. This working capital line of credit is limited to a borrowing base determined by the balance of the Company's eligible receivables and inventory. At December 31, 1998, there were no outstanding borrowings under the working capital line. See Note 4 of Notes to Financial Statements.

   At December 31, 1997, the Company's working capital was approximately $16.6 million and had increased to $60.6 million at December 31, 1998. The Company has no significant capital spending or purchase commitments other than normal inventory purchase commitments under facilities leases. See Note 10 of Notes to Financial Statements.

   The Company believes that its existing cash, investment balances, and its line of credit are adequate to fund its projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that its investing activities may use cash. Should the need arise, the Company believes it would be able to borrow additional funds or otherwise raise additional capital; however, there can be no assurance that additional funds or capital will be available in adequate amounts and on terms reasonably acceptable to the Company. The Company may consider using its capital to make strategic investments or to acquire or license technology or products. The Company may also enter into strategic alliances with third parties that could provide access to additional capital. Any such activities could require the Company to obtain additional financing. See "Business-Risk Factors--Potential Need for Additional Capital; Risks Relating to Potential Acquisitions."

Year 2000 Risks May Have a Material Adverse Effect on Our Business.

   As is true for most companies, the Year 2000 problem creates a risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in four areas:

-  potential warranty or other claims from our customers;
-  systems we use to run our business;
-  systems used by our suppliers; and

- the potential for failures of our products, particularly our central office-based Wide Bank systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products.

   We are currently evaluating our exposure in all of these areas.

   We are in the process of conducting a comprehensive inventory and evaluation of the information systems used to run our business. Systems that are identified as non-compliant will be upgraded or replaced. For the Year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to our operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our business, financial condition or results of operations could be materially adversely affected.

   We have contacted our critical suppliers and independent manufacturers to determine whether their operations and the products and services they provide are Year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of our suppliers and independent manufacturers to be prepared for any Year 2000 problems. However, such failures remain a possibility and could have a material adverse impact on our business, financial condition or results of operations.

   Although we believe our products are Year 2000 compliant, because all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our business, financial condition or results of operations.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective for all annual and interim periods beginning after June 15, 1999, and is not expected to have a significant effect on the Company's financial statements.

   The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. It establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no effect on the Company's financial statements as the Company operates in one business segment.

   The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" in 1997. SFAS establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

   Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of December 3, 1998 the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States Dollar. Historically, and as of December 31, 1998, the
Company has not used derivative instruments or engaged in hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                                                     Page(s)
                                                                                                                  -------------
Consolidated Financial Statements:
 Independent Auditors' Report...................................................................................       29
 Consolidated Balance Sheets
   December 31, 1997 and December 31, 1998......................................................................       30
 Consolidated Statements of Operations
   Years ended December 31, 1996, 1997 and 1998.................................................................       31
 Consolidated Statements of Stockholders' Equity
   Years ended December 31, 1996, 1997 and 1998.................................................................       32
 Consolidated Statements of Cash Flows
   Years ended December 31, 1996, 1997 and 1998.................................................................       33
 Notes to Consolidated Financial Statements.....................................................................       34

Financial Statement Schedule:
   Independent Auditors' Report.................................................................................       43
Schedule II - Valuation and Qualifying Accounts.................................................................       44

                          Independent Auditors' Report

The Board of Directors
Carrier Access Corporation:

   We have audited the accompanying balance sheets of Carrier Access Corporation as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                  KPMG LLP
Boulder, Colorado
January 20, 1999

                          CARRIER ACCESS CORPORATION
                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                      December 31,
                                                                                       ----------------------------------------
                                                                                             1997                   1998
                                                                                       -----------------      -----------------
ASSETS
Current assets:
Cash and cash equivalents                                                                        $ 6,104                $31,201
Marketable securities available for sale                                                           2,516                 22,777
 Accounts receivable, net of allowances for doubtful
 accounts and returns of $398 and $643 in
 1997 and 1998, respectively                                                                       4,645                  8,493
Inventory, net (note 2)                                                                            6,784                  5,053
Deferred income taxes (note 5)                                                                       237                  1,198
Prepaid expenses and other current assets                                                             91                    804
                                                                                       -----------------      -----------------
Total current assets                                                                              20,377                 69,526
Property and equipment, net of accumulated depreciation and amortization (note 3)
                                                                                                   1,267                  2,599
Deferred income taxes                                                                                ---                    118
Other assets                                                                                          36                     70
                                                                                       -----------------      -----------------
 Total assets                                                                                    $21,680                $72,313
                                                                                       =================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                                $ 2,685                $ 3,630
 Accrued warranty costs payable                                                                      286                    594
 Accrued compensation payable                                                                        381                  1,838
 Cooperative advertising                                                                             159                    467
 Deferred rent concessions (note 10)                                                                 217                    274
 Income taxes payable                                                                                ---                  2,000
 Other liabilities                                                                                    34                    152
                                                                                       -----------------      -----------------
 Total current liabilities                                                                         3,762                  8,955
                                                                                       -----------------      -----------------

Redeemable Series A and B preferred stock, 5,000,000 shares authorized, 3,728,755
 shares outstanding in 1997 (note 6)                                                              17,358                    ---
                                                                                       -----------------      -----------------

Stockholders' equity (note 7):
Common stock, 60,000,000 authorized and 14,299,689
 and 23,630,355 shares issued and outstanding for
 December 31, 1997 and 1998, respectively                                                             19                     28
Additional paid-in-capital                                                                         1,296                 59,955
Deferred stock option compensation                                                                (1,144)                (2,377)
Retained earnings                                                                                    389                  5,752
                                                                                       -----------------      -----------------
 Total stockholders' equity                                                                          560                 63,358
                                                                                       -----------------      -----------------
Commitments (note 10)
Total liabilities and stockholders' equity                                                       $21,680                $72,313
                                                                                       =================      =================


                See accompanying notes to financial statements.

                          CARRIER ACCESS CORPORATION
                           Statements OF OPERATIONS
                     (in thousands, except per share data)

                                                                  Years ended December 31,
                                                    1996                     1997                     1998
                                            ------------------      -------------------      -------------------
Net revenue                                            $ 5,809                  $18,719                  $48,133
Cost of sales                                            3,284                    9,469                   23,067
                                            ------------------      -------------------      -------------------
 Gross profit                                            2,525                    9,250                   25,066
                                            ------------------      -------------------      -------------------
Operating expenses:
 Sales and marketing                                       844                    2,395                    6,083
 Research and development                                  874                    2,848                    5,588
 General and administrative                                907                    1,578                    3,270
 Amortization of deferred stock
  compensation  (note 7)                                   ---                       83                      688
                                            ------------------      -------------------      -------------------
 Total operating expenses                                2,625                    6,904                   15,629
                                            ------------------      -------------------      -------------------
      Income (loss) from operations                       (100)                   2,346                    9,437
Interest income                                              0                      174                    1,213
Other income, net                                           24                        6                       11
                                            ------------------      -------------------      -------------------
      Income (loss) before income taxes                    (76)                   2,526                   10,661
Income tax expense (note 5)                                ---                      791                    3,712
                                            ------------------      -------------------      -------------------
 Net income (loss)                                         (76)                   1,735                    6,949
Preferred stock dividend requirement
 (note 6)                                                 (285)                  (1,121)                  (1,586)
                                            ------------------      -------------------      -------------------
 Net income (loss) available to common
  stockholders                                         $  (361)                 $   614                  $ 5,363
                                            ==================      ===================      ===================
Income (loss) per share:
 Basic                                                  $(0.03)                   $0.04                    $0.29
 Diluted                                                $(0.03)                   $0.04                    $0.28
Weighted average common shares
 outstanding:
 Basic                                                  13,881                   14,132                   18,253
 Diluted                                                13,881                   14,713                   19,387


                See accompanying notes to financial statements.

                           CARRIER ACCESS CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)



                                                 Common Stock    Additional     Deferred                     Total
                                                ---------------    Paid-in    Stock Option   Retained    Stockholders'
                                                Shares   Amount    Capital    Compensation   Earnings   Equity (deficit)
                                                -------  ------  -----------  -------------  ---------  ----------------
   Balances at January 1, 1996                  13,875       19          26             --        178               223
Conversion from subchapter S to C corporation       --       --         178             --       (178)               --
Exercise of stock options                          150       --           5             --         --                 5
Preferred stock dividend requirement (note 6)       --       --        (209)            --        (76)             (285)
Distribution to stockholders                        --       --          --             --        (25)              (25)
Net loss                                            --       --          --             --        (76)              (76)
                                                ------      ---     -------        -------    -------           -------
   Balances at December 31, 1996                14,025       19          --             --       (177)             (158)
Exercise of stock options                          275       --          69             --         --                69
Deferred stock compensation related to stock
 options issued at less than fair value (note 7)    --       --       1,227         (1,227)        --                --

Amortization of deferred stock compensation         --       --          --             83         --                83
  (note 7)
Preferred stock dividend requirement (note 6)       --       --          --             --     (1,121)           (1,121)
Distribution to stockholders                        --       --          --             --        (48)              (48)
Net income                                          --       --          --             --      1,735             1,735
                                                ------      ---     -------        -------    -------           -------
   Balances at December 31, 1997                14,300       19       1,296         (1,144)       389               560
Exercise of stock options                          299       --          64             --         --                64
Deferred stock compensation related to stock                 --       1,921
 options issued at less than fair value (note 7)    --                              (1,921)        --                --

Amortization of deferred stock compensation         --       --          --            688         --               688
 (note 7)
Preferred stock dividend requirement (note 6)       --       --          --             --     (1,586)           (1,586)
Issuance of common stock in initial public       3,450        3      37,599             --         --            37,602
 offering, net of offering costs (note 6)
Conversion of preferred stock to common stock    5,593        6      18,939             --         --            18,945
 (note 6)
Purchase and retirement of common stock            (12)      --         (59)            --         --               (59)
Tax benefit from exercise of stock options          --       --         195             --         --               195
 (note 5)
Net income                                          --       --          --             --      6,949             6,949
                                                ------      ---     -------        -------    -------           -------
   Balances at December 31, 1998                23,630      $28     $59,955        $(2,377)   $ 5,752           $63,358
                                                ======      ===     =======        =======    =======           =======

                See accompanying notes to financial statements.

                           CARRIER ACCESS CORPORATION
                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)

                                                                                 Year Ended December 31,
                                                                           1996            1997           1998
                                                                      --------------  --------------  -------------
Cash flows from operating activities:
   Net income (loss)................................................        $   (76)         $ 1,735       $  6,949
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
   Depreciation and amortization expense............................            120              421            470
   Provision for doubtful accounts and returns......................             20              382            246
   Provision for inventory obsolescence.............................             --               --            576
   Compensation expense related to stock options issued
   at less than fair value..........................................             --               83            688
   Accrued interest payable converted to preferred stock............             18               --             --
   Deferred income tax benefit......................................             --             (237)        (1,079)
   Tax benefit relating to exercise of stock options................             --               --            195
   Changes in operating assets and liabilities:
     Accounts receivable............................................           (912)          (4,000)        (4,093)
     Inventory......................................................         (1,544)          (4,573)         1,155
     Prepaid expenses and other.....................................            (20)             (59)          (747)
     Accounts payable...............................................            364            2,083            945
     Accrued warranty costs payable.................................             45              230            308
     Accrued compensation payable...................................            148              203          1,457
     Cooperative advertising........................................             --              159            308
     Deferred rent concessions......................................            139               78             57
     Income taxes payable...........................................             --               --          2,000
     Other liabilities..............................................              3               --            118
                                                                            -------          -------       --------
     Net cash provided (used) by operating activities...............         (1,695)          (3,495)         9,553
                                                                            -------          -------       --------
Cash flows from investing activities:
   Purchase of equipment............................................           (401)          (1,065)        (1,802)
   Sales (purchases) of securities available for sale, net..........             --           (2,514)       (20,261)
   Software development costs.......................................           (238)              --             --
   Other............................................................             --              (38)            --
                                                                            -------          -------       --------
     Net cash used by investing activities..........................           (639)          (3,617)       (22,063)
                                                                            -------          -------       --------
Cash flows from financing activities:
   Cash overdraft...................................................           (170)              --             --
   Proceeds from issuance of preferred stock, net...................          3,049           12,514             --
   Proceeds from issuance of common stock, net......................             --               --         37,602
   Proceeds from exercise of stock options..........................              5               69             64
   Purchase and retirement of common stock..........................             --               --            (59)
   Distributions to stockholders....................................            (25)             (48)            --
   Proceeds from short-term borrowings..............................            276            1,900             --
   Payments on short-term borrowings................................             --           (2,148)            --
                                                                            -------          -------       --------
     Net cash provided by financing activities......................          3,135           12,287         37,607
                                                                            -------          -------       --------
     Net increase in cash and cash equivalents......................            801            5,175         25,097
Cash and cash equivalents at beginning of period....................            128              929          6,104
                                                                            -------          -------       --------
Cash and cash equivalents at end of period..........................        $   929          $ 6,104       $ 31,201
                                                                            =======          =======       ========
Supplemental disclosure of cash flow and financing activities information:
   Cash paid for interest...........................................        $     2         $    22              10
                                                                            =======         =======        ========
   Cash paid for income taxes.......................................        $    --         $   948           2,616
                                                                            =======         =======        ========
   Conversion of debt and accrued interest payable into preferred           $    88         $    --        $     --
    stock...........................................................        =======         =======        ========
   Conversion of preferred stock to common stock....................        $    --         $    --        $ 18,945
                                                                            =======         =======        ========

                See accompanying notes to financial statements.

                           CARRIER ACCESS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998

1.  Summary of Significant Accounting Policies

  a. Business and Basis of Presentation--Carrier Access Corporation ("CAC" or the "Company") is a leading provider of Multi-service Digital Access ("MDA") equipment to competitive telecommunications carriers, including competitive local exchange carriers, Internet service providers and wireless carriers. The Company's MDA equipment is used for the provisioning of enhanced voice and high-speed data services by carriers to end users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

  b. Cash and Cash Equivalents and Marketable Securities Available for Sale-- Cash and cash equivalents include investments in highly liquid debt securities with maturities or interest reset dates of three months or less at the time of purchase.

  Marketable securities available for sale represent U.S. Government Agency and Corporate bonds with maturities of greater than three months and are recorded at the lower of amortized cost or market value. At December 31, 1997 and 1998, amortized cost approximates market value. Securities available for sale consisted of the following as of December 31;

                                     Amortized Cost and Market Value                   Interest Rates
                                ---------------------------------------------        -------------------
                                      1997                     1998                          1998
                                --------------------        -----------------         ------------------
Medium Term Notes                                --               $ 1,676,925             6.06% to 6.38%
                                --------------------        -----------------
Corporate Notes                          $  560,837               $ 5,942,743             7.15% to 8.00%
                                --------------------        -----------------
Municipal Bonds                                  --               $12,257,327             5.00% to 7.50%
                                --------------------        -----------------
Other                                    $1,955,357               $ 2,900,000                Variable
                                --------------------        -----------------
Total                                    $2,516,194               $22,776,995
                                ====================        =================

  c. Inventory--Inventory is recorded at the lower of cost or market, using standard costs, which approximate average cost. Costs includes freight, certain warehousing costs and other allocable overhead.

  d. Property and equipment--Property, equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over useful lives ranging from three to thirty years or the lease term. Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 totaled $114,687, $185,701, $470,359, respectively.

  e. Revenue Recognition--Revenue from sales of products is recognized upon shipment. Reserves for estimated sales returns through stock rotation are recorded when sales are made to customers with the right of return and are based on management's estimate of expected returns and historical experience.

  The Company provides limited price protection to its distributors, whereby increases in prices are subject to a 60-day notice period before becoming effective. In addition, the distributor is also entitled to receive a credit for subsequent price decreases to the extent of unsold distributor inventory at the time of the price decrease. The Company also provides its distributors with limited stock rotation rights, whereby products may be returned for an equal dollar amount of new or different equipment. Customers are limited to three exchanges per year and an amount equal to 15% of purchases in the preceding four month period. Neither of these rights affect the total sales price or payment obligations of the customer. In addition, the customers' obligation to the Company is not contingent upon the ultimate resale of the products. The Company provides for the estimated impact of price protection and stock rotation rights in its allowance for estimated returns based on historical experience and management's forecasts of price protection credits and returns.

  f. Advertising Costs--In addition to its own advertising activities, the Company accrues a specified percentage of the previous quarter's sales over certain contractual minimums to reimburse distributors for a portion of their advertising costs. Any unused allowance expires if not used during the following six months. Cooperative advertising expense for the years ended December 31, 1997 and 1998 totaled $217,687 and $342,442, respectively, and is included in sales and marketing expenses.

                          CARRIER ACCESS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (continued)

  g. Research and Development Costs--Research and development costs are charged to operations as incurred.

  h. Long-Lived Assets--The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is generally recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

  i. Income Taxes --The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

  j.   Income (Loss) Per Share, Common Stock Split and Re-Incorporation--Income
(loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. In 1997 and 1998, diluted income per share includes the impact of common stock options and excludes the impact of redeemable preferred stock, as the effect of the assumed conversion of the preferred stock and the elimination of the related dividend requirement would be antidilutive. Due to the loss in 1996, potential common stock instruments were antidilutive.

  On May 28, 1998 the Company's Board of Directors approved a three-for-two forward split of the Company's Common Stock. In addition, the Board also approved re-incorporation as a Delaware corporation, which included an increase to 60 million authorized common shares and a change to a par value of $.001 per share. All share and per share information included in the accompanying financial statements and notes thereto have been restated for the stock split.

  k. Stock-Based Compensation--The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has provided pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting for the plan, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied.

  Stock options issued to consultants and others for services are recorded at fair value as prescribed by SFAS 123. Charges to operations associated with these option grants were not significant during the years ended December 31, 1996, 1997 and 1998.

  l. Warranty Costs--The Company provides limited warranty protection to customers for a period of up to five years from the date of sale for parts and labor. The Company has accrued for its warranty obligations based on historical experience and management's estimate of future warranty costs to be incurred.

  m. Reclassifications--Certain reclassifications have been made to conform prior year financial statements to the 1998 presentation.

2.    Inventory

  The components of inventory as of December 31, are summarized as follows (in thousands):

                          CARRIER ACCESS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (continued)

                                                   1997             1998
                                               ------------    ------------
Raw materials.............................           $3,320          $3,327
Work-in-process...........................              351              93
Finished goods............................            3,113           2,209
Reserve for obsolescence..................               --            (576)
                                               ------------    ------------
                                                     $6,784          $5,053
                                               ============    ============

3.  Property and Equipment

  Property and equipment as of December 31, consisted of the following (in thousands):

                                                  1997             1998
                                               ------------    ------------
Machinery and software....................           $1,349          $2,706
Real property.............................               --             270
Furniture, fixtures and other.............              160             295
Leasehold improvements....................              134             174
                                               ------------    ------------
                                                      1,643           3,445
Less accumulated depreciation.............             (376)           (846)
                                               ------------    ------------
                                                     $1,267          $2,599
                                               ============    ============

4.  Debt and Related Party Transactions

  In May 1998, the Company entered into a credit agreement with a bank which provides for a $5.0 million revolving line of credit. The revolving line of credit bears interest at the prime rate (7.75% at December 31, 1998), matures in 1999, and is secured by certain assets of the Company. No borrowings were outstanding under the revolving line of credit at December 31, 1998.

  The above credit agreement contains certain restrictive covenants, including the maintenance of various financial ratios and does not permit the payment of any dividends without the prior written consent of the lender.

5.  Income Taxes

  Income tax expense consists of the following for the years ended December 31, (in thousands):

                                                   1997           1998
                                               ------------    ------------
Current.......................................      $1,028         $ 4,791
Deferred......................................        (237)         (1,079)
                                               ------------    ------------
  Income tax expense..........................      $  791         $ 3,712
                                               ============    ============

  No tax benefit was recorded for the year ended December 31, 1996 due to the Company's net loss and the uncertainty relating to the ultimate utilization of the Company's net operating loss carry forward.

  A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense for the years ended December 31, is as follows (in thousands):

                                                                  1996            1997           1998
                                                              -------------  --------------  ------------
Expected income tax expense (benefit).......................         $ (26)          $ 859        $3,631
State income taxes, net of federal tax benefit..............            (2)             64           386
Change in valuation allowance...............................            26             (67)          ---
Research and development tax credit.........................           ---            (112)         (286)
Amortization of deferred stock compensation.................           ---              32           140
Other, net..................................................             2              15          (159)
                                                              -------------  --------------  ------------
   Actual income tax expense................................         $ ---           $ 791        $3,712
                                                              =============  ==============  ============

  The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                               1997            1998
                                                                          --------------  --------------
Deferred tax assets:
  Allowance for doubtful accounts.......................................          $ 151           $ 241
  Inventory reserves....................................................             --             321

                          CARRIER ACCESS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (continued)

  Accrued warranty and co-operative advertising.........................             --             398
  Other accrued expenses................................................            143             111
  Compensation accruals, including deferred stock compensation..........             --             361
  Other, net............................................................             --              55
                                                                          ---------------  --------------
     Net deferred tax asset.............................................          $ 294         $ 1,487
Deferred tax liabilities:
  Property and equipment................................................            (43)           (149)
  Other, net............................................................            (14)            (22)
                                                                          ---------------  --------------
     Total deferred tax liabilities.....................................            (57)           (171)
                                                                          ---------------  --------------
     Net deferred tax asset.............................................          $ 237          $1,316
                                                                          ===============  ==============

For the year ended December 31, 1998, the Company recognized $195,010 as a direct increase to paid-in capital for the income tax benefit resulting from the exercise of non-qualified stock options by employees.

6.  Redeemable Preferred Stock And Initial Public Offering

  During 1995, the Company authorized a new class of preferred stock, consisting of 5,000,000 convertible Series A preferred shares with a par value of $0.10 per share. The preferred shares were convertible, at the option of the holder, into shares of common stock which was subject to the three-for-two forward split. The preferred shares were redeemable at the option of a majority of the preferred stockholders, any time after four years from the date of issuance, provided that the Company had not achieved certain financial results or completed a public offering of common stock, both as defined.

  On June 21, 1996, the Company completed a private placement of 1,210,861 shares of Series A preferred stock at a price of $2.86 per share, for net proceeds of $3,049,406. The private placement included 135,678 preferred shares issued to noteholders. In the event of the Company's liquidation, or redemption of the preferred shares, the Series A preferred stockholders were entitled to $2.86 per share plus unpaid dividends equal to 15% of the liquidation value per annum.

   During 1997, the Company amended its articles of incorporation to authorize a new class of preferred stock, consisting of 2,725,998 convertible Series B preferred shares with a par value of $0.10 per share. On September 16, 1997, the Company completed a private placement of 2,517,894 shares of Series B preferred stock at a price of $4.99 per share, for net proceeds of $12,514,291. In the event of the Company's liquidation, or redemption of the preferred shares, the Series B stockholders were entitled to $4.99 per share plus unpaid dividends equal to 15% of the liquidation value per annum.

   In August 1998, the Company completed its initial public offering of 3,450,000 shares of common stock at $12.00 per share, for net proceeds of approximately $37.6 million. Aggregate offering costs were approximately $3.8 million.

   In connection with the initial public offering, 1,210,861 shares of Series A preferred stock and 2,517,894 shares of Series B preferred stock with a liquidation value of $2.86 and $4.99 per share, respectively, were converted into common stock. The conversion gave effect to a three-for-two forward split, resulting in the issuance of 5,593,133 shares of common stock to the preferred stockholders.

7.  Stock Options

   Pursuant to the Company's 1995 stock option plan (the "Plan"), a committee appointed by the Company's Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan, as amended in 1998, authorizes the grant of options to purchase up to 3,750,000 shares of authorized, but unissued common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% five years from the grant date. As of December 31, 1998, an aggregate of 3,850,650 options had been granted under the Plan of which 1,211,250 were incentive stock options and 2,639,400 were non-qualified stock options.

  The following summarizes stock option activity under the Plan:

                                                                                                Weighted Average
                                                                    Shares Under option          Exercise Price
                                                                 --------------------------  -----------------------
Options outstanding at January 1, 1996.........................                    540,000                      0.14
  Granted......................................................                    970,500                      0.33
  Exercised....................................................                   (150,000)                     0.03
  Canceled.....................................................                   (596,250)                     0.33
                                                                 --------------------------
Options outstanding at December 31, 1996.......................                    764,250                      0.25
  Granted......................................................                    927,675                      0.50

                          CARRIER ACCESS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (continued)

  Exercised....................................................                   (274,689)                     0.25
  Canceled.....................................................                    (73,284)                     0.33
                                                                        --------------------           --------------
Options outstanding at December 31, 1997.......................                  1,343,952                      0.42
  Granted......................................................                  1,413,150                      8.82
  Exercised....................................................                   (298,856)                     0.22
  Canceled.....................................................                   (658,906)                     3.33
                                                                        --------------------           --------------
Options outstanding at December 31, 1998.......................                  1,799,340                     $5.99
                                                                        ====================           ==============
Options available for grant at December 31, 1998...............                  1,227,115
                                                                        ====================           ==============

  The following summarizes information about outstanding options at December 31, 1998:

                          Number outstanding           Weighted average remaining            Number vested
  Exercise price         at December 31, 1998           contractual life (years)            and exercisable
-------------------  ----------------------------     -----------------------------      ------------------------
0.33                          466,868                            4.3                               172,099
0.83                          165,372                            3.3                                42,693
1.73                           38,250                            4.0                                 1,500
3.33                          124,350                            4.2                                    --
4.00                          297,750                            4.3                                    --
4.67                           59,250                            4.3                                    --
5.67                           74,700                            4.4                                    --
10.00                          48,750                            4.5                                    --
11.00                         340,950                            4.5                                    --
14.25                          60,500                            4.7                                    --
16.88                          28,000                            4.8                                    --
24.00                          42,600                            4.9                                    --
28.75                          30,000                            5.0                                    --
30.25                          22,000                            5.0                                    --

  As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees and directors. As a result, for options issued with exercise prices below the estimated fair market value on the date of grant, the Company recorded deferred compensation expense totaling approximately $1,227,000 for options granted during the year ended December 31, 1997 and $2,046,000 for options granted during the year ended December 31, 1998. Such deferred compensation expense will be amortized to operations pro rata over the forty-eight month option vesting period. Such amortization expense totaled approximately $83,000 and $688,000 for the year ended December 31, 1997 and 1998, respectively.

  The weighted average fair values of options granted during 1996, 1997 and 1998 were $0.05 and $0.30 and $6.28 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, no volatility in 1996 and 1997 and 89.5% volatility in 1998, expected life of the options of three years in 1996 and 1997 and 4.98 years in 1998 and a risk-free interest rate of 6% for all years. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's 1996, 1997 and 1998 pro forma net income (loss) would have been as follows (in thousands, except per share data):

                                                                    Year ended December 31,
                                                           -------------------------------------------
                                                                1996          1997          1998
                                                           --------------  -----------  --------------
Net income (loss) available to common stockholders:
  As reported............................................         $ (361)        $ 614         $5,363
  Pro forma..............................................           (366)          577          5,039
Income (loss) per common share:
  As reported:
     Basic...............................................         $(0.03)        $0.04         $ 0.29
     Diluted.............................................          (0.03)         0.04           0.28
  Pro forma:
     Basic...............................................         $(0.03)        $0.04         $ 0.28
     Diluted.............................................          (0.03)         0.04           0.26

                          CARRIER ACCESS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (continued)


8.  Significant Customers, Suppliers and Concentration or Credit Risk

  The Company's customers are primarily distributors and an OEM, who resell the Company's products to end users. The Company recognized revenue from the following significant customers for the years ended December31:

                                                                   1996           1997         1998
                                                               --------------  ------------  -----------
Company A                                                                           $6,840      $20,749
Company B                                                               1,027        2,698        7,369
Company C                                                               1,017        1,253        6,360
Company D                                                                            3,802        2,337
Company E                                                                 631          650          855
Company F                                                               2,756        1,161           --

  Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely effect the Company's future operating results.

  The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers. The Company's receivables are concentrated in customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectable accounts.

9.  Employee Benefit Plan

  In May 1996, the Company adopted a defined contribution employee benefit plan (the Plan) under Section 401(k) of the Internal Revenue Code which is available to all employees who meet the Plan's eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. The Company may make discretionary employer matching contributions to the Plan. The Company made no contributions to the Plan in 1996, 1997 or 1998.

10.  Commitments

  The Company leases office space under various noncancelable operating leases that expire through 2009. Future obligations under these leases are as follows (in thousands):

Year ending December 31:
           1999........................................             $   896
           2000........................................               1,076
           2001........................................               1,064
           2002........................................               1,110
           2003........................................               1,159
           Thereafter..................................               5,526
                                                                    -------
                                                                    $10,831
                                                                    =======

The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

  Rent expense for the years ended December 31, 1996, 1997 and 1998 totaled $549,105, $547,130 and $555,483, respectively.

  The Company also subleases office space under various noncancelable operating leases that expire through 2000. Future rental income under these subleases are as follows (in thousands):

Year ending December 31:
           1999........................................                 142
           2000........................................                  75
                                                                       ----
                                                                       $217
                                                                       ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1999 (the "1999 Proxy Statement"), except that certain information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in the Company's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership of Principal Stockholders and Management" in the Company's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Transactions with Management" in the Company's 1999 Proxy Statement.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

         1. Financial Statements. The following financial statements of the Company and the Independent Auditors' Report therein are filed as part of this Form 10-K:

                                                                                   Page
                                                                                   ----

               Independent Auditors' Report......................................   29

               Balance Sheets as of December 31, 1997 and 1998...................   30

               Statements of Operations for the years ended December 31, 1996,
               1997 and 1998.....................................................   31

               Statements of Stockholders' Equity (Deficit) for the years ended
               December 31, 1996, 1997 and 1998..................................   32

               Statements of Cash Flows for the years ended
               December 31, 1996, 1997 and 1998..................................   33


         2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 1996, 1997, and 1998 filed as part of this Form 10-K should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997 and 1998.

            Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

                          Independent Auditors' Report

The Board of Directors
Carrier Access Corporation:

   Under date of January 20, 1999, we reported on the balance sheets of Carrier Access Corporation as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the Company's Annual Report on Form 10-K for 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statements schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  KPMG LLP
Boulder, Colorado
January 20, 1999

                                                                     SCHEDULE II


                           CARRIER ACCESS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                     Balance at         Additions             Bad Debt           Balance at
                                                  ----------------  ------------------  --------------------  -----------------
                                                     Beginning          Charged to        Write-offs, and            End
Allowance for doubtful accounts and returns:      ----------------  ------------------  --------------------  -----------------
                                                     of Period        Operations (1)         Returns (1)          of Period
                                                  ----------------  ------------------  --------------------  -----------------
Year Ended:
December 31, 1996...............................              $ --             $   20               $    --                $ 20
                                                  ================             ======               =======                ====
December 31, 1997...............................              $ 20             $  817               $  (439)               $398
                                                  ================             ======               =======                ====
December 31, 1998...............................              $398             $2,304               $(2,060)               $642
                                                  ================             ======               =======                ====


Inventory Obsolescence Reserve:
 Year Ended:
December 31, 1996...............................              $ --             $   --               $    --                $ --
                                                  ================             ======               =======                ====
December 31, 1997...............................              $ --             $   --               $    --                $ --
                                                  ================             ======               =======                ====
December 31, 1998...............................              $ --             $  805               $  (229)               $576
                                                  ================             ======               =======                ====

(1) Includes provisions for stock rotations and other sales returns, and actual returns which were charged against revenue. (See note 1(e) to the Company's Financial Statements included in Part II of this Annual Report).

See accompanying independent auditors report.

                                 EXHIBIT INDEX

  Exhibit                                               Description of Document
   Number
         3.1  Registrant's Amended and Restated Certificate of Incorporation as filed with the Secretary of State of
              Delaware on August 5, 1998 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's
              Registration Statement on Form S-1, Reg. No. 333-53947 ("Registrant's 1998 S-1")).
         3.2  Registrant's Bylaws (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's
              1998 S-1).
         4.1  Form of Registrant's Specimen Common Stock Certificate (which is incorporated herein by reference to
              Exhibit 4.1 to the Registrant's 1998 S-1).
         4.2  Amended and Restated Investor Rights Agreement, among the Registrant and the investors and founders named therein, dated September 16, 1997 (which is incorporated herein by reference to Exhibit 4.2 to the
              Registrant's 1998 S-1).
        10.1  Form of Diamond Level Distributor Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1998 S-1).
        10.2  Form of Platinum Level OEM Agreement (which is incorporated herein by reference to Exhibit 10.2 to the
              Registrant's 1998 S-1).
        10.3  Line of Credit Agreement with Bank One for $5,000,000 dated July 2, 1998 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1998 S-1).
        10.4  Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. for facilities at
              5395 Pearl Parkway, Boulder, Colorado, dated June 1, 1995 (which is incorporated herein by reference to
              Exhibit 10.4 to the Registrant's 1998 S-1).
        10.5  Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated
              September 20, 1995 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's 1998 S-1).
        10.6  Registrant's 1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.6 to the
              Registrant's 1998 S-1).
        10.7  Registrant's 1998 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.7 to the
              Registrant's 1998 S-1).
        10.8* Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated
              October 25, 1998.
        10.9  Form of Directors' and Officers' Indemnification Agreement (which is incorporated herein by reference to
              Exhibit 10.9 to the Registrant's 1998 S-1).
        10.10*Lease Agreement between Carrier Access Corporation and TC Boulder Warehouse, LP, a Delaware limited partnership for facilities at 6837 Winchester Circle, Boulder, Colorado, dated November 13, 1998.
        23.1* Consent of KPMG LLP, Independent Certified Public Accountants.
        24.1* Power of Attorney. Reference is made to Page 46.
        27.1* Financial Data Schedule. (In EDGAR format only)

-----------------
* Filed herewith.

                                   SIGNATURE

   Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 31 day of March 1999.

                                Carrier access corporation
                                       (Registrant)

                            By:      /s/ Nancy Pierce
                                ----------------------------------------------
                                Nancy Pierce
                                Vice President-Finance and Administration, and Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer), Secretary and Director


                               POWER OF ATTORNEY

   Know all men by these presents, that each person whose signature appears below constitutes and appoints Nancy Pierce, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such report on March 31, 1999 in the capacities indicated:

                         Signature                                                        Title
------------------------------------------------------------  -------------------------------------------------------------
/s/ Roger L. Koenig
----------------------------------
(Roger L. Koenig)                                             President, Chief Executive Officer (Principal Executive
                                                              Officer) and Chairman of the Board of Directors
/s/ Nancy Pierce
----------------------------------
(Nancy Pierce)                                                Vice President-Finance and Administration, Chief Financial
                                                              Officer, Treasurer (Principal Financial and Accounting
                                                              Officer), Secretary and Director
/s/ Douglas Carlisle
----------------------------------
(Douglas Carlisle)                                            Director

/s/ Joseph Graziano
----------------------------------
(Joseph Graziano)                                             Director

/s/ Ryal Poppa
----------------------------------
(Ryal Poppa)                                                  Director

/s/ John W. Barnett, Jr.
----------------------------------
(John W. Barnett, Jr.)                                        Director