Form 10-K405/A
period 1998-12-31
CARRIER ACCESS CORP
filed 1999-04-30
CIK 1018074

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
                                      To
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NUMBER
         DECEMBER 31, 1998                             000-24597

                          CARRIER ACCESS CORPORATION
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                     84-1208770
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                    5395 PEARL PARKWAY, BOULDER, CO  80301
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (303) 442-5455

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 28, 1999, there were 23,845,279 shares of the Registrant's common stock outstanding and the aggregate shares on the Nasdaq National Market on April 28, 1999) was approximately $942,455,195. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of the Registrant's Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of the Company as of April 28, 1999:

                     Name                         Age                               Position
                     ----                         ---                               --------
Roger L. Koenig...............................       44  President, Chief Executive Officer and
                                                         Chairman of the Board of Directors
Nancy Pierce..................................       41  Vice President, Finance and Administration, Chief Financial
                                                         Officer, Treasurer and Secretary and Director
Shrichand B. Dodani...........................       41  Vice President, Engineering
J. Randy Shipley..............................       44  Vice President, Sales
John W. Stahura...............................       44  Vice President, Operations
John Barnett, Jr..............................       58  Director
Douglas Carlisle..............................       41  Director
Joseph Graziano (1)(2)........................       54  Director
Ryal Poppa (1)(2).............................       64  Director

----------------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

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

     Nancy Pierce. Ms. Pierce has served as Vice President-Finance and Administration, Chief Financial Officer, Treasurer, Secretary and Director of the Company since its inception in September 1992. Prior to co-founding the Company, Ms. Pierce served as the Controller of Koenig Communications, an equipment systems integration and consulting firm. Prior to joining Koenig Communications, Ms. Pierce was a systems analyst at IBM Corporation and an internal auditor at ROLM Corporation. Ms. Pierce received a B.S. in Communication Disorders from Colorado State University and an M.B.A. from California State University, Chico.

     Shrichand B. Dodani. Mr. Dodani has served as Vice President, Engineering since April 1998, after having served as Vice President, Manufacturing and Engineering from August 1997 through April 1998. Mr. Dodani served as Vice President, Engineering and Sales of Aztek Engineering from March 1996 through August 1997. From August 1993 through March 1996, Mr. Dodani served as a Vice President for Nortel Asia Pacific and as director for Nortel European Transmission System, both of which are subsidiaries of Nortel. From August 1988 through August 1993, Mr. Dodani served as Segment Manager (Director of Product Management) in Europe and the U.S. for Alcatel Network Systems. Mr. Dodani received a B.S. in Physics and Math from Gujarat University, India and an M.B.A. and an M.S. in Computer Science from the University of Texas.

     J. Randy Shipley. Mr. Shipley has served as Vice President, Sales of the Company since April 1998. From April 1997 to April 1998, Mr. Shipley served as Senior Vice President, National Distribution for e.spire, a competitive local exchange carrier. From September 1986 to April 1997, Mr. Shipley served in several capacities, the final position being Vice President, Data Network Systems Integration, for Williams Telecommunications Systems, Inc., a diversified telecommunications company.

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

     John Barnett, Jr. Mr. Barnett has served as a Director of the Company since December 1998. Mr. Barnett is currently President of the Wholesale Services division of MCI WorldCom, Inc. (February 1997-present) and was President of WorldCom International from June 1996 through February 1997. From January 1995 until June 1996, Mr. Barnett served as Senior Vice President of Sales and Marketing of Williams Communications Company. From July 1993 until January 1995, Mr. Barnett served as President of WilTel International, a division of WilTel Network Services. WilTel Network Services is a predecessor of WorldCom, Inc. Mr. Barnett has also served as a Director of America's Carrier Telecommunication Association (ACTA), the Multimedia Telecommunication Association as well as several privately held corporations. Mr. Barnett received a B.A. in Political Science from Tulane University.

     Douglas Carlisle. Mr. Carlisle has served as a Director of the Company since September 1997. Mr. Carlisle has been a General Partner of Menlo Ventures since September 1984. Mr. Carlisle has served as a director of numerous public and private companies over the past 15 years. Mr. Carlisle received a B.S.E.E. in Electrical Engineering from the University of California, Berkeley and a J.D. and an M.B.A. from Stanford University.

     Joseph Graziano. Mr. Graziano has served as a Director of the Company since July 1996. Mr. Graziano served as Executive Vice President, Chief Financial Officer of Apple Computer, Inc. during the period from June 1989 through December 1995. Mr. Graziano also served as a Director at Apple Computer from June 1993 through October 1995. Mr. Graziano also serves as a Director of IntelliCorp., Inc., an enterprise software company, Pixar Animation Studios and CIDCO, a developer of advanced telephony products, and several private companies in the software and telecommunications industries. Mr. Graziano received a B.S.B.A. in Business Administration from Merrimack College. Mr. Graziano is also a Certified Public Accountant.

     Ryal Poppa. Mr. Poppa has served as a Director of the Company since May 1996. Mr. Poppa has been a private investor since June 1996. Mr. Poppa was the Chairman of the Board of Directors, President and Chief Executive Officer of Storage Technology Corporation, a data storage company, from January 1985 to May 1996. Mr. Poppa also currently serves as a Director of Metrocall, a paging company, and Redcape Policy Software, Inc., an enterprise software company. Mr. Poppa received a B.A. in Business Administration from Claremont McKenna College.

     There are no family relationships between any of the executive officers and directors, other than that between Mr. Koenig and Ms. Pierce. See "Certain Relationships and Related Transactions."

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Registrant's executive officers, directors and persons who own more than ten percent of the Registrant's Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten percent shareholders are also required by SEC rules to furnish the Registrant with copies of all such forms that they file.

     Based solely on its review of the copies of such forms received by the Registrant and written representations from certain reporting persons that no Forms 5 were required for such persons, the Registrant believes that during fiscal 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, with respect to the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998 (collectively, the "Named Officers"), information regarding compensation paid for services to the Company during the last three fiscal years:

                           Summary Compensation Table

                                                                                                   Long-Term Compensation
                                                                          Annual Compensation              Awards
                                                                     ---------------------------    Number of Securities
             Name and Principal Position                     Year       Salary($)       Bonus($)     Underlying Options
-----------------------------------------------------        ----    -----------     -----------   -----------------------
Roger L. Koenig                                              1998       163,462        50,000.00                 --
President, Chief Executive Officer and                       1997       143,269               --                 --
Chairman of the Board of Directors....................       1996            --               --                 --

Nancy Pierce                                                 1998       113,461        35,000.00                 --
Vice President, Finance and Administration, Chief            1997        94,615               --                 --
Financial Officer, Treasurer and Secretary............       1996            --               --                 --

                                                             1998       135,000        76,998.00             37,500
Shrichand B. Dodani                                          1997        43,538               --            187,500
Vice President, Engineering...........................       1996            --               --                 --

                                                             1998        93,462       119,449.00            175,000
J. Randy Shipley                                             1997            --               --                 --
Vice President, Sales.................................       1996            --               --                 --

                                                             1998        93,981        22,500.00            112,500
John Stahura                                                 1997            --               --                 --
Vice President, Operations............................       1996            --               --                 --

--------------------

Option Grants In Last Fiscal Year

     The following table shows, as to each of the Named Officers, information concerning stock options granted during the fiscal year ended December 31, 1998.

                       Option Grants In Last Fiscal Year

                                                       Individual Grants
                                ----------------------------------------------------------------    Potential Realizable Value
                                  Number of                                                         at Assumed Annual Rates of
                                 Securities     Percent of Total                                     Stock Price Appreciation
                                 Underlying     Options Granted                                       for Option Term($)(4)
                                   Options      to Employees in    Exercise Price      Date of     ---------------------------
            Name               Granted (#)(1)  Fiscal Year(%)(2)   Per Share($)(3)   Expiration          5%           10%
----------------------------   --------------   ----------------   --------------   ------------   -------------   -----------
Roger L. Koenig.............               --                 --                --             --              --            --
Nancy Pierce................               --                 --                --             --              --            --
Shrichand B. Dodani.........           37,500                2.7%      $     11.00      6/30/2003     $   115,500     $ 251,625
J. Randy Shipley............          150,000               10.6%      $      4.00      4/13/2003     $   168,000     $ 366,000
                                       25,000                1.8%      $    16.875      10/2/2003     $   118,125     $ 257,344
John Stahura................          112,500                8.0%      $      4.00       4/6/2003     $   141,120     $ 274,500

----------------
(1) All options were granted under the 1998 Stock Incentive Plan (the "1998 Plan"). Each option is immediately exercisable for all the option shares, but any unvested shares purchased upon exercise of the option are subject to repurchase by the Company, at the option exercise price paid per share, should the optionee's service with the Company cease prior to vesting of such shares.
(2)  Based on an aggregate of 1,411,650 options granted in fiscal year 1998.

(3) The exercise price per share of options granted represents fair market value of the common stock on the dates the respective options were granted as determined by the Board of Directors, and, for options granted after July 1998, such fair market value was based on the closing price of the common stock on the date of grant as reported on the Nasdaq National Market.
(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission, and there can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the five-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price appreciates over the option term, no value will be realized from the option grant.

Option Exercises And Holdings

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1998, with respect to each of the Named Officers. No stock options or stock appreciation rights were exercised during the fiscal year ended December 31, 1998 by the Named Executive Officers and no stock appreciation rights were outstanding at the end of the fiscal year ended December 31, 1998.

                                           Number of Securities Underlying
                                          Unexercised Options at Fiscal Year
                                                       End (#)                              Value of Unexercised
                                           -----------------------------------            in-the-Money Options at
                 Name                      Exercisable(1)        Unexercisable             Fiscal Year End($)(2)
--------------------------------------     -------------       ---------------             -----------------
Roger L. Koenig                                        --                   --                            --
Nancy Pierce                                           --                   --                            --
Shrichand B. Dodani...................            187,500                   --                     6,457,500
J. Randy Shipley......................            175,000                   --                     6,027,000
John Stahura..........................            112,500                   --                     3,874,500

-----------
(1) The options are immediately exercisable for all the option shares, but any shares purchased under the options will be subject to repurchase by the Company at the original purchase price per share upon the optionee's cessation of service prior to vesting in such shares.
(2) Based on $34.44 per share, the fair market value of the common stock at December 31, 1998, as determined based on the closing price of the common stock on such date as reported on the Nasdaq National Market, less the option exercise price payable for such shares.

Employment Agreements and Change of Control Arrangements

     The Company does not have any employment contracts with any of its executive officers. Under the 1998 Plan, upon a change of control of the Company, outstanding options held by executive officers will automatically accelerate in full and all unvested shares of common stock issued to such individuals will immediately vest in full unless assumed by the successor corporation.

Director Compensation

     The Company currently does not compensate any member of the Company's Board of Directors and does not intend to pay cash compensation to non-employee directors. However, members of the Board of Directors are eligible to receive discretionary option grants and stock issuances under the 1998 Plan. In addition, non-employee directors each receive an initial 15,000-share automatic option grant upon becoming a director. Each initial 15,000-share option grant vests in four successive equal annual installments upon the individual's completion of each year of service on the Board of Directors over the four year period measured from the option grant date. Each director also receives a 3,500-share option grant on the date of each annual meeting of stockholders pursuant to the 1998 Plan. The 3,500-share option grant vests upon the individual's completion of one year of Board service measured from the option grant date. All such option grants are granted at the fair market value on the date of grant. The 1998 Plan also permits the plan administrator to activate a director fee option grant program.

Compensation Committee Interlocks And Insider Participation

     The members of the Compensation Committee of the Company's Board of Directors are Mr. Graziano and Mr. Poppa. No executive officer of the Company serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of April 28, 1999 by (i) all persons who are beneficial owners of 5% or more of the common stock, (ii) each of the Company's directors, (iii) each of the Named Officers and (iv) all current directors and executive officers of the Company as a group.

                                                                                                    Percentage of
                                                                                Number of Shares        Shares
                                                                                  Beneficially       Beneficially
Name and Address of Beneficial Owner (1)                                            Owned(2)           Owned(2)
----------------------------------------                                         ----------------   -----------------
Entities affiliated with Menlo Ventures (3)...................................          1,570,641                6.6%
   3000 Sand Hill Road, Building 4, Suite 100
   Menlo Park, CA  94025
Roger L. Koenig (4)...........................................................         13,921,116               58.5
Nancy Pierce (5)..............................................................         13,921,116               58.5
KELD, LLC (6).................................................................         10,500,000               44.1
Shrichand B. Dodani (7).......................................................            213,724  *
J. Randy Shipley (8)..........................................................            202,000  *
John W. Stahura (9)...........................................................            102,500  *
John Barnett, Jr. (10)........................................................             37,300  *
Douglas Carlisle (3)..........................................................          1,570,641                6.6
Joseph Graziano (11)..........................................................            187,540  *
Ryal Poppa (12)...............................................................            223,924  *
All directors and executive officers as a group (9 persons)(13)...............         16,458,745               67.8

------------------
*    Less than 1%
(1) Except as otherwise noted, the address of each person listed on the table is c/o Carrier Access Corporation, 5395 Pearl Parkway, Boulder, Colorado 80301.
(2) Number and percentage of shares beneficially owned is based on 23,845,279 shares outstanding as of April 28, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 28, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage of such person or entity holding such securities but are not outstanding for the purpose of computing the percentage of any other person or entity. Except as indicated by footnotes to the table, and subject to the applicable community property laws, based on information provided by the persons shown in the table, such persons have sole voting and investment power with respect to all shares of common Stock shown as beneficially owned by them.
(3) Represents 1,503,006 shares held of record by Menlo Ventures VII, L.P. and 67,635 shares held of record by Menlo Entrepreneurs Fund VII, L.P. (collectively, the "Menlo Partnerships"). Mr. Carlisle, a director of the Company, is a managing member of MV Management VII, LLC, the General Partner of each of the Menlo Partnerships, and has shared voting and investment power with respect to the shares held by the Menlo Partnerships. However, Mr. Carlisle disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein as a result of his indirect general partnership interest in each of the Menlo Partnerships.

(4) Represents 1,711,558 shares held by Mr. Koenig, 1,709,558 shares held by Ms. Pierce and 10,500,000 shares held by KELD, LLC. Mr. Koenig is a managing member of KELD, LLC and has shared voting and investment power over the shares held by KELD, LLC.
(5) Represents 1,709,558 shares held by Ms. Pierce, 1,711,558 shares held by Mr. Koenig and 10,500,000 shares held by KELD, LLC. Ms. Pierce is a managing member of KELD, LLC. Ms. Pierce is a managing member of KELD, LLC and has shared voting and investment power over the shares held by KELD, LLC.
(6) Mr. Koenig and Ms. Pierce are managing members of KELD, LLC and have shared voting and investment power over the shares held by KELD, LLC.
(7) Includes 131,250 shares of common stock issuable upon exercise of immediately exercisable options, all of which are subject to the Company's right of repurchase.
(8) Includes 200,000 shares of common stock issuable upon exercise of immediately exercisable options, 162,500 of which are subject to the Company's right of repurchase.
(9) Includes 102,500 shares of common stock issuable upon exercise of immediately exercisable options, 93,750 of which are subject to the Company's right of repurchase.
(10) Includes 30,000 shares of common stock issuable upon exercise of immediately exercisable options, all of which are subject to the Company's right of repurchase.
(11) Includes 75,000 shares of common stock issued upon early exercise of immediately exercisable options, 37,500 of which are subject to the Company's right of repurchase.
(12) Includes 75,000 shares of common stock issued upon early exercise of immediately exercisable options, 37,500 of which are subject to the Company's right of repurchase.
(13) Includes 463,750 shares of common stock issued upon exercise of immediately exercisable options, 417,500 of which are subject to the Company's right of repurchase. Also includes 75,000 shares issued pursuant to early option exercises which are subject to the Company's right of repurchase.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Roger L. Koenig, the Company's President and Chief Executive Officer, and Nancy Pierce, the Company's Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary, are married to each other.

     In the past, the Company has granted options to certain of its executive officers and directors and the Company intends to continue to grant options to its executive officers and directors in the future.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 1999.

                                         CARRIER ACCESS CORPORATION

                                         By:      /s/  NANCY PIERCE
                                            ---------------------------------
                                            Nancy Pierce
                                            Vice President, Finance and
                                            Administration,
                                            Chief Financial Officer, Treasurer
                                            and Secretary