Form 10-Q
period 1999-03-31
CARRIER ACCESS CORP
filed 1999-05-17
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

OR

[_]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-24597

                          CARRIER ACCESS CORPORATION
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                    84-1208770
                  --------                                    ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                               Identification No.)


                    5395 Pearl Parkway, Boulder, CO  80301
   ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (303) 442-5455
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

  The number of shares outstanding of the issuer's common stock, par value $0.001, as of April 30, 1999 was 23,853,204 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          -------
PART I   FINANCIAL INFORMATION
         Item 1.  Financial Statements...............................................................         2
                  Condensed Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                 2
                  Condensed Statements of Operations (unaudited) -- Three Months Ended March 31,              3
                  1999 and 1998
                  Condensed Statements of Cash Flows (unaudited)  -- Three Months Ended March 31,             4
                  1999 and 1998
                  Notes to Condensed Financial Statements (unaudited)                                         5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                  6
                  Operations.........................................................................

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................         9



PART II  OTHER INFORMATION
         Item 1.  Legal Proceedings..................................................................        17

         Item 2.  Changes in Securities and Use of Proceeds..........................................        17

         Item 4.  Submission of Matters to a Vote of Security Holders................................        17

         Item 6.  Exhibits and Reports on Form 8-K...................................................        17

                  Signature..........................................................................        18

                        PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                                       CARRIER ACCESS CORPORATION
                                        CONDENSED BALANCE SHEETS
                                             (in thousands)
                                                                March 31,
                                                                   1999                  December 31,
                                                               (unaudited)                   1998
                                                          -------------------       -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $30,304                   $31,201
  Marketable securities available for sale                             28,258                    22,777
  Accounts receivable, net                                              9,925                     8,493
  Inventory, net                                                        5,510                     5,053
  Deferred income taxes                                                 1,292                     1,198
  Prepaid expenses and other current assets                             1,038                       804
                                                          -------------------       -------------------
    Total current assets                                               76,327                    69,526

Property and equipment, net                                             2,934                     2,599
Deferred income taxes                                                     118                       118
Other assets                                                               72                        70
                                                          -------------------       -------------------
    Total assets                                                      $79,451                   $72,313
                                                          ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                               $ 7,798                   $ 6,955
  Income taxes payable                                                    903                     2,000
                                                          -------------------       -------------------
    Total current liabilities                                           8,701                     8,955
                                                          -------------------       -------------------

Stockholders' equity:
  Common stock and additional paid-in-capital                          62,258                    59,983
  Deferred stock option compensation                                   (2,172)                   (2,377)
  Retained earnings                                                    10,664                     5,752
                                                          -------------------       -------------------
    Total stockholders' equity                                         70,750                    63,358
                                                          -------------------       -------------------

    Total liabilities and stockholders' equity                        $79,451                   $72,313
                                                          ===================       ===================

    The accompanying notes are an integral part of these condensed financial statements.

                                   CARRIER ACCESS CORPORATION
                         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         (in thousands)


                                                                  Three Months Ended
                                                     -------------------------------------------
                                                           March 31,               March 31,
                                                             1999                    1998
                                                     -------------------     -------------------
Net revenue                                                      $21,684                 $ 7,243
Cost of goods sold                                                 8,884                   3,768
                                                     -------------------     -------------------

  Gross profit                                                    12,800                   3,475
                                                     -------------------     -------------------

Operating expenses:
  Research and development                                         2,323                     843
  Sales and marketing                                              2,279                     975
  General and administrative                                         930                     531
  Amortization of deferred stock compensation                        205                     104
                                                     -------------------     -------------------

    Total operating expenses                                       5,737                   2,453
                                                     -------------------     -------------------

      Income from operations                                       7,063                   1,022

Other income, net                                                    556                     168
                                                     -------------------     -------------------

      Income before income taxes                                   7,619                   1,190

Income tax expense                                                 2,707                     450
                                                     -------------------     -------------------

  Net income                                                       4,912                     740

Preferred stock dividend requirement                                 ---                    (658)
                                                     -------------------     -------------------

Net income available to common stockholders                      $ 4,912                 $    82
                                                     ===================     ===================

Income per share:
  Basic                                                            $0.21                   $0.01
  Diluted                                                          $0.19                   $0.01

Weighted average common shares:
  Basic                                                           23,741                  14,381
  Diluted                                                         25,218                  15,417

    The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                         Three Months Ended March 31,
                                                                --------------------------------------------
                                                                        1999                     1998
                                                                -------------------       ------------------
Cash flows from operating activities:
Net income                                                                  $ 4,912                  $   740
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization expense                                       184                       93
    Provision for doubtful accounts and returns                                 195                      309
    Provision for inventory obsolescence                                        114                      ---
    Tax benefit relating to exercise of stock options                         2,223                      ---
    Compensation expense related to stock
      options issued at less than fair value                                    205                       21
  Deferred income tax benefit                                                   (94)                    (148)
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (1,627)                    (392)
    Inventory                                                                  (571)                  (1,563)
    Prepaid expenses and other                                                 (236)                      48
    Accounts payable and accrued expenses                                       843                      (83)
    Income taxes payable                                                     (1,097)                     548
                                                                -------------------       ------------------
      Net cash provided (used) by operating activities                        5,051                     (427)
                                                                -------------------       ------------------

Cash flows from investing activities:
Purchases of property and equipment                                            (519)                    (272)
Sales (purchases) of securities available for sale, net                      (5,481)                     946
Other                                                                           ---                       (1)
                                                                -------------------       ------------------
      Net cash provided (used) by investing activities                       (6,000)                     673
                                                                -------------------       ------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                          52                       29
                                                                -------------------       ------------------
Net increase (decrease) in cash and cash equivalents                           (897)                     275
Cash and cash equivalents at beginning of period                             31,201                    6,104
                                                                -------------------       ------------------
Cash and cash equivalents at end of period                                  $30,304                  $ 6,379
                                                                ===================       ==================

Supplemental cash flow disclosures:
Cash paid for income taxes                                                  $ 1,674                  $   ---

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

  The accompanying unaudited financial statements of CAC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 1999.

  The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

  Note 2.  Inventory

 The components of inventory are as follows (in thousands):

                                           March 31,            December 31,
                                             1999                   1998
                                     ------------------     -----------------
Raw materials                                    $3,322                $3,327
Work-in-process                                      44                    93
Finished goods                                    2,834                 2,209
                                     ------------------     -----------------
                                                  6,200                 5,629
Less: reserve for obsolescence                     (690)                 (576)
                                     ------------------     -----------------
 Total inventory, net                            $5,510                $5,053
                                     ==================     =================

Note 3.  Stockholders' Equity and Redeemable Preferred Stock

  On August 5, 1998, the Company completed its initial public offering ("IPO") of 3,000,000 shares of Common Stock, and on August 11, 1998 completed the 450,000 share over-allotment purchase by the underwriters, both at the IPO price of $12.00 per share. The IPO resulted in net proceeds of approximately $37.6 million. Aggregate offering costs were approximately $3.8 million.

  On August 5, 1998, in conjunction with the Company's IPO, 1,210,861 shares of Series A preferred stock and 2,517,894 shares of Series B preferred stock with a liquidation value of $2.86 and $4.99 per share, respectively, were converted into Common Stock. The conversion gave effect to a three-for-two forward stock split, resulting in the issuance of 5,593,133 shares of Common Stock to the preferred stockholders.

  As a result of the Company's IPO, exercise of the over-allotment option, the conversion of the Redeemable Preferred Stock and the exercise of certain stock options by employees, the Company had 23,816,461 shares of Common Stock outstanding at March 31, 1999.

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

Results of Operations

Summary
                                                             Three Months Ended
(In thousands, except per share amounts)                          March 31,
                                                             1999         1998
                                                        ------------  ------------
Net revenue                                                   21,684        7,243

Gross Profit                                                  12,800        3,475

Income from operations                                         7,063        1,022

Net income available to common stockholders                    4,912           82

Income per share (diluted)                                   $  0.19       $ 0.01

  For the three months ended March 31, 1999, CAC's net income and operating income increased to $4.9 million and $7.1 million, respectively, compared to $82,000 and $1.0 million for the three months ended March 31, 1998. These increases were due primarily to a significant increase in the sales of CAC products, reflecting the introduction of new products and increased sales of existing products. CAC's gross margin on net revenue was 59% for the three months ended March 31, 1999, compared to 48% for the three months ended March 31, 1998. Also, contributing to higher net income for 1999 was a substantial increase in other income, primarily reflecting an increase in interest income on the proceeds of the IPO.

 Net Revenue and Cost of Goods Sold

                                                           Three Months Ended
                                                                March 31,
(In thousands)                                              1999         1998
                                                        ------------  -----------
Net revenue                                                   21,684        7,243

Cost of goods sold                                             8,884        3,768

  Net revenue for the three months ended March 31, 1999 increased to $21.7 million, compared to $7.2 million for the same period of 1998. These increases were attributable to the introduction of new products, primarily the Wide Bank NEBS, Access Bank II/HDSL, and the Access Navigator product families, along with increases in the sales of existing CAC products to distributors. The timing and quantities of orders for CAC products may vary from quarter to quarter in the future due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially as the percentage direct sales to end users increases as we anticipate. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur.

  During the three month period ended March 31, 1999, most of the sales of the Company's products were made through distributors, and the Company's success depends on the continued sales and customer support efforts of its network of distributors. In the first three months of 1999, Walker & Associates and Phillips Communications and Equipment accounted for 48% and 15%, respectively, of net revenue. The Company expects that the sale of its products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of the Company's key distributors could have a material adverse effect on the Company's business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of its net revenue, the Company believes that its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. In the three months ended March 31, 1999, the Company believes that two of these competitive carrier end user customers each accounted for more than 10% of its net revenue.

  Costs of goods sold increased to $8.9 million for the three months ended March 31, 1999 compared to $3.8 million for the corresponding three-month period of 1998. These increases were primarily attributable to increased product shipments partially offset by cost reductions in existing product platforms.

                                                             Three Months Ended
                                                                  March 31,
                                                             1999          1998
                                                        ------------   -----------
Gross margin                                                      59%           48%

  The increase in CAC's gross margin in the three months ended March 31, 1999 compared to the same period of 1998 was primarily due to favorable changes in the mix of products sold and cost reductions in existing product platforms. The Company does not believe that the gross margin in the first three months of 1999 can be sustained in future quarters.

  The Company believes that average selling prices and gross margins for its products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. The Company's gross margin for its Access Bank and Access Navigator product families are currently higher than the gross margin for its Wide Bank product family. The Company believes that its gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will also likely be adversely effected from time to time by new product introductions by the Company and its competitors.

 Research and Development Expenses

                                                            Three Months Ended
                                                                 March 31,
(In thousands)                                              1999           1998
                                                        ------------   -----------
Research and development expenses                              2,323           843
Percentage of net revenue                                         11%           12%

  Research and development expenses increased to $2.3 million in the three months ended March 31, 1999 compared to $843,000 for the same period in 1998. This increase was primarily due to an increase in the number of personnel engaged in the development of new products, primarily the Access Navigator. The Company expects the amount of research and development expense will increase at a faster rate in second and third quarters 1999 to fund the development of new products and enhancements to existing product families.

 Sales, Marketing and General and Administrative Expenses

                                                            Three Months Ended
                                                                 March 31,
(In thousands)                                              1999           1998
                                                        ------------   -----------
Sales and marketing expenses                                   2,279           975
General and administrative expenses                              930           531
Amortization of deferred stock compensation                      205           104
                                                        ------------   -----------
Total selling, general and administrative expenses             3,414         1,610
As a percentage of net revenue                                    16%           22%

  Selling, general and administrative expenses increased to $3.4 million for the three months ended March 31, 1999 from $1.6 million for the same period of 1998. The increase in sales and marketing expenses was the result of CAC's expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions. The increase in general and administrative expenses in the three months ended March 31, 1999 compared with the same period of 1998 was due to the addition of personnel and facilities costs necessary to support the expansion of CAC's business. The Company has hired and intends to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expects these expenses to increase in absolute dollars in the future. The Company also expects general and administrative expenses to increase in absolute dollars as the Company continues to add personnel and incurs additional costs related to the expansion of its business and operation as a public company but to continue to decrease as a percentage of net revenues.

 Other Income, Net

  Interest and other income increased to $556,000 for the three months ended March 31, 1999 compared to $168,000 for the same period in 1998, due to higher cash balances as a result of the IPO.

 Income Taxes

  For the three months ended March 31, 1999, CAC's effective combined federal and state income tax rate was 36%, compared to 38% for the three months ended March 31, 1998. CAC's annual effective tax rate decreased due to the research and development tax credit and non-taxable interest income on tax exempt marketable securities.

Liquidity and Capital Resources

                                                                 March 31,          December 31,
(In thousands)                                                    1999                 1998
                                                              ------------         -------------
Working capital                                                     67,626              60,571

Cash, cash equivalents and marketable securities                    58,562              53,978

Total assets                                                        79,451              72,313


                                                                     Three Months Ended
(In thousands)                                                   March 31,          December 31,
Net cash provided (used) by:                                       1999                1998
                                                              ------------         -------------
Operating activities                                                 5,051                (427)

Investing activities                                                (6,000)                673

Financing activities                                                    52                  29

  Net cash provided by operating activities for the three months ended March 31, 1999 totaled approximately $5.1 million. Cash provided by operating activities was primarily due to net income and the tax benefit relating to the exercise of stock options, partially offset by increases in accounts receivable and, inventory and a decrease in income taxes payable.

  Cash used by investing activities was approximately $6.0 million for the three months ended March 31, 1999. Cash used by investing activities of $5.5 million was primarily a result of purchasing U.S. Government Agency and Corporate bonds with maturities greater then three months. CAC's capital expenditures for the three months ended March 31, 1999 were $519,000 for additions to facilities and equipment to support its research, development and manufacturing activities.
CAC believes its current facilities and equipment are sufficient to meet its
current operating requirements.   However the Company does anticipate adding
additional facilities capacity to support the addition of new employees.
Capital expenditures during the remainder of 1999 are expected to continue to increase over 1998 levels.

  Cash provided by financing activities was approximately $52,000 for the three months ended March 31, 1999, due to the exercise of stock options.

  The Company's net inventory levels increased approximately $457,000 to $5.5 million at March 31, 1999 from $5.1 million at December 31, 1998, due primarily to an increase in finished goods inventory.

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

Recent Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective for all annual and interim periods beginning after June 15, 1999.

  The Company's management does not believe the adoption of this standard will have a material effect on its financial statements.

The Year 2000 Issue

  As is true for most companies, the Year 2000 problem creates a risk for us. If our systems or the systems of third parties do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in four areas:

  .  potential warranty or other claims from our customers;

  .  systems we use to run our business;

  .  systems used by our suppliers and manufacturers; and

  . the potential for failures of our products, particularly our central office-based Wide Bank systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products.

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

ITEM 3.  QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 1999, the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

ITEM 7A.  DISCLOSURES

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

We Have a Limited Operating History.

  We have a very limited operating history. We did not begin commercial deployment of our MDA equipment until the summer of 1995. Prior to 1997, we recorded only nominal product revenue, and we have been profitable on an annual basis for only two years. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the telecommunications equipment industry. Some of these risks, in addition to those risks disclosed elsewhere in this "Risk Factors" section, include:

  .  significant fluctuations in quarterly operating results;

  .  past losses and potential of future losses;

  .  the intensely competitive market for telecommunications equipment;

  . the expenses and challenges encountered in expanding our sales, marketing and research and development infrastructure;

  . the risks related to our timely introduction of new products and product enhancements; and

  . the risks associated with increased business development and expansion of our operations.

  Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Existing Growth Rates.

  Although our revenues have grown significantly in recent quarters, such growth rates may not be sustainable, and you should not use these past results to predict future revenue or operating results. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

  .  the size of the orders for our products, and the timing of such orders;

  . the commercial success of our products, and our ability to ship enough products to meet customer demand in any particular period;

  . changes in the financial stability of our distributors, customers or suppliers;

  .  changes in our pricing policies or the pricing policies of our competitors;

  .  seasonal fluctuations in the placement of orders;

  .  changes in our distribution channels;

  . potential delays or deferrals in our product implementation at customer sites;

  . technical problems in customizing or integrating our products with end users' systems, and potential product failures or errors;

  .  certain government regulations; and

  . general economic conditions as well as those specific to the telecommunications equipment industry.

  A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially as the percentage direct sales to end users increases as we anticipate. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the past, we have occasionally experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would adversely affect our operating income for a quarter or series of quarters, especially since operating expenses in a quarter are relatively fixed, and these fluctuations could affect the market price of our common stock.

  Because most all of our sales are through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers selling directly to the end users of their products. Moreover, any downturn in general economic conditions could lead to significant reductions in customer spending for telecommunications equipment, which could result in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues fall below the expectations of securities analysts and investors, the trading price our common stock could significantly decline.

We Depend on Emerging Telecommunications Service Providers for Substantially All of Our Business.

  Up to now, our customers have consisted primarily of CLECs and, to a lesser extent, long distance carriers ("IXCs"), ISPs and wireless carriers. The market for the services provided by these competitive carriers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many competitive carriers are still building their infrastructure and rolling out their services. These competitive carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. The ability of these emerging competitive carriers to fund such expenditures often depends on their ability to obtain sufficient financing. Such financing may not be available to many of these emerging competitive carriers on favorable terms, if at all. If our current or potential emerging competitive carrier customers cannot successfully raise needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these carriers' capital spending programs may be adversely impacted. If our current or potential competitive carrier customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be adversely affected.

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

  Competitive carriers are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the

1996 Act is subject to many uncertainties. Such uncertainties include judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inactions by ILECs or other carriers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

  We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and we cannot assure you that Congress will not propose changes to the Act. This litigation and potential regulatory changes may delay further implementation of the 1996 Act, which could hurt demand for our products. Moreover, our distributors or competitive carrier customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Further, we may decide to modify our products to meet these anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could have a material adverse impact on our business, financial condition or results of operations.

Our Markets are Highly Competitive and Have Many More Established Competitors.

  The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank product family include Adtran, AFC, Cisco, DSC, General Datacom, Lucent, NEC, Newbridge, Nortel, Pairgain, Paradyne, Premisys, Pulsecom, Reltec, World Access and other small private companies. Our principal competitors for our Wide Bank product family include Alcatel, NEC, Nortel and World Access. Our principal competitors for our Access Navigator product family include AFC, Adtran, Alcatel, DSC, Lucent, Newbridge, Nortel, Premisys, Reltec, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, several start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

  To date, substantially all of the sales of our products have been made through distributors. The Company's distributors are responsible for warehousing product and fulfilling product orders as well as identifying potential competitive carrier customers and, in some cases, customizing and integrating the Company's products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors, as follows:

  . In 1996, Telco, Phillips, Telsource and C&L accounted for 47%, 18%, 18% and 11% of net revenue, respectively.

  . In 1997, Walker & Associates ("Walker"), ADC Telecommunications ("ADC") and Phillips accounted for 36%, 20% and 14% of net revenue, respectively.

  . In 1998, Walker, Phillips and Telsource accounted for 40%, 17% and 15% of net revenue, respectively.

  In the three months ended March 31, 1999, Walker and Phillips accounted for 48% and 15% of net revenue, respectively.

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

  We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our OEMs and distributors, and our OEMs and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or OEMs in the future could reduce the demand for our products, create conflicts with other distributors or otherwise adversely affect our business, financial condition and results of operations. In addition, three times a year distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset such returns. The Company believes it has made adequate allowances for such returns.

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

  In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of competitive carrier customers who are primarily CLECs. We believe that in 1997, twenty-two (22) competitive carrier customers indirectly were the end users of approximately 75% of the Company's net revenue, that in 1998, thirty-five (35) competitive carrier customers indirectly were the end users of approximately 83% of the Company's net revenue and in the three months ended March 31, 1999, twenty-seven (27) competitive carrier customers indirectly were the end users of approximately 85% of the Company's net revenue. In addition, we believe that three competitive carrier end users each accounted for more than 10% of the Company's net revenue in 1998. None of these competitive carrier customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future competitive carrier customers will not terminate their purchasing arrangements with the Company or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business, financial condition and results of operations.

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

Our Operating Results are Substantially Dependent on Sole and Single Source Suppliers.

  Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately 49 key components from vendors for which there is currently no substitute, and we purchase approximately an additional 45 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain PCBs, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could materially adversely affect our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all.
In such event, our business, financial condition and results of operations would be materially adversely affected.

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

Our Ability to Meet Customer Demand Depends on the Availability of Our Components to Our Distributors.

  Our distributors frequently require rapid delivery after placing an order. Because we do not maintain significant component inventories, a delay in shipment by one of our suppliers could lead to our losing sales. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If distributor orders vary from forecasts, we may not have enough inventory of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could have a material adverse effect on our business, financial condition or results of operations.

We Have Limited Manufacturing Experience, and Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays.

  We currently use several independent manufacturers to provide certain components, PCBs, chassis and subassemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be unable in the future to continue to provide manufacturing services or components to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of six months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available. Any significant interruption in our supply of these components would result in delays or in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.

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

  Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products and features that meet changing end user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by us or our competitors have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of our existing products. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on our business, financial condition or results of operations.

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

  Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future. A successful product liability claim brought against us could have a material adverse effect on our business, financial condition or results of operations. Our agreements with our distributors typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective under the laws of certain jurisdictions.

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating
Results.

  The sale of our MDA products averages approximately four to six months in the case of competitive carriers, but can take significantly longer in the case of ILECs and certain distributors and other end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a competitive carrier's budgetary constraints, (2) distributor or competitive carrier internal acceptance reviews, (3) the success and continued internal support of competitive carrier's own development efforts, and
(4) the possibility of cancellation or delay of projects by distributors or competitive carriers. In addition, as competitive carriers have matured and grown larger, their purchase process has become more institutionalized, and it has become increasingly difficult, and required more of our time and effort, to gain the initial acceptance and adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our competitive carrier's products, the timing of the commercialization of a new distributor or competitive carrier's application or service based on our products is primarily dependent on the success and timing of a competitive carrier's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could have a material adverse effect on our business, financial condition and results of operations and cause our results of operations to vary significantly from quarter to quarter.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

  We require substantial working capital to fund our business. As of March 31, 1999, we had approximately $59 million in cash and short term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

  We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 1999, we have been issued a total of four U.S. patents, we have three additional patents that are pending issuance, of which one is allowable. We also have three U.S. registered trademarks and two U.S. trademark application pending. We have also entered into confidentiality agreements with all of our employees and consultants and entered into non-disclosure agreements with our suppliers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Further, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could have a material adverse effect on our business, financial condition or results of operations.

  The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third-parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have no assurance that any future claims, if determined adversely to us, would not have a material adverse effect on our business, financial condition or results of operations. In our distribution agreements, we agree to indemnify distributors and competitive carrier customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third-parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from the distributor.

  In the event litigation is required to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel or cause product shipment delays. In the event of an adverse ruling in any litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third-parties. In the event of a claim or litigation against or by us or our failure to develop or license a substitute technology on commercially reasonable terms, our business, financial condition or results of operations could be materially adversely affected.

Our Stock Price Has Been Highly Volatile.

  The market price of our common stock has been and is likely to continue to be subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or recommendations by securities analysts, regulatory developments and other events or factors. In addition, the stock market in general and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our common stock.

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

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  The effective date of the registration statement for the Company's IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-53947), was July 30, 1998. The class of securities registered was Common Stock. The Offering commenced on July 31, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Credit Suisse First Boston, Hambrecht & Quist and Warburg Dillon Read LLC.

  Pursuant to the IPO Registration Statement, the Company sold 3,450,000 shares of its Common Stock for aggregate gross proceeds of $41.4 million.

  The Company incurred expenses of approximately $3.8 million of which approximately $2.9 million represented underwriting discounts and commissions and approximately $900,000 represented other expenses related to the IPO. The net IPO proceeds to the Company after total expenses were approximately $37.6 million.

  The Company has used approximately $16.8 million of the proceeds from the IPO as follows: approximately $10.8 million for working capital; approximately $5.5 million for product development; approximately $1.3 million for capital expenditures; and approximately $8.9 million for general corporate purposes. Approximately $11.3 million of the proceeds have been used to purchase securities available for sale. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number               Description of Document
-------              -----------------------
27.1                 Financial Data Schedule

(b) Form 8-K Reports

    The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARRIER ACCESS CORPORATION
                                  (Registrant)

                                  By:  /s/ Nancy Pierce
                                  ---------------------------------------------
May 17, 1999                      Nancy Pierce
                                  Vice President, Finance, and
                                  Chief Financial Officer
                                  (Principal Accounting Officer and
                                  Authorized Signatory)