Form 10-Q
period 1999-06-30
CARRIER ACCESS CORP
filed 1999-08-12
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                      OR

          [_]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________.

Commission file number:  000-24597
                        -----------

                          CARRIER ACCESS CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                  84-1208770
                ----------                                ------------
(State or other jurisdiction of incorporation           (I.R.S. EMPLOYER
              or organization)                         identification no.)


                    5395 Pearl Parkway, Boulder, CO  80301
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

  The number of shares outstanding of the issuer's common stock, par value $0.001, as of June 30, 1999 was 23,925,987 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements...............................................................          2
                    Condensed Balance Sheets --  June 30, 1999 (unaudited) and December 31, 1998.......          2
                    Condensed Statements of Operations (unaudited) -- Three and  Six Months Ended June
                    30, 1999 and 1998..................................................................          3
                     Condensed Statements of Cash Flows (unaudited)  -- Six Months Ended June 30, 1999
                    and 1998...........................................................................          4
                    Notes to Condensed Financial Statements (unaudited)................................          5
          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.........................................................................          6

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................          9

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings..................................................................         18

          Item 2.   Changes in Securities and Use of Proceeds..........................................         18

          Item 4.   Submission of Matters to a Vote of Security Holders................................         18

          Item 6.   Exhibits and Reports on Form 8-K...................................................         18

                    Signature..........................................................................         19

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          CARRIER ACCESS CORPORATION
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                      JUNE 30,
                                                                        1999                     DECEMBER 31,
                                                                     (UNAUDITED)                     1998
                                                                   ----------------             ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $34,840                     $31,201
  Marketable securities available for sale                               27,144                      22,777
  Accounts receivable, net                                               13,827                       8,493
  Inventory, net                                                          5,527                       5,053
  Deferred income taxes                                                   1,292                       1,198
  Prepaid expenses and other current assets                               1,437                         804
                                                                        -------                     -------
    Total current assets                                                 84,067                      69,526

Property and equipment, net                                               3,486                       2,599
Deferred income taxes                                                       118                         118
Other assets                                                                 87                          70
                                                                        -------                     -------
    Total assets                                                        $87,758                     $72,313
                                                                        =======                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $ 9,348                     $ 6,913
  Income taxes payable                                                    1,706                       2,000
  Other current liabilities                                                 ---                          42
                                                                        -------                     -------
    Total current liabilities                                            11,054                       8,955
                                                                        -------                     -------

Stockholders' equity:
  Common stock and additional paid-in-capital                            62,890                      59,983
  Deferred stock option compensation                                     (1,968)                     (2,377)
  Retained earnings                                                      15,782                       5,752
                                                                        -------                     -------
    Total stockholders' equity                                           76,704                      63,358
                                                                        -------                     -------

    Total liabilities and stockholders' equity                          $87,758                     $72,313
                                                                        =======                     =======

   The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)


                                                     Three Months Ended            Six Months Ended
                                                --------------------------     ---------------------------
                                                   June 30,       June 30,       June 30,      June 30,
                                                     1999           1998           1999          1998
                                                --------------------------     ---------------------------
Net revenue                                         $25,288       $ 9,049        $46,972       $16,292
Cost of goods sold                                   11,088         4,513         19,972         8,281
                                                    -------       -------        -------       -------

  Gross profit                                       14,200         4,536         27,000         8,011
                                                    -------       -------        -------       -------

Operating expenses:
  Research and development                            2,893         1,150          5,216         1,993
  Sales and marketing                                 2,630         1,020          4,909         1,995
  General and administrative                          1,084           789          2,015         1,320
  Amortization of deferred stock compensation           205           175            409           279
                                                    -------       -------        -------       -------

    Total operating expenses                          6,812         3,134         12,549         5,587
                                                    -------       -------        -------       -------

      Income from operations                          7,388         1,402         14,451         2,424

Other income, net                                       543           140          1,099           308
                                                    -------       -------        -------       -------

      Income before income taxes                      7,931         1,542         15,550         2,732

Income tax expense                                    2,814           607          5,520         1,057
                                                    -------       -------        -------       -------

  Net income                                          5,117           935         10,030         1,675

Preferred stock dividend requirement                    ---          (658)           ---        (1,316)
                                                    -------       -------        -------       -------

Net income available to common stockholders         $ 5,117       $   277        $10,030       $   359
                                                    =======       =======        =======       =======


Net income per share:
  Basic                                             $  0.21       $  0.02        $  0.42       $  0.02
  Diluted                                           $  0.20       $  0.02        $  0.40       $  0.02


Weighted average common shares:
  Basic                                              23,920        14,434         23,812        14,379
  Diluted                                            25,285        15,521         25,231        15,273

   The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                                                  Six Months Ended June 30,
                                                                      -----------------------------------------------
                                                                               1999                       1998
                                                                      --------------------        -------------------
Cash flows from operating activities:
Net income                                                                    $10,030                    $ 1,675

Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization expense                                         404                        183
    Provision for doubtful accounts and returns                                   349                        308
    Provision for inventory obsolescence, net                                     216                        210
    Tax benefit relating to exercise of stock options                           2,552                    -------
    Compensation expense related to stock
      options issued at less than fair value                                      409                        279
  Deferred income tax benefit                                                     (94)                      (226)
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (5,683)                      (678)
    Inventory                                                                    (691)                       (84)
    Prepaid expenses and other                                                   (650)                       (39)
    Accounts payable and accrued expenses                                       2,393                     (1,048)
    Income taxes payable                                                         (294)                       379
                                                                              -------                    -------
      Net cash provided by operating activities                                 8,941                        959
                                                                              -------                    -------

Cash flows from investing activities:
Purchases of property and equipment                                            (1,293)                      (821)
Purchases of securities available for sale                                     (4,367)                      (731)
Other                                                                               2                        (12)
                                                                              -------                    -------
      Net cash used by investing activities                                    (5,658)                    (1,564)
                                                                              -------                    -------

Cash flows from financing activities:
Proceeds from exercise of stock options                                           356                         50
                                                                              -------                    -------

    Net increase (decrease) in cash and cash equivalents                        3,639                       (555)

Cash and cash equivalents at beginning of period                               31,201                      6,104
                                                                              -------                    -------
Cash and cash equivalents at end of period                                    $34,840                    $ 5,549
                                                                              =======                    =======

Supplemental cash flow disclosures:
Cash paid for income taxes                                                    $ 2,421                    $   886

   The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

  Business and Basis of Presentation

  Carrier Access Corporation (the "Company") is a leading provider of multi-service digital access ("MDA") equipment to competitive telecommunications carriers, including competitive local exchange carriers ("CLECs"), internet service providers ("ISPs") and wireless carriers. Carrier Access's MDA equipment is used by competitive carriers to provide enhanced voice and high-speed internet services to end users such as small- and medium-sized businesses and government and educational institutions. Carrier Access's MDA equipment solutions are used by carriers primarily to provide access to end users in the last-mile of service delivery. Carrier Access sells its products through distribution and other direct purchase agreements.

  The accompanying unaudited financial statements of Carrier Access have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the financial statements and notes thereto included in Carrier Access's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 1999.

  The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

   Note 2.   Inventory

 The components of inventory are as follows (in thousands):

                                            June 30,               December 31,
                                              1999                     1998
                                           -----------            --------------
Raw materials                                 $3,713                  $3,327
Work-in-process                                   11                      93
Finished goods                                 2,595                   2,209
                                              ------                  ------
 Total                                         6,319                   5,629

Less: reserve for obsolescence                  (792)                   (576)
                                              ------                  ------
 Total inventory, net                         $5,527                  $5,053
                                              ======                  ======

Note 3.  Stockholders' Equity and Redeemable Preferred Stock

  On August 5, 1998, Carrier Access completed its initial public offering ("IPO") of 3,000,000 shares of Common Stock, and on August 11, 1998 completed the 450,000 share over-allotment purchase by the underwriters, both at the IPO price of $12.00 per share. The IPO resulted in net proceeds of approximately $37.6 million. Aggregate offering costs were approximately $3.8 million.

  On August 5, 1998, in conjunction with Carrier Access's IPO, 1,210,861 shares of Series A preferred stock and 2,517,894 shares of Series B preferred stock with a liquidation value of $2.86 and $4.99 per share, respectively, were converted into Common Stock. The conversion gave effect to a three-for-two forward stock split, resulting in the issuance of 5,593,133 shares of Common Stock to the preferred stockholders.

  As a result of Carrier Access's IPO, exercise of the over-allotment option, the conversion of the Redeemable Preferred Stock and the exercise of certain stock options by employees, Carrier Access had 23,925,987 shares of Common Stock outstanding at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Notice Concerning Forward-Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Carrier Access's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Particular attention should be paid to the cautionary language in "Risk Factors" under the headings "Significant Fluctuations in Results of Operations," "Dependence on Emerging Competitive Carriers," "Intense Competition," "Dependence on Distribution Channels," "Competitive Carrier Customer Concentration," "Possible Decline in Prices," and "Risks Associated with Manufacturing." Unless required by law, Carrier Access undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

  Summary

                                                                  Three Months Ended            Six Months Ended
(In thousands, except per share amounts)                               June 30,                     June 30,
                                                                 1999           1998           1999           1998
                                                               ---------      ---------      ---------     ----------
  Net revenue                                                    25,288          9,049         46,972         16,292

  Gross profit                                                   14,200          4,536         27,000          8,011

  Income from operations                                          7,388          1,402         14,451          2,424

  Net income available to common stockholders                     5,117            277         10,030            359

  Net income per share (diluted)                                $  0.20         $ 0.02        $  0.40        $  0.02

  For the three months ended June 30, 1999 Carrier Access's net income and operating income increased to $5.1 million and $7.4 million respectively, compared to $277,000 and $1.4 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, Carrier Access's net income available to Common Stockholders and operating income increased to $10.0 million and $14.5 million, respectively, compared to $359,000 and $2.4 million for the six months ended June 30, 1998. These increases were due primarily to a significant increase in the sales of Carrier Access products, reflecting the introduction of the Access Navigator, enhancements to existing products, and increased sales of existing products. Carrier Access's gross margin on net revenue was 57% for the six months ended June 30, 1999, compared to 49% for the six months ended June 30, 1998. Also, contributing to higher net income for 1999 was a substantial increase in other income, primarily reflecting interest income.

 Net Revenue and Cost of Goods Sold

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
(In thousands)                                                   1999           1998           1999           1998
                                                               ---------      ---------      ---------     ----------

Net revenue                                                     25,288          9,049         46,972        16,292

Cost of goods sold                                              11,088          4,513         19,972         8,281

  Net revenue for the three and six months ended June 30, 1999 increased to $25.3 million and $47.0 million, respectively, compared to $9.0 million and $16.3 million for the same periods of 1998. These increases were attributable to the introduction and sale of new products such as the Access Navigator product family and enhancements in the Wide Bank product family including, but not limited to NEBS, MSO and STS1 options, along with increases in the sales of existing company products to distributors and direct customers. Net revenue was partially affected by decreases in the average selling price of the Access Bank product family during the last two months. Carrier Access anticipates that sales for the Wide Bank and Access Navigator product families will increase at a greater rate than the Access Bank product family as we believe evaluations of product trials will convert into customer sales. The timing and quantities of orders for company products may vary from quarter to quarter in the future due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases as we anticipate. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur.

  During the six month period ended June 30, 1999, most of the sales of Carrier Access's products were made through distributors, and Carrier Access's success depends in part on the continued sales and customer support efforts of its network of distributors. In the first six months of 1999, Walker & Associates ("Walker"), Phillips Communications and Equipment ("Phillips"), and ADC Telecommunications ("ADC") accounted for 37%, 13%, and 10%, respectively, of net revenue. Carrier Access expects that the sale of its products will continue to be made to a small number of distributors and other direct customers. Accordingly, the loss of, or a reduction in sales to, any of Carrier Access's key distributors and direct customers could have a material adverse effect on Carrier Access's business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of its net revenue, Carrier Access believes that its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. In the six months ended June 30, 1999, Carrier Access believes that two of these competitive carrier end user customers each accounted for more than 10% of its net revenue.

  Cost of goods sold increased to $11.1 million for the three months ended June 30, 1999 compared to $4.5 million for the corresponding three month period of 1998. Costs of goods sold increased to $20.0 million for the six months ended June 30, 1999 compared to $8.3 million for the corresponding six-month period of 1998. These increases were primarily attributable to increased product shipments that were partially offset by cost reductions in existing product platforms.

 Gross Margins

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                 1999           1998           1999           1998
                                                               ---------      ---------      ---------     ----------

Gross margin                                                      56%            50%            57%            49%

  The increases in Carrier Access's gross margin in the three and six months ended June 30, 1999 compared to the same periods of 1998 were primarily due to cost reductions in existing product platforms and the introduction of the Access Navigator in the first six months of 1999. Carrier Access believes that gross margin will decline if pricing declines occur in its Access Bank product families at a greater rate than anticipated cost reductions. However, this decline could be partially offset by a higher percentage of sales in the Access Navigator product families which have higher gross margins.

  Carrier Access believes that average selling prices and gross margins for its products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. Carrier Access's gross margin for its Access Navigator product family is currently higher than the gross margin for its Wide Bank product family and Access Bank product families. Carrier Access believes that its gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will also likely be adversely effected from time to time by new product introductions by Carrier Access and its competitors.

 Research and Development Expenses

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
(In thousands)                                                   1999           1998           1999           1998
                                                               ---------      ---------      ---------     ----------
Research and development expenses                               2,893           1,150          5,216          1,993

Percentage of net revenue                                          11%             13%            11%            12%

  Research and development expenses increased to $2.9 million and $5.2 million in the three and six months ended June 30, 1999 compared to $1.1 million and $2.0 million for the same periods in 1998. This increase in both periods was primarily due to an increase in the number of personnel engaged in the development of new products, including the Access Navigator. Carrier Access expects the amount of research and development expense will increase at a faster rate in third and fourth quarters of 1999 to fund the development of new product platforms, enhancements to existing product families, and the addition of new research and development facilities.

 Sales, Marketing and General and Administrative Expenses and Deferred Stock Compensation

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
(In thousands)                                                    1999           1998           1999           1998
                                                               ---------      ---------      ---------     ----------
Sales and marketing expenses                                     2,630          1,020          4,909          1,995
General and administrative expenses                              1,084            789          2,015          1,320
Amortization of deferred stock compensation                        205            175            409            279
                                                               ---------      ---------      ---------     ----------
Total selling, general and administrative expenses
and deferred stock compensation


                                                                 3,919          1,984          7,333          3,594

As a percentage of net revenue                                     15%             22%             16%            22%

  Selling, general and administrative expenses (including deferred stock compensation) increased to $3.9 million and $7.3 million for the three and six months ended June 30, 1999 from $2.0 million and $3.6 million for the same periods of 1998. The increase in sales and marketing expenses in each period was the result of Carrier Access's expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions. The increase in general and administrative expenses in the three and six months ended June 30, 1999 compared with the same periods of 1998 was due to the addition of personnel and facilities costs necessary to support the expansion of Carrier Access's business. Carrier Access has hired and intends to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expects these expenses to increase in absolute dollars in the future. Carrier Access also expects general and administrative expenses to increase in absolute dollars as Carrier Access continues to add personnel and incurs additional costs related to the expansion of its business and operation as a public company and incurs increased costs in connection with the administration of multiple facilities.

  Other Income

  Interest and other income increased to $543,000 and $1.1 million for the three and six months ended June 30, 1999 compared to $140,000 and $308,000 for the same periods in 1998, due to interest earned on higher cash balances.

  Income Taxes

  For the three and six months ended June 30, 1999, Carrier Access's effective combined federal and state income tax rate was 35.5% and 35.5%, compared to 39.4% and 38.7% for the three and six months ended June 30, 1998. Carrier Access's annual effective tax rate decreased due to the research and development tax credit and non-taxable interest income on tax exempt marketable securities.

Liquidity and Capital Resources

                                                                   June 30,             December 31,
(In thousands)                                                       1999                  1998
                                                                 ------------          --------------
Working capital                                                      73,013                60,571
Cash, cash equivalents and marketable securities                     61,984                53,978
Total assets                                                         87,758                72,313

                                                                        Six Months Ended
                                                                   June 30,             December 31,
(In thousands)                                                       1999                  1998
                                                                 ------------          --------------
Operating activities                                                  8,941                   959
Investing activities                                                 (5,658)               (1,564)
Financing activities                                                    356                    50

  Net cash provided by operating activities for the six months ended June 30, 1999 totaled approximately $8.9 million. Cash provided by operating activities was primarily due to net income, the tax benefit relating to the exercise of stock options and an increase in accounts payable, partially offset by increases in accounts receivable, inventory and prepaid expenses. Carrier Access anticipates that increased sales to direct customers could increase Days Sales Outstanding and therefore accounts receivables balances will increase in future quarters.

  Cash used by investing activities was approximately $5.7 million for the six months ended June 30, 1999. Cash used by investing activities of $4.4 million was primarily a result of purchasing U.S. Government Agency and Corporate bonds with maturities greater than six months. Carrier Access's capital expenditures for the six months ended June 30, 1999 were $1.3 million for additions to facilities and equipment to support its research, development and manufacturing activities. Carrier Access believes its current facilities and equipment are sufficient to meet its current and anticipated manufacturing requirements for the next 18 months. However, Carrier Access is currently expanding its facilities capacity to support the addition of new employees engaged in research and development, sales, marketing and customer support. Carrier Access anticipates the expansion to be completed in 1999. Other capital expenditures during the remainder of 1999 are expected to continue to increase over 1998 levels.

  Cash provided by financing activities was approximately $356,000 for the six months ended June 30, 1999, due to the exercise of stock options.

  Carrier Access's net inventory levels increased approximately $474,000 to $5.5 million at June 30, 1999 from $5.1 million at December 31, 1998, due primarily to increases in raw materials and finished goods inventory. Carrier Access anticipates that inventory levels will increase to provide fulfillment of product orders as sales increase.

  Carrier Access believes that its existing cash and investment balances are adequate to fund its projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Carrier Access experiences growth in the future, it anticipates that its operating and investing activities may use cash. Should the need arise, Carrier Access believes it would be able to borrow additional funds or otherwise raise additional capital; however, there can be no assurance that additional funds or capital will be available in adequate amounts and on terms reasonably acceptable to Carrier Access. Carrier Access may consider using its capital to make strategic investments or to acquire or license technology or products.

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

  Carrier Access's management does not believe the adoption of this standard will have a material effect on its financial statements.

The Year 2000 Issue

  As is true for most companies, the Year 2000 problem creates a risk for us. If our systems or the systems of third parties do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in five areas:

  .  potential warranty or other claims from our customers;

  .  systems we use to run our business;

  .  ordering systems used by our distributors and direct customers;

  .  systems used by our suppliers and manufacturers; and

  . the potential for failures of our products, particularly our central office-based Wide Bank and Access Navigator Platforms, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Carrier Access due to adverse changes in financial and commodity market prices and rates. Historically, and as of June 30, 1999, Carrier Access has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of June 30, 1999, Carrier Access has not used derivative instruments or engaged in hedging activities.

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

We Have a Limited Operating History.

  We have a limited operating history. We did not begin commercial deployment of our MDA equipment until the summer of 1995. Prior to 1997, we recorded only nominal product revenue, and we have been profitable on an annual basis for only two years. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the telecommunications equipment industry. Some of these risks, in addition to those risks disclosed elsewhere in this "Risk Factors" section, include:

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

  .  fluctuations in ordering due to the move to direct sales

  .  potential bad debt due to increased direct sales;

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

  A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases as we anticipate. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the past, we have occasionally experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would adversely affect our operating income for a quarter or series of quarters, especially since operating expenses in a quarter are relatively fixed, and these fluctuations could affect the market price of our common stock.

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

We Depend on Emerging Telecommunications Service Providers for Substantially All of Our Business.

  Up to now, our customers have consisted primarily of CLECs and, to a lesser extent, long distance carriers ("IXCs"), ISPs and wireless carriers. The market for the services provided by the majority of these competitive carriers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many competitive carriers are still building their infrastructure and rolling out their services. These competitive carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. The ability of these emerging competitive carriers to fund such expenditures often depends on their ability to obtain sufficient financing. Such financing may not be available to many of these emerging competitive carriers on favorable terms, if at all. If our current or potential emerging competitive carrier customers cannot successfully raise needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these carriers' capital spending programs may be adversely impacted. If our current or potential competitive carrier customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be adversely affected.

  In addition, many of the industries in which the competitive carriers operate have recently experienced consolidation. In particular, many telecommunication carriers have recently acquired, been acquired or merged with ISPs. The loss of one or more of our competitive carrier customers, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

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

Our Markets are Highly Competitive and Have Many More Established Competitors.

  The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank product family include Adtran, General Datacom, Lucent, NEC, Newbridge, Nortel, Pairgain, Paradyne, Premisys, Pulsecom, World Access and other small private companies. Our principal competitors for our Wide Bank product family include Alcatel, NEC and World Access. Our principal competitors for our Access Navigator product family include AFC, Alcatel, DSC, Lucent, Nortel, Premisys, Reltec, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

We Are Substantially Dependent on Our Distribution Channels.

  To date, the substantial majority of the sales of our products have been made through distributors. Carrier Access's distributors are responsible for warehousing product and fulfilling product orders as well as servicing potential competitive carrier customers and, in some cases, customizing and integrating Carrier Access's products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

  . In 1997, Walker, ADC and Phillips accounted for 36%, 20% and 14% of net revenue, respectively.

  . In 1998, Walker, Phillips and Telsource accounted for 40%, 17% and 15% of net revenue, respectively.

  . In the six months ended June 30, 1999, Walker, Phillips, and ADC accounted for 37%, 13% and 10% of net revenue, respectively.

  We expect that sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business, financial condition or results of operations would likely be adversely affected.

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

  We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our OEMs and distributors, and our OEMs and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or OEMs in the future could reduce the demand for our products, create conflicts with other distributors or otherwise adversely affect our business, financial condition and results of operations. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset such returns. Carrier Access believes it has made adequate allowances for such returns.

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

  In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of competitive carrier customers who are primarily CLECs. None of these competitive carrier customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future competitive carrier customers will not terminate their purchasing arrangements with Carrier Access or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business, financial condition and results of operations.

Our Growth is Dependent upon Successfully Maintaining and Expanding Our Distribution Channels and Direct Sales.

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

Our Operating Results are Substantially Dependent on Sole and Single Source Suppliers.

  Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase over 50 key components from vendors for which there is currently no substitute, and we purchase over 25 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain PCBs, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could materially adversely affect our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business, financial condition and results of operations would be materially adversely affected.

  In addition, manufacturing certain of these single or sole source components is extremely complex, and our reliance on the suppliers of these components, especially for newly designed components, exposes us to potential production difficulties and quality variations that they experience, which has negatively impacted cost and timely delivery of our products. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on our business, financial condition or results of operations.

Our Ability to Meet Customer Demand Depends on the Availability of Our Components to Our Distributors.

  Our distributors and direct customers frequently require rapid delivery after placing an order. Because we do not maintain significant component inventories, a delay in shipment by one of our suppliers could lead to our losing sales.
Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If distributor orders vary significantly from forecasts, we may not have enough inventory of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could have a material adverse effect on our business, financial condition or results of operations.

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

Our Ability to Manage Our Growth Will Affect Our Business.

  We have experienced rapid growth in net revenue and expansion of our operations, and we anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. Such growth continues to place significant strain on our management, information systems, operations and resources. For example, in the past we have experienced minor shipping errors primarily as a result of training new personnel in the face of a period of rapid growth. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, research and development, customer support, manufacturing and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth will also require us to hire more engineering, sales and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve our inventory management practices.

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

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating
Results.

  The sale of our MDA products averages approximately four to six months in the case of competitive carriers, but can take significantly longer in the case of Incumbent Local Exchange Carriers ("ILECs") and other end users. This process is often subject to delays over which we have little or no control, including
(1) a distributor's or a competitive carrier's budgetary constraints, (2) distributor or competitive carrier internal acceptance reviews, (3) the success and continued internal support of competitive carrier's own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or competitive carriers. In addition, as competitive carriers have matured and grown larger, their purchase process may become more institutionalized, and it will become increasingly difficult, and requires more of our time and effort, to gain the initial acceptance and final adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our competitive carrier's products, the timing of the commercialization of a new distributor or competitive carrier's application or service based on our products is primarily dependent on the success and timing of a competitive carrier's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could have a material adverse effect on our business, financial condition and results of operations and cause our results of operations to vary significantly from quarter to quarter.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

  We require substantial working capital to fund our business. As of June 30, 1999, we had approximately $62 million in cash and short term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

  We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 30, 1999, we have been issued a total of five U.S. patents, we have three additional patents that are pending issuance, of which one is allowable. We also have three U.S. registered trademarks and two U.S. trademark application pending. We have also entered into confidentiality agreements with all of our employees and consultants and entered into non-disclosure agreements with our suppliers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 Carrier Access is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  The effective date of the registration statement for Carrier Access's IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-53947), was July 30, 1998. The class of securities registered was Common Stock. The Offering commenced on July 31, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Credit Suisse First Boston, Hambrecht & Quist and Warburg Dillon read LLC.

  Pursuant to the IPO Registration Statement, Carrier Access sold 3,450,000 shares of its Common Stock for aggregate gross proceeds of $41.4 million.

  Carrier Access incurred expenses of approximately $3.8 million of which approximately $2.9 million represented underwriting discounts and commissions and approximately $900,000 represented other expenses related to the IPO. The net IPO proceeds to Carrier Access after total expenses were approximately $37.6 million.

  Carrier Access has used approximately $37.6 million of the proceeds from the IPO as follows: approximately $15.5 million for working capital; approximately $8.4 million for product development; approximately $2.1 million for capital expenditures; and approximately $11.6 million for general corporate purposes. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 27, 1999. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for Directors set forth in the Proxy Statement and all such nominees were elected. The stockholders also approved management's proposal to ratify the selection of KPMG LLP as independent accountants of the Company for the fiscal year ending December 31, 1999. Each holder of record of Common Stock was entitled to one vote per share.


a) The following details the voting results with respect to each nominee for office:

      Nominee                                                     For                      Withhold            Total Voted
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Nancy Pierce                                                    17,821,676                   3,000              17,824,676
-----------------------------------------------------------------------------------------------------------------------------
Roger L. Koenig                                                 17,824,676                       0              17,824,676
-----------------------------------------------------------------------------------------------------------------------------
Ryal Poppa                                                      17,747,163                  77,513              17,824,676
-----------------------------------------------------------------------------------------------------------------------------
Joeseph Graziano                                                17,824,591                      85              17,824,676
-----------------------------------------------------------------------------------------------------------------------------
Douglas Carlisle                                                17,822,511                   2,165              17,824,676
-----------------------------------------------------------------------------------------------------------------------------
John W. Barnett, Jr,                                            17,824,676                       0              17,824,676
-----------------------------------------------------------------------------------------------------------------------------

b) The following details the voting results with respect to ratifying the selection of KPMG LLP as independent accountants for the fiscal year ending December 31, 1999:

For                                                           Withhold                Total Voted
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
17,816,991                                                      7,685                  17,824,676
------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                Description of Document
-------               -----------------------
27.1                  Financial Data Schedule

(b) Form 8-K Reports

    Carrier Access filed no reports on Form 8-K during the three months ended June 30, 1999.

                                                                         June 18

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARRIER ACCESS CORPORATION
                                  (Registrant)


                         By:  /s/ Nancy Pierce
                         -------------------------------------------------------
August 12, 1999          Nancy Pierce
                         Vice President, Finance, and Chief Financial Officer
                         (Principal Accounting Officer and Authorized Signatory)