Form 10-Q
period 1999-09-30
CARRIER ACCESS CORP
filed 1999-11-15
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

           [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

           [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-24597
                        ---------

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

  The number of shares outstanding of the issuer's common stock, par value $0.001, as of September 30, 1999 was 24,081,573 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         -------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements...............................................................         2
                  Condensed Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998....         2
                  Condensed Statements of Operations (unaudited) - Three and  Nine Months Ended
                  September 30, 1999 and 1998........................................................         3
                  Condensed Statements of Cash Flows (unaudited)  -- Nine Months Ended September 30,
                  1999 and 1998......................................................................         4
                  Notes to Condensed Financial Statements (unaudited)................................         5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................         6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................        10

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................        18

         Item 2.  Changes in Securities and Use of Proceeds..........................................        18

         Item 4.  Submission of Matters to a Vote of Security Holders................................        18

         Item 6.  Exhibits and Reports on Form 8-K...................................................        18

                  Signature..........................................................................        19

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          CARRIER ACCESS CORPORATION
                           Condensed BALANCE SHEETS
                                (in thousands)

                                                              September 30,
                                                                   1999                  December 31,
                                                               (unaudited)                   1998
                                                          -------------------       -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $42,733                   $31,201
  Marketable securities available for sale                             20,473                    22,777
  Accounts receivable, net                                             16,374                     8,493
  Inventory, net                                                       10,205                     5,053
  Deferred income taxes                                                 1,292                     1,198
  Prepaid expenses and other current assets                             1,517                       804
                                                          -------------------        ------------------
    Total current assets                                               92,594                    69,526

Property and equipment, net                                             4,436                     2,599
Deferred income taxes                                                     118                       118
Other assets                                                               96                        70
                                                          -------------------        ------------------
    Total assets                                                      $97,244                   $72,313
                                                          ===================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                               $10,018                   $ 6,803
  Income taxes payable                                                  3,456                     2,000
  Other current liabilities                                               118                       152
                                                          -------------------       -------------------
    Total current liabilities                                          13,592                     8,955
                                                          -------------------       -------------------

Stockholders' equity:
  Common stock and additional paid-in-capital                          63,391                    59,983
  Deferred stock option compensation                                   (1,763)                   (2,377)
  Retained earnings                                                    22,024                     5,752
    Total stockholders' equity                                         83,652                    63,358
                                                          -------------------       -------------------

    Total liabilities and stockholders' equity                        $97,244                   $72,313
                                                          ===================       ===================

   The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
                Condensed statements OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                              Three Months Ended                     Nine Months Ended
                                                ----------------------------------------  --------------------------------------
                                                   September 30,       September 30,        September 30,       September 30,
                                                      1999                  1998               1999                 1998
                                                -----------------    -------------------  ------------------   -----------------
Net revenue                                          $28,730                 $13,675                  75,702            $29,967
Cost of goods sold                                    11,808                   6,748                  31,780             15,029
                                                ------------         ---------------      ------------------   ----------------

  Gross profit                                        16,922                   6,927                  43,922             14,938
                                                ------------         ---------------      ------------------   ----------------

Operating expenses:
  Research and development                             4,061                   1,510                   9,277              3,555
  Sales and marketing                                  2,584                   1,708                   7,493              3,703
  General and administrative                           1,360                     876                   3,375              2,145
  Amortization of deferred stock compensation            204                     205                     614                484
                                                ------------         ---------------      ------------------     --------------

    Total operating expenses                           8,209                   4,299                  20,759              9,887
                                                ------------         ---------------      ------------------     --------------

      Income from operations                           8,713                   2,628                  23,163              5,051

Other income, net                                        606                     399                   1,705                707
                                                ------------         ---------------      ------------------     --------------

      Income before income taxes                       9,319                   3,027                  24,868              5,758

Income tax expense                                     3,075                   1,150                   8,595              2,207
                                                ------------         ---------------      ------------------     --------------

  Net income                                           6,244                   1,877                  16,273              3,551

Preferred stock dividend requirement                     ---                    (270)                    ---             (1,586)
                                                ------------         ---------------      ------------------     --------------

Net income available to common stockholders          $ 6,244                 $ 1,607                 $16,273            $ 1,965
                                                ============         ===============      ==================     ==============


Net income per share:
  Basic                                              $  0.26                 $  0.08                 $  0.68            $  0.12
  Diluted                                            $  0.25                 $  0.07                 $  0.64            $  0.11

Weighted average common shares:
  Basic                                               24,005                  20,605                  23,879             16,597
  Diluted                                             25,221                  21,806                  25,233             17,280

    The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
                CONDENSED StatementS of Cash Flows (UNAUDITED)
                                (In thousands)

                                                                   Nine Months Ended September 30,
                                                                --------------------------------------------
                                                                               1999                     1998
                                                                -------------------       ------------------
Cash flows from operating activities:
Net income                                                                  $16,273                 $  3,551
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization expense                                       676                      316
    Provision for doubtful accounts and returns                                 532                      149
    Provision for inventory obsolescence, net                                   114                      160
    Tax benefit relating to exercise of stock options                         2,553                      ---
    Compensation expense related to stock
      options issued at less than fair value                                    614                      484
  Deferred income tax benefit                                                   (94)                    (226)
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (8,412)                  (2,715)
    Inventory                                                                (5,266)                     448
    Prepaid expenses and other                                                 (742)                    (608)
    Accounts payable and accrued expenses                                     3,180                    1,934
    Income taxes payable                                                      1,456                      679
                                                                -------------------       ------------------
      Net cash provided by operating activities                              10,884                    4,172
                                                                -------------------       ------------------

Cash flows from investing activities:
Purchases of property and equipment                                          (2,512)                  (1,343)
Sales (purchases) of securities available for sale                            2,304                  (14,219)
                                                                -------------------       ------------------
      Net cash used by investing activities                                    (208)                 (15,562)
                                                                -------------------       ------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                          ---                   37,662
Proceeds from exercise of stock options                                         856                      ---
                                                                -------------------       ------------------

    Net increase in cash and cash equivalents                                11,532                   26,272

Cash and cash equivalents at beginning of period                             31,201                    6,104
                                                                                          ------------------
Cash and cash equivalents at end of period                                  $42,733                 $ 32,376
                                                                ===================       ==================

Supplemental cash flow disclosures:
Cash paid for income taxes                                                  $ 1,325                 $  1,703
Conversion of preferred stock to common stock                               $   ---                 $ 18,944

   The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

   Business and Basis of Presentation

   Carrier Access Corporation (the "Company") is a leading provider of multi-service digital access ("MDA") solutions to competitive voice and data communications carriers, including competitive local exchange carriers ("CLECs"), internet service providers ("ISPs") and wireless carriers. The Company's MDA equipment is used by competitive carriers to provide enhanced voice and high-speed internet services to end users such as small- and medium-sized businesses and government and educational institutions. The Company's MDA equipment solutions are used by carriers primarily to provide access to end users in the last-mile of service delivery. The Company sells its products through distribution and other direct purchase agreements.

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 1999.

   The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.


Note 2.  Inventory
   The components of inventory are as follows (in thousands):

                                         September 30,          December 31,
                                             1999                   1998
                                       ----------------       ---------------

Raw materials                                 $   6,577             $   3,327
Work-in-process                                      15                    93
Finished goods                                    4,302                 2,209
                                       ----------------       ---------------
 Total                                           10,894                 5,629

Less: reserve for obsolescence                     (689)                 (576)
                                       ----------------       ---------------
 Total inventory, net                         $  10,205             $   5,053
                                       ================       ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Notice Concerning Forward-Looking Statements

   This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Particular attention should be paid to the cautionary language in "Risk Factors" under the headings "Significant Fluctuations in Results of Operations," "Dependence on Emerging Competitive Carriers," "Intense Competition," "Dependence on Distribution and Direct Sales Channels," "Competitive Carrier Customer Concentration," "Possible Decline in Prices," and "Risks Associated with Manufacturing." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Summary


                                                           Three Months Ended         Nine Months Ended
(In thousands, except per share amounts)                      September 30,            September 30,
                                                            1999          1998          1999          1998
                                                           -----          ----        ------          ----
Net revenue                                                 28,730        13,675        75,702        29,967

Gross profit                                                16,922         6,927        43,922        14,938

Income from operations                                       8,713         2,628        23,163         5,051

Net income available to common stockholders                  6,244         1,607        16,273         1,965

Net income per share (diluted)                             $  0.25       $  0.07       $  0.64       $  0.11

   For the three months ended September 30, 1999 the Company's net income and operating income increased to $6.2 million and $8.7 million respectively, compared to $1.9 and $2.6 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company's net income available to common stockholders and operating income increased to $16.3 million and $23.2 million, respectively, compared to $2.0 and $5.1 million for the nine months ended September 30, 1998. These increases were due primarily to a significant increase in the sales of the Company products, reflecting the introduction of the Access Navigator, enhancements to existing products, and increased acceptance of the Wide Bank product family, partially offset by declining sales in Access Banks. The Company's gross margin on net revenue was 58% for the nine months ended September 30, 1999, compared to 50% for the nine months ended September 30, 1998. Also, contributing to higher net income for 1999 was a substantial increase in other income, primarily consisting of interest income on cash and cash equivalent balances.

   Net Revenue and Cost of Goods Sold

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
(In thousands)                                              1999          1998          1999         1998
                                                            ----          ----          ----         ----
Net revenue                                                   28,730        13,675        75,702       29,967

Cost of goods sold                                            11,808         6,748        31,780       15,029

   Net revenue for the three and nine months ended September 30, 1999 increased to $28.7 million and $75.7 million, respectively, compared to $13.7 million and $30.0 million for the same periods of 1998. These increases were attributable to the introduction and sale of new products such as the Access Navigator product family and enhancements in the Wide Bank product family, partially offset by a decline in Access Bank sales. The Company anticipates that sales for the Wide Bank and Access Navigator product families will increase at a greater rate than the Access Bank product family. These products are more current technologically, and we believe trial and evaluations of these products will convert into customer sales. The timing and quantities of orders for company products may vary from quarter to quarter in the future, due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results; we anticipate that such fluctuations will occur.

   During the nine month period ended September 30, 1999, most of the sales of the Company's products were made through distributors. The Company's success depends in part on the continued sales and customer support efforts of its network of distributors and increasing it's sales to its direct customers. In the first nine months of 1999, Walker & Associates ("Walker"), Phillips Communications and Equipment ("Phillips"), and ADC Telecommunications ("ADC") accounted for 34%, 12%, and 10%, respectively, of net revenue. The Company expects that the sale of its products will continue to be made to a small number of distributors and other direct customers. Accordingly, the loss of, or a reduction in sales to, any of the Company's key distributors and direct customers could have a material adverse effect on the Company's business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of its net revenue, the Company believes that its products are distributed to a limited number of competitive carrier customers who are primarily CLECs. In the nine months ended September 30, 1999, the Company believes that two of these competitive carrier end user customers' purchases were in excess of 10% of the Company's net revenue.

   Cost of goods sold increased to $11.8 million for the three months ended September 30, 1999 compared to $6.7 million for the corresponding three month period of 1998. Costs of goods sold increased to $31.8 million for the nine months ended September 30, 1999 compared to $15.0 million for the corresponding nine-month period of 1998. These increases were primarily attributable to increased product shipments that were partially offset by cost reductions in existing product platforms.

   Gross Margins

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                             1999           1998           1999          1998
                                                             ----           ----           ----          ----
   Gross margin                                               59%            51%            58%           50%

  The increases in the Company's gross margin in the three and nine months ended September 30, 1999 compared to the same periods of 1998 were primarily due to cost reductions in existing product platforms and the introduction of the Access Navigator product family in the first nine months of 1999. The Company believes that gross margins will decline if pricing declines occur in its Access Bank product families at a greater rate than anticipated cost reductions. However, this decline could be partially offset by a higher percentage of sales in the Access Navigator product family and other products that have higher gross margins.

  The Company believes that average selling prices and gross margins for its products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. The Company's gross margins vary dramatically between product families.. As a result, the Company believes that its gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will also likely be adversely affected from time to time by new product introductions by the Company and its competitors.

   Research and Development Expenses

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
   (In thousands)                                               1999          1998            1999         1998
                                                                ----          ----            ----         ----
   Research and development expenses                             4,061         1,510          9,277         3,555

   Percentage of net revenue                                        14%           11%            12%           12%

  Research and development expenses increased to $4.1 million and $9.3 million in the three and nine months ended September 30, 1999 compared to $1.5 million and $3.6 million for the same periods in 1998. This increase in both periods was primarily due to an increase in the number of personnel engaged in the development of new products, including the Access Navigator and other products under development. Adding to the increase in research and development expenses was the addition of a research and development facility in Tulsa, Oklahoma in the third quarter of 1999. The Company expects the amount of research and development expense will increase in fourth quarter of 1999 and first quarter of 2000 to fund the development of new product platforms, enhancements to existing product families, and the possible addition of new research and development facilities.

Sales, Marketing and General and Administrative Expenses and Deferred Stock Compensation

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                  September 30,
  (In thousands)                                            1999           1998           1999           1998
                                                            ----           ----           ----           ----
  Sales and marketing expenses                               2,584          1,708          7,493         3,703
  General and administrative expenses                        1,360            876          3,375         2,145
  Amortization of deferred stock compensation                  204            205            614           484
                                                             -----          -----         ------         -----
  Total selling, general and administrative expenses         4,148          2,789         11,482         6,332
   and deferred stock compensation
  As a percentage of net revenue                                14%            20%            15%           21%

  Selling, general and administrative expenses (including deferred stock compensation) increased to $4.1 million and $11.5 million for the three and nine months ended September 30, 1999 from $2.8 million and $6.3 million for the same periods of 1998. The increase in sales and marketing expenses in each period was the result of the Company's expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions. The increase in general and administrative expenses in the three and nine months ended September 30, 1999 compared with the same periods of 1998 was due to the addition of personnel and facilities costs necessary to support the expansion of the Company's business including the addition of the general and administrative expenses associated with the research and development facility in Tulsa, Oklahoma. The Company has hired and intends to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expects these expenses to increase in absolute dollars in the future. The Company also expects general and administrative expenses to increase in absolute dollars as the Company continues to add personnel and incurs additional costs related to the expansion of its business and operation and incurs increased costs in connection with the administration of multiple facilities.

  Other Income

  Interest and other income increased to $606,000 and $1.7 million for the three and nine months ended September 30, 1999 compared to $399,000 and $707,000 for the same periods in 1998, due to interest earned on higher cash and cash equivalent balances.

  Income Taxes

  For the three and nine months ended September 30, 1999, the Company's effective combined federal and state income tax rate was 33% and 34%, compared to 38% for both the three and nine months ended September 30, 1998. The Company's annual effective tax rate decreased due to the research and development tax credit in the first six months of 1999 and non-taxable interest income on tax-exempt marketable securities throughout 1999. Income taxes in the three months ended September 30, 1999 reflect the expiration of the research and development tax credit as of June 30, 1999.

Liquidity and Capital Resources

                                                           September 30,        December 31,
  (In thousands)                                               1999                 1998
                                                           ------------         -----------
  Working capital                                              79,002              60,571
  Cash, cash equivalents and marketable securities             63,206              53,978
  Total assets                                                 97,244              72,313

                                                                   Nine Months Ended
  (In thousands)                                           September 30,        December 31,
  Net cash provided (used) by:                                 1999                 1998
                                                           ------------         -----------
  Operating activities                                         10,884                 959
  Investing activities                                           (208)             (1,564)
  Financing activities                                            856                  50

  Net cash provided by operating activities for the nine months ended September 30, 1999 totaled approximately $10.9 million. Cash provided by operating activities was primarily due to net income, the tax benefit relating to the exercise of stock options and an increase in accounts payable, partially offset by increases in accounts receivable, inventory and prepaid expenses. The Company anticipates that increased sales to direct customers could increase Days Sales Outstanding and therefore accounts receivables balances will increase in future quarters.

  Cash used by investing activities was approximately $208,000 for the nine months ended September 30, 1999. Cash provided by investing activities of $2.3 million was primarily a result of selling U.S. Government Agency and Corporate bonds with maturities greater than nine months. The Company's capital expenditures for the nine months ended September 30, 1999 were $2.5 million for additions to facilities and equipment to support its research, development and manufacturing activities. The Company believes its current facilities are sufficient to meet its current and anticipated manufacturing requirements for the next twelve months. The Company completed its expansion of 22,000 square feet and anticipates that it will need to expand its facilities in its current and other locations to accommodate hiring additional personnel throughout the year 2000 to support ongoing operations. Other capital expenditures during the next twelve are expected to continue to increase over 1998 levels.

  Cash provided by financing activities was approximately $856,000 for the nine months ended September 30, 1999, due to the exercise of stock options.

  The Company's net inventory levels increased approximately $5.2 million to $10.2 million at September 30, 1999 from $5.1 million at December 31, 1998, due primarily to increases in raw materials and finished goods inventory. This increase reflects the Company's commitment to certain customers to carry minimum inventory levels, as well as a desire to be able to rapidly fulfill , unanticipated customer orders, in addition to inventory related to the production of a new product.

  The Company believes that its existing cash, investment balances and it's line of credit are adequate to fund its projected working capital and capital expenditure requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that its operating and investing activities may use cash. Should the need arise, the Company believes it would be able to borrow additional funds or otherwise raise additional capital; however, there can be no assurance that additional funds or capital will be available in adequate amounts and on terms reasonably acceptable to the Company. The Company may consider using its capital to make strategic investments or to acquire or license technology or products.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. To the extent we begin to enter into these transactions in the future, we will adopt the statement's disclosure requirements in our financial statements for the year ending December 31, 2000.

  During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" and the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities. The adoption of these pronouncements is not expected to impact us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 1999, the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.

RISK FACTORS

  You should carefully consider the risks described below before making a decision to invest in the Company. The risks and uncertainties described below are not the only risks that we face.

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

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Existing Growth Rates.

  Although our revenues have grown significantly in recent quarters, such growth rates may not be sustainable, as is evidenced by our Access Bank revenue, and you should not use these past results to predict future revenue or operating results. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

  .  the size of the orders for our products, and the timing of such orders;

  . the commercial success of our products, and our ability to ship enough products to meet customer demand;

  . changes in the financial stability of our distributors, customers or suppliers;

  .  changes in our pricing policies or the pricing policies of our competitors;

  .  fluctuations in ordering due to increased direct sales to customers;

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

  Because most all of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end users of their products for longer periods of time. Moreover, any downturn in general economic conditions could lead to significant reductions in customer spending for telecommunications equipment, which could result in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues fall below the expectations of securities analysts and investors, the trading price our common stock could significantly decline.

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

  In addition, many of the industries in which the competitive carriers operate have recently experienced consolidation. In particular, many telecommunication carriers have recently acquired, been acquired or merged with ISPs or other carriers. The loss of one or more of our competitive carrier customers, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

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

Our Markets are Highly Competitive and Have Many More Established Competitors.

  The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank product family include Adtran, General Datacom, Lucent, NEC, Newbridge, Nortel, Pairgain, Paradyne, Premisys, Pulsecom, World Access and other small private companies. Our principal competitors for our Wide Bank product family include Alcatel, Fujitsu, NEC and World Access. Our principal competitors for our Access Navigator product family include AFC, Alcatel, DSC, Lucent, Nortel, Premisys, Reltec, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

We Are Substantially Dependent on Our Distribution Channels.

  To date, a large portion of the sales of our products have been made through distributors. The Company's distributors are responsible for warehousing product and fulfilling product orders as well as servicing potential competitive carrier customers and, in some cases, customizing and integrating the Company's products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

  . In 1997, Walker, ADC and Phillips accounted for 36%, 20% and 14% of net revenue, respectively.

  . In 1998, Walker, Phillips and Telsource accounted for 40%, 17% and 15% of net revenue, respectively.

  . In the nine months ended September 30, 1999, Walker, Phillips, and ADC accounted for 34 %, 12 % and 10 % of net revenue, respectively.

  We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business, financial condition or results of operations would likely be adversely affected.

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

  We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our OEMs and distributors, and our OEMs and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or OEMs in the future, could reduce the demand for our products, create conflicts with other distributors or otherwise adversely affect our business, financial condition and results of operations. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset such returns. The Company believes it has made adequate allowances for such returns to date.

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

We are Substantially Dependant on our Direct Sales and Direct Customers.

  Currently, a significant portion of the sales of our products are being made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

  We have limited knowledge of the financial condition of certain of our direct customers; however, we are aware that some of our direct customers have limited financial and other resources which could impair their ability to pay us, although the financial instability of these direct customers has not limited any direct customer's ability to pay us for our products to date. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not materially adversely affect our business, financial condition or results of operations.

  Any reduction in planned purchases by direct customers in the future could adversely affect our business, financial condition and results of operations. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on our business, financial condition or results of operations.

Currently, our direct customers do not have any obligation to purchase additional products. Accordingly, we cannot assure you that present or future direct customers will not terminate their purchasing arrangements with the Company, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business, financial condition and results of operations.

Our Growth is Dependent upon Successfully Maintaining and Expanding Our Distribution Channels and Direct Sales.

  Our future net revenue growth will depend in large part on the following factors:

  . our success in maintaining our current distributor and direct relationships;

  . diversifying our distribution channels by selling to new distributors and to new direct customers; and

  Most of our existing distributors currently distribute and use the product lines of our competitors. Some of our existing distributors may in the future distribute or use other competitive product lines. There can be no assurance that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend, or continue to use, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business, financial condition or results of operations could be materially and adversely affected.

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

Our Operating Results are Substantially Dependent on Sole and Single Source Suppliers.

  Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase over 25 key components from vendors for which there is currently no substitute, and we purchase over 125 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain PCBs, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could materially adversely affect our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business, financial condition and results of operations would be materially and adversely affected.

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

Our Ability to Meet Customer Demand Depends on the Availability of Our
Components.

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

We Have Limited Manufacturing Experience, and Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays.

  We currently use several independent manufacturers to provide certain components, PCBs, chassis and subassemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be unable in the future to continue to provide manufacturing services or components to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of nine months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available. Any significant interruption in our supply of these components would result in delays or in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.

Our Executive Officers and Certain Key Personnel Are Critical to Our Business, and These Officers and Key Personnel May Not Remain With Us in the Future.

  Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, Chief Financial Officer and our key management, sales, engineering, customer support and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger Koenig, President and Chief Executive Officer, who founded our Company, could materially and adversely affect us. We believe that our future success will depend in large part upon our ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could have a material adverse effect on our business, financial condition or results of operations.

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

  Recruiting qualified personnel is an intensely competitive and time-consuming process. We cannot assure you that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to satisfactorily support our customers and operations. We cannot assure you that we will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition or results of operations could be materially adversely affected.

Our Growth is Dependent on Our Introduction of New Products and Enhancements to Existing Products, and any Delay in Customers' Transition to Our New Products Could Adversely Affect Our Business.

  Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products and features that meet changing end user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by us or our competitors have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on our business, financial condition or results of operations.

  The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our introduction of new or enhanced products will also require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products, previously sold, in order to add new features which were included in subsequent release of such product. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

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

  Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future. A successful product liability claim brought against us could have a material adverse effect on our business, financial condition or results of operations. Our agreements with our distributors and direct customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective or adequate under the laws of certain jurisdictions.

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating
Results.

  The sale of our MDA products averages approximately four to nine months in the case of competitive carriers, but can take significantly longer in the case of Incumbent Local Exchange Carriers ("ILECs") and other end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a competitive carrier's budgetary constraints, (2) distributor or competitive carrier internal acceptance reviews, (3) the success and continued internal support of competitive carrier's own development efforts, and
(4) the possibility of cancellation or delay of projects by distributors or competitive carriers. In addition, as competitive carriers have matured and grown larger, their purchase process may become more institutionalized, and it will become increasingly difficult, and requires more of our time and effort, to gain the initial acceptance and final adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our competitive carrier's products, the timing of the commercialization of a new distributor or competitive carrier's application or service based on our products is primarily dependent on the success and timing of a competitive carrier's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could have a material adverse effect on our business, financial condition and results of operations and cause our results of operations to vary significantly from quarter to quarter.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

  We require substantial working capital to fund our business. As of September 30, 1999, we had approximately $63.2 million in cash and short term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

  We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of November 1, 1999, we have been issued a total of five

U.S. patents, we have six additional patent that are pending issuance, of which one is allowable. We also have three U.S. registered trademarks and two U.S. trademark application pending. We have also entered into confidentiality agreements with all of our employees and consultants and entered into non-disclosure agreements with our suppliers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

Our Company is Controlled by a Small Number of Stockholders.

  Members of the Board of Directors and the executive officers of our Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 66% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Chief Financial Officer, respectively, are married and beneficially own approximately 57% of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control of our Company and may adversely affect the voting and other rights of other holders of our common stock.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number         Description of Document
------         -----------------------
27.1           Financial Data Schedule

(b) Form 8-K Reports

    The Company filed no reports on Form 8-K during the three months ended September 30, 1999.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CARRIER ACCESS CORPORATION
                                (Registrant)


                         By:/s/ Nancy Pierce
November 11, 1999           --------------------------
                         Nancy Pierce
                         Chief Financial Officer
                         (Principal Accounting Officer and Authorized Signatory)