Form 10-K
period 1999-12-31
CARRIER ACCESS CORP
filed 2000-03-30
CIK 1018074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999
                                       OR

[ ]         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

          -------------------------------------------------------------

            Securities registered pursuant to 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Any delinquent filings.

      As of March 1, 2000, there were 24,269,923 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 1, 2000) was approximately $555,371,290. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                          CARRIER ACCESS CORPORATION(R)

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.  Business..........................................................  4

Item 2.  Properties........................................................ 20

Item 3.  Legal Proceedings................................................. 20

Item 4.  Submission of Matters to a Vote of Security Holders............... 21


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................... 21

Item 6.  Selected Financial Data........................................... 22

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........ 28

Item 8.  Consolidated Financial Statements and Supplementary Data.......... 28

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.............................................. 41


                                    PART III

Item 10. Executive Officers of the Registrant.............................. 42

Item 11. Executive Compensation............................................ 42

Item 12. Security Ownership of Certain Beneficial Owners and Management.... 42

Item 13. Certain Relationships and Related Transactions.................... 42


                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports
         on Form 8-K....................................................... 43

      The information contained in this report contains certain forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "will," "forecasts," "plans," "future," "strategy," or similar expressions may identify forward-looking statements. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Our actual results, performance or achievements may differ materially from those anticipated or implied by forward-looking statements. Factors that could cause or contribute to material differences include the disclosure in the "Risk Factors" section in this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements in this Report on Form 10-K.

      Unless otherwise indicated, references in this report to specific years and quarters are to our fiscal year and fiscal quarters.

      We were incorporated in Colorado in September 1992 and reincorporated in Delaware in June 1998. Our principal executive offices are located at 5395 Pearl Parkway, Boulder, Colorado 80301; our telephone number is (303) 442-5455 and our web site is http://www.carrieraccess.com. The information on our web site is not incorporated in this report.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         We are a leading provider of broadband digital equipment solutions to communications service providers. These service providers include competitive local exchange carriers , incumbent local exchange carriers, independent operating companies, interexchange carriers, Internet service providers, and wireless mobility carriers. Our products are used by our customers to provide services including local and long distance voice, high-speed data and Internet services to businesses, government and enterprise end users. Our Access Bank(R), Wide Bank(R), Access Navigator(TM), In-Loop(TM) and CACTUS(TM) family products are connected to T1, digital subscriber line, digital radio, T3 and optical access networks.

     Our digital equipment provides a "last mile" solution for the distribution and management of high bandwidth services from service providers. Reaching large numbers of consumers using voice and high speed Internet access requires connectivity from service provider networks to end user locations. Installation of our central office communications and customer-located voice and data communications equipment enables this connectivity. Our products allow service providers to cost-effectively connect end users to their network products, decrease ongoing transmission equipment and maintenance expenses, while enabling new service delivery, such as integrated voice and high speed Internet access. Our products enable high bandwidth digital deployments targeted at end users requiring between four and 2800 telephone and data line equivalents of bandwidth. We believe that over 300 service providers and 500 other end users have purchased our products directly or through our distributors.

PRODUCTS.

      Our products currently include the Access Bank, Wide Bank, Access Navigator, and CACTUS product families. The Access Bank I offers digital connectivity for local and long distance voice service, and converts a single T1 digital network access line into 24 telephone circuits for voice, facsimile and modem connections. The Access Bank II expands on the voice functions of the Access Bank I by adding high-speed data ports for computer connectivity and dual T1 line interfaces for increasing data speeds and connecting end user phone systems. The Access Exchange is a customer-located access switch that enables long distance service providers to offer local services from their embedded base switching equipment. The Wide Bank 28 is a highly-integrated M1-3 standard multiplexer designed to connect T1 equipment to high-bandwidth T3 and STS1 digital circuits, providing up to 28 T1 connections for enhanced voice and high-speed data services. The Access Navigator/DCS Service Manager provides a complete solution for managing four to 32 access connections in a highly integrated package. With the functions of a 1/0 digital cross connect system, plus demarcation testing, service providers are able to decrease maintenance costs and labor while increasing service availability. The Access Navigator/GR-303 offers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS(R) voice services the Access Navigator/GR-303 grooms and optimally concentrates fractional T1 data connections from customer locations. The In-Loop-RT offers a full 24 channels of telephone service to customers, over Carrier Service Area loop ranges using only the power provided by two high-bit-rate digital subscriber line network pairs. Local service providers can economically re-use copper pairs to achieve 12 times the number of telephone lines on copper feeder circuits, without the construction and installation costs of conventional digital loop carrier systems. The CACTUS.lite integrates high-speed data and business-class voice services, including POTS, DID, Tie Line and CLASS, in a compact 2RU, modular and cost-effective platform suitable for wall or rack mounting. An integrated 1/0 digital cross connect enables data and voice traffic to be groomed across up to 16 T1-E1 interfaces. In addition to business-voice and data service interfaces, CACTUS.lite is also designed to support, asynchronous transfer mode, Internet Protocol routing, Frame Relay, Office Channel Unit Data Port, sub-rate data multiplexing and Integrated Services Digital Network Basic Rate services. We differentiate our products on their ability to enable multiple service offerings, facilitate the rapid deployment of new services, reduce cost of ownership, provide programmable software-based functionality, scale cost-effectively at service provider and end user locations, and satisfy the safety and regulatory requirements of service providers and end users. The retail list prices of our products range from $995 to $20,000, depending upon product configuration.

      THE ACCESS BANK FAMILY OF PRODUCTS

      The Access Bank family of products was our first product designed to deliver carrier-class voice and data services in a one rack-unit (1.75") sized unit. Coupled with a price that enables economical T1 service delivery for communications service providers and patented technologies to deliver business quality voice and data services and typical installation times of one-third that of traditional solutions, we believe the Access Bank product family has helped fuel the growth of competitive local exchange carriers. The Access Bank product family provides a solution for major services, including voice only, voice and data over T1, voice and data over high-bit-rate digital subscriber line, and data over symmetrical digital subscriber line. While proving their ability in the competitive local exchange carriers and enterprise markets, the Access Bank products are equally adept at delivering quality services for regional bell operating company, independent local exchange carriers, interexchange carriers, and Internet service providers.

      ACCESS BANK I-RELEASED: JUNE 1995

      Our Access Bank I provides an economical, compact, and reliable solution for converting T1 digital access services from communications service providers including independent local exchange carriers and competitive local exchange carriers to 12 or 24 individual analog telephone circuits at end user locations. The unit consists of a controller, called the line interface unit and one or two telephone line interface cards. The Access Bank I incorporates an integrated T1 Channel Service Unit, which allows customers to plug in a T1 line without having to connect other external devices to perform service termination. Six different types of 12-channel telephone line interface circuit cards provide most popular voice service options while also delivering enhanced local services such as Caller ID and distinctive ringing. The Access Bank I supports data services such as fax and high-speed modem traffic by automatically adjusting to line conditions in order to provide a clean, high-quality transmission path. The Access Bank I is principally used by service providers for economical local service delivery, long distance service delivery using T1 access, digital service interconnection to PBXs and key systems, Internet modem pool connections to T1, branch office connectivity to T1, and rapid deployment of temporary telephone services. Systems integrators use the Access Bank I to convert T1 connections to a variety of analog service connections for applications such as remote access router interfaces, frame relay and Internet Protocol voice telephone system connectivity, and computer telephony interfaces.

      ACCESS BANK I TR-08-RELEASED: NOVEMBER 1996

      The Access Bank I TR-08 provides a Bellcore Standard TR-08 digital loop carrier software protocol in addition to the basic features of the Access Bank
I. TR-08 signaling delivers T1 connections directly to the line side T1 ports of local switches and is widely deployed in local exchange carrier, competitive local exchange carrier, and independent local exchange carrier networks. Service providers use the Access Bank I TR-08 for economical local service delivery and expansion of line capacity for local switches. The Access Bank I TR-08 provides low-cost, compact, wiring closet deployment of carrier-class enhanced voice features such as Caller ID and distinctive ringing to service providers using Lucent, Nortel, Siemens and other local exchange switches. Access Bank I TR-08 enables inexpensive provisioning of physically separate single shelf groups for 12 or 24 managed telephone lines from a T1.

      ACCESS BANK II-RELEASED: NOVEMBER 1996

      Our Access Bank II delivers twice the T1 capacity of the Access Bank I in the same size package, enabling service providers to integrate high-speed Internet service with multi-line voice service in a single unit. The Access Bank II includes two T1 interfaces with fully integrated channel service unit and data service unit functionality and uses the same 12-channel telephone line interface circuit cards as the Access Bank I. Each of the two T1 interfaces can accommodate current and future bandwidth requirements for a combination of facsimile, modem, high-speed Internet, voice, and PBX user services. The T1s can also be configured to provide redundant protection for end users' mission critical voice and Internet applications. The integral V.35 data interface and T1 interfaces offer connectivity for Internet access routers, enterprise routers, frame relay devices, video and other high-speed data applications. Service providers rely on the flexibility of the Access Bank II to deliver multi-line voice plus high-speed Internet connections to enterprise branch offices, small business customers, and medium-sized business locations. By combining digital data with voice over one or two T1 lines, bandwidth can be utilized more efficiently, saving on communication access costs. The Access Bank II also includes sophisticated management capabilities such as an optional Ethernet simple network management protocol local area network management connection for configuration and monitoring.

      ACCESS BANK II/HDSL-RELEASED: MAY 1998

      Service providers use the Access Bank II/HDSL (sold by ADC Telecommunications as the EZT1/DI/HDSL) to provide multi-line voice and high-speed Internet access over existing copper infrastructure. Access Bank II/HDSL represents the integration of ADC's high-bit-rate digital subscriber line technology into the Access Bank II, creating an end-to-end digital deployment solution for service providers from the wiring center to the end-user customer site. This solution enables service providers to decrease their monthly access costs while providing T1 quality digital service delivery over low-cost unbundled copper access loops.

      ACCESS EXCHANGE-RELEASED: APRIL 1998.

      The Access Exchange performs the functions of the Access Bank II and integrates software and digital signal processing capability to provide automatic call routing and number translation on a call-by-call basis. This product allows long distance service providers to combine local voice services with long distance and high-speed Internet access on their existing switch infrastructure while routing calls to the Local Exchange Carrier for local calling, directory, 911, and other lifeline services.

      ACCESS BANK II/SDSL-RELEASED: MAY 1999.

      The Access Bank II/SDSL provides an innovative method for deploying data services from the Access Bank II. Using a symmetrical digital subscriber line interface in place of one of the T1s on the Access Bank II, the Access Bank II/SDSL allows service providers to deploy high speed data services over symmetrical digital subscriber line. Ordinary unshielded copper wiring can be used to transport data from the Access Bank II/SDSL to a variety of symmetrical digital subscriber line Internet access routers or modems located up to 12,000 feet from the unit. Service providers can easily deploy service in buildings using symmetrical digital subscriber line without rewiring a building for traditional Ethernet-based data services.

      INLOOP-RT

      Our InLoop-RT allows communications service providers to significantly reduce held orders for phone service and maximize the revenue potential of their most valuable asset - the existing copper plant. InLoop-RT supports up to 12 times the number of voice lines without the need for new construction or the installation cost of conventional digital loop carrier systems. InLoop-RT enables provisioning of up to 24 business-quality voice lines with full line-side CLASS(R) service using TR-57 and GR-303 digital switch and host terminal connections, over high-bit-rate digital subscriber line. Fully powered over the high-bit-rate digital subscriber line network pairs, InLoop-RT provides full-power ringing and line voltages, and supports V.90 modem throughput. Enclosed in an integral compact Outside Plant certified enclosure, InLoop-RT can mount easily on telephone poles, wiring pedestals, or buildings.

      WIDE BANK FAMILY OF PRODUCTS

      We designed the Wide Bank family of DS3 and STS-1 access products to replace a rack full of bulky, old-generation equipment in a dramatically reduced single rack-unit (1.75") sized unit. In addition, the Wide Bank product family utilizes new levels of software integration over older equipment to provide a feature-rich and cost-effective platform supporting full high and low-speed redundancy, hitless DS3 and STS-1 network protection, built-in Network Interface Units and Bit Error Rate Test capabilities. The Wide Bank product family also conforms to the most popular management schemes including simple network management protocol via Ethernet, local or remote Command Line Interface and Transaction Language 1 (TL1). Certification to Network Equipment Building Systems enables installation in a wide-array of service provider environments including central offices and co-location facilities while the modular design permits a platform cost and configuration to be matched exactly to the service provider needs.

      WIDE BANK 28/DS3 MULTIPLEXER-RELEASED: NOVEMBER 1997

      Our Wide Bank 28/DS3 Multiplexer connects a high bandwidth digital T3 network access line to 28 T1 or 21 E1 service connections. The Wide Bank 28 allows communications service providers (wireline and wireless), Internet Service Providers, Enterprise, and Government customers to consolidate multiple T1s or E1s into T3 services to reduce monthly access costs. The Wide Bank 28 also provides redundant T3 service distribution from digital radio connections T1 service expansion from fiber multiplexers and connects T3 incumbent local exchange carrier services to Internet service providers remote access servers. The Wide Bank 28 is used by wireless service providers to provide T3 to 28 T1 conversion, T1 circuit grooming, network protection, and remote management using the C-Bit T3 overhead of their high-bandwidth digital wireline and digital radio connections. These connections typically provide the backbone links between mobile radio (cellular or PCS) transmission sites. Up to seven quad Digital Signal Cross-Connect Level 1 (T1) interface cards support up to 28 T1 connections or up to seven tri-port E1 interface cards support up to 21 E1 connections. Cards can therefore be quickly and easily added to meet bandwidth requirements. An identical spare quad T1 or tri-port E1 provides software-controlled low-speed redundancy for Automatic Protection Switching
(APS) that is compliant with the FCC guidelines for service availability as outlined in Telcordia Technologies GR-499-CORE. The Wide Bank 28 also incorporates T1 Network Interface Unit functionality to eliminate additional equipment and installation labor costs for service providers. Redundancy options on the Wide Bank 28 include programmable T1 and T3 software-based functionality and electronics protection through the use of an additional quad T1 card, tri-port E1 card, or T3 controller card, respectively. The unit incorporates solid-state fuseless protection, hot swappable cards, multiple T1 and T3 line tests for fault isolation and built-in bit error rate testing. The Wide Bank 28 is housed in a compact, single rack-unit case. A Maintenance Service Option
(MSO) is available for providing testing and maintenance capabilities without disruption of services by field technicians. Also, a Fan Face Plate Option will be available for high-density, high-capacity rack applications in Central Offices in order to increase overall rack capacity.

      Our Wide Bank 28 is Network Equipment Building Systems Level 3 certified and offers the features and performance in compliance with Network Equipment Building Systems Level 3 criteria as outlined by Telcordia Technologies for Central Office equipment. The Network Equipment Building Systems certification allows service providers to install the Wide Bank 28 in central office locations where the product is designed to operate under electrical and physical environmental stresses such as electromagnetic interference, high and low temperature range and earthquake and vibration conditions. Finally, the Wide Bank 28 offers TL-1 Management Control, a Java-based Graphical User Interface for ease of operations and management on the service providers' network, as well as a simple network management protocol systems enterprise MIB providing ease of integration with existing Network Management Systems.

      WIDE BANK 28/STS-1 MULTIPLEXER-RELEASED JUNE 1999

      The Wide Bank 28/STS-1 Multiplexer cost-effectively delivers T1 service connections from SONET STS-1 electrical interfaces. This addition to our widely accepted and deployed Wide Bank 28 product family offers new capabilities for high-bandwidth network access technology, building on the advanced features, proven technology and deployment of the Wide Bank 28 DS3 multiplexer as a "Carrier-Class" product.

      The Wide Bank 28/STS-1 Multiplexer reduces the overall cost of deploying T1 services at service provider Local Digital Switch (LDS), collocation, Point-of-Presence (POP), Service Access Point (SAP) and on-network building locations. Communications service providers deploying OC-3 and OC-12 SONET fiber collector rings or high-capacity OC-48 and OC-192 SONET metropolitan rings indicate that its not cost-effective to fill high-capacity SONET Add/Drop Multiplexers (ADMs) with low-speed T1 interfaces because it wastes precious bandwidth. Our Wide Bank 28/STS-1 Multiplexer is designed to eliminate the additional expense of transmultiplexing DS3 signals over SONET for fiber transport and reduce the amount of stranded bandwidth within the SONET shelf, while greatly decreasing the cost per T1 connection provided to service provider customers. High-capacity SONET add/drop multiplexers and digital radios can be more economically deployed to provide high-capacity T1 services.

      Using only one rack unit of space, the Wide Bank 28/STS-1 Multiplexer optimizes valuable space in central offices, co-location, or digital loop carrier cabinets. Services can be added in scalable quad T1 increments, suiting applications from small outside cabinets to large switching centers.

      The Wide Bank 28/STS-1 Multiplexer offers simple network management protocol, Telnet, and TL-1 management options as well as alarm reporting and performance monitoring to the Virtual Tributary 1.5 (VT1.5) tributary-based DSX-1 services, enabling service providers to gain the cost and management advantages of STS-1 interconnections in a very compact, scalable network product.

      ACCESS NAVIGATOR FAMILY OF PRODUCTS

      The Access Navigator Product Family contains three members: the Access Navigator/ DCS Service Manager, providing a cost effective 1/0 cross-connect solution; the Access Navigator/ GR-303 + Data Host, providing an easy to manage and install GR-303 host solution; and the most recent addition to the family, the Navigator Pilot Graphical User Interface configuration tool.

      With both Network Equipment Building Systems and customer premises certifications, we designed the Access Navigator Product Family to be located in service provider racks or on end user customer walls. The Navigator Product Family combines the power of a 32 port digital cross connect system with remotely managed demarcation and occupies only one and one half rack units of space. Integrated testing and optional common equipment redundancy ensure carrier-class service availability. The Access Navigator Product family was designed to significantly reduce space, power and installation labor as compared to old generation digital cross connect and channel service unit or NIU shelves. Additional quad T1 Cards can be installed while the Access Navigator is in service to provide from four to 32 T1/channel service unit connection ports.

      Access Navigator products provide management access via Ethernet simple network management protocol, Telnet CLI, RS-232 CLI, Navigator Pilot Graphical User Interface, and GR-303 EOC (for the GR-303 + Data Host version). Flow-through provisioning and testing control over ESF T1 connections, from the Access Navigator to our Access Bank II and CACTUS.lite units, are designed to reduce service provider truck rolls and improve voice and Internet service availability at customer premise locations.

      ACCESS NAVIGATOR/DCS SERVICE MANAGER-RELEASED: JANUARY 1999

      The Access Navigator/DCS Service Manager provides a complete solution for managing four to 32 T1 access connections in a highly integrated package. With the functions of a 1/0 digital cross connect system, plus demarcation testing, service providers are able to decrease maintenance costs and labor, while increasing service availability.

      ACCESS NAVIGATOR/GR-303 + DATA HOST -RELEASED: JANUARY 1999

      The Access Navigator/GR-303 offers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS voice services, the Access Navigator/GR-303 grooms fractional T1 data connections, including Internet traffic, from customer locations. Fractional voice and data services from multiple customers and applications are concentrated by the Access Navigator to save recurring transmission costs, and capital costs on switch or router ports.

      NAVIGATOR PILOT: - RELEASED: JANUARY 2000

      A new addition to the Access Navigator family, the Navigator Pilot, provides a Graphical User Interface that eases the configuration of system parameters and cross connection mappings. The Navigator Pilot can be used in a standalone configuration or in conjunction with a customer's upper level Network Management System.

      CACTUS FAMILY OF PRODUCTS

      CACTUS is an innovative family of Broadband Digital Access devices designed to enable carriers to offer existing and new broadband services at a low-cost per network and service port. The CACTUS family will use TDM, asynchronous transfer mode and Internet Protocol technologies and span a wide-range of platforms scaling from single T1 or digital subscriber line-fed devices to broadband.

      CACTUS.LITE-RELEASED DECEMBER 1999

      CACTUS.lite builds on Access Bank concepts, doubling voice circuit density, and is designed to add digital subscriber line transport, ISDN BRI, LAN/WAN router, OCU DataPort, Subrate Data Multiplexer DCE interfaces, and expandable V.35 port capacity. Data and voice traffic can be groomed directly across 16 T1/E1s (up to 512 DS0s) with the integrated 1/0 digital cross connect at a fraction of the cost and size of previous solutions.

      A unique feature of CACTUS.lite is its ability to support TDM, designed with a migration path for asynchronous transfer mode, or inverse multiplexing over asynchronous transfer mode network connections. Selection of a network connection technology is simply a matter of choosing the appropriate controller card and software options. No changes to the chassis or service cards are required. Bandwidth can grow seamlessly as end-user customer service needs increase. The product architecture is designed for scalability for communications service providers, allowing them to deliver additional services to end users and grow their access solution set as their business grows, without costly replacement of customer located equipment.

CUSTOMERS

      To date, a large portion of our sales are made through third-party distributors to communications service providers, such as competitive local exchange carriers, Internet service providers, independent operating carriers, independent local exchange carriers, utilities and wireless service providers who provide enhanced voice and high-speed data and Internet services to end user businesses. In addition, we are selling a significant portion of our products through direct sales. Listed below are our third-party distributors and a partial list of communications service providers who we believe have purchased our products based on information from our distributors and direct product sales. We believe that all of these service provider customers are currently using our products and are representative of our overall Customer base.

-------------------------------------------------------------------------------------------------------------------------------
                                                          DISTRIBUTORS
-------------------------------------------------------------------------------------------------------------------------------
ADC Telecommunications, Inc. (OEM)                             Power & Telephone Supply Co.
Advantage Telcom                                               Solunet, Inc.
ALLTEL Supply, Inc.                                            Somera Communications, Inc.
C&L Communications                                             Sprint North Supply
Graybar Electric Company, Inc.                                 Telsource Corporation
Phillips Communications and Equipment Co.                      Walker & Associates

--------------------------------------------------------------------------------------------------------------------------------
                                                   SERVICE PROVIDER CUSTOMERS
--------------------------------------------------------------------------------------------------------------------------------
ACC Long Distance Corporation               Electric Lightwave, Inc.                  PSI Net, Inc.
Adelphia Communications Corporation         Facilicom International, Inc.             QWEST Communications International, Inc.
Airtouch Cellular                           Florida Digital Network                   RCN Corporation
Allegiance Telecom, Inc.                    Frontier Communications, Inc.             Rochester Telephone
Alltel Affiliates                           Gabriel Communications, Inc.              Southwestern Bell
AT&T Corp.                                  Graybar Electric Company, Inc.            Sprint Corporation
Avista Communications                       GTE Services Corporation                  TDS Metrocom
Broadview Networks Holdings, Inc.           Harris Corporation                        Tech Data Corporation
Bell Atlantic Corporation                   ICG Communications                        Teligent, Inc.
BellSouth Corporation                       Integra Telecom                           Tharaldson Communications, Inc.
Birch Telecom, Inc.                         Intermedia Communications, Inc.           Thrifty Call, Inc.
CenturyTel, Inc.                            Logix Communications Enterprises, Inc.    Transaction Network Services, Inc.
Choice One Communications                   MCI Worldcom, Inc.                        US LEC Corp
Conectiv Communications                     MGC Communications, Inc.                  US Unwired LLC
Covad Communications Co.                    Nextlink Communications, Inc.             US WEST, Inc.
Cox Communications, Inc.                    Optel Communications Corporation          Vitts Networks
Dynetrix Corporation                        Pacific Bell Network Integration          Winstar Wireless, Inc.
e.spire Communications, Inc.                Project Interface Connections, Inc.       Ziplink, Inc.
East Ascension Telephone Company            Pontio Communications Company, Inc.
--------------------------------------------------------------------------------------------------------------------------------

      Our customer base is distributed over 800 end users, however sales are concentrated among a small number of distributors that have historically accounted for a majority of our net revenue. For year ended December 31, 1999, Walker & Associates and ADC Telecommunications accounted for 27% and 14%, respectively, of net revenue. In 1998, Walker & Associates, Phillips Communications and Equipment and Telsource Corporation accounted for 40%, 17% and 15%, respectively, of net revenue. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of service provider customers who are primarily competitive local service providers. We believe that in 1998, thirty-five (35) service provider customers were the end users representing approximately 83% of our net revenue and that in 1999, seventy-five (75) service provider customers were the end users representing approximately 85% of our net revenue.

SALES, MARKETING AND CUSTOMER SUPPORT

      Sales. We currently employ a leveraged sales model consisting of a direct sales force and a regional sales engineering support group, which works with strategic accounts and with our 12 third-party distributors to identify potential customers and provide pre- and post-sales support to our service provider customers and other end users. Sales from third-party distributors accounted for the majority of our revenues for the years ended December 31, 1998 and December 31, 1999.

      Third-Party Distributors. Our distributors are responsible for fulfilling product orders and warehousing product as well as identifying potential customers. We establish relationships with distributors through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the distributors, do not prevent the distributors from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of our products, although the contracts may be terminated at our discretion if specified sales targets and end user satisfaction goals are not attained. We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the financial condition of certain of our distributors however, we are aware that some of our distributors have limited financial and other resources which could impair their ability to pay us. Although the financial instability of these certain distributors has not limited any distributor's ability to pay us for our products to date, we cannot assure you that any bad debt we incur will not exceed our bad debt reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition or results of operations. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced, and may in the future reduce, planned purchases of our products due to overstocking. Moreover, distributors who have overstocked our products have in the past reduced, and may in the future reduce, their inventories of our products by selling such products at significantly reduced prices. Any such reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future could reduce the demand for our products, create conflicts with other distributors or harm our business. In addition, three times a year, some of our distributors are allowed to return a maximum of fifteen percent of our unsold products held in stock by such distributor, which were purchased within the four month period prior to such return date, for an equal dollar amount of new equipment.

      While to date these returns have not had a material impact on our results of operations, these returns through stock rotation could harm our future operations. We believe we have made adequate allowances to provide for these returns. We are generally required to give our distributors a 60-day notice of price increases or decreases. In addition, we grant certain of our distributors "most favored customer" terms, pursuant to which we have agreed to not knowingly grant another distributor the right to resell our products on terms more favorable than those granted to the existing distributor, without offering equally favorable terms to the existing distributor. These price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products. Although, we believe that price protection will not harm our business we cannot assure you that price protection will not harm our business in the future.

      Direct Sales. Currently, a significant portion of the sales of our products are being made through direct sales efforts. As a result, our continued success depends on building and maintaining good relations with our direct customers. We have limited knowledge of the financial condition of certain of our direct customers; however, we are aware that some of our direct customers have limited financial and other resources which could impair their ability to pay us, although the financial instability of these direct customers has not limited any direct customer's ability to pay us for our products to date. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition or results of operations. Any reduction in planned purchases by direct customers in the future could harm our business. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could harm our business, financial condition or results of operations. Currently, our direct customers do not have any obligation to purchase additional products. Accordingly, we cannot assure you that present or future direct customers will not terminate their purchasing arrangements with us, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could harm our business.

      Sales Engineering Support. Our sales engineering support group is responsible for product configuration, evaluation, installation and telephone sales support activities. Our sales support and sales engineering strategy focuses on assisting service providers and end users in rapidly integrating our products into their networks. The sales engineering support group identifies service provider and end user leads and, based on initial presentations, provides evaluation units for trial in communication service provider and end user networks. After successful trial and approval, the service provider or end user is provided with product installation and maintenance training. The sale of our products averages between four and twelve months in the case of certain service providers (including competitive local exchange carriers and service providers), but can take significantly longer in the case of independent local exchange carriers and certain distributors and other end users. Initially, our sales engineering support group is involved in educating service providers and end users on the functionality and benefits that may be derived from using our products. Subsequently, members of both our sales engineering and research and development organizations are involved in providing the service provider or end user with the required training and technical support to integrate our products into a new application or service.

      Marketing. Our marketing organization develops strategies for product families and, along with the sales force, develops key account strategies and defines product and service functions and features. Marketing is responsible for sales support, request for information, request for quotes and request for proposals, in-depth product presentations, interfacing with operations, setting price levels to achieve targeted margins, developing new services/business opportunities and writing proposals in response to customer requests for information or quotations. We engage in a number of marketing activities that include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, public relations activities with trade and business press, publication of technical articles and the distribution of sales literature, technical specifications and documentation, in order to create awareness, market demand and sales opportunities for our products.

      Customer Service and Support. Based on customer support calls, we believe that ongoing customer support is critical to maintaining and enhancing relationships with service providers, end users and distributors. The service provider and end user support group has five functions: new product development, that provides for product ideas and enhancements based on customer requirements through the pre- and post-sales support effort; inbound technical support, that focuses on pre- and post-sales calls made to us from our customers; outbound application support and response to request for proposals and request for quotations; training, including installation and application development training for customers, sales engineers and employees; and reporting and analysis based on the automated trouble ticket and returned material systems.

COMPETITION

      There is intense competition in the telecommunications equipment market with a large number of suppliers providing a variety of products to diverse market segments. We believe that the principal competitive factors in our markets include: performance and reliability; flexibility, scalability and ease-of-use; breadth of features and benefits; end-to-end management systems, and a lower initial and lifetime cost. We believe our product solutions compete favorably with respect to each of these factors.

      Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank, InLoop and CACTUS.lite product family include Adtran, Inc. ("Adtran"), Advanced Fibre Communications, Inc. ("AFC"), Cisco Systems, Inc. ("Cisco"), General DataCom Industries, Inc. ("General DataCom"), Lucent Technologies, Inc. ("Lucent"), NEC USA, Inc. ("NEC"), Newbridge Networks Corporation ("Newbridge"), Northern Telecom Limited ("Nortel"), PairGain Technologies, Inc. ("Pairgain"), Paradyne Corporation ("Paradyne"), and other small private companies. Our principal competitors for our Wide Bank product family include Adtran, Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), NEC, Nortel, and other small private companies. Our principal competitors for our Access Navigator product family include Advanced Fibre Communications, Inc. ("AFC"), Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), Cisco Systems, Lucent Technologies, Inc. ("Lucent"), Newbridge Networks Corporation ("Newbridge"), Northern Telecom Limited ("Nortel"), Telect, Inc. ("Telect"), Tellabs, Inc. ("Tellabs") and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, many start-up companies have recently begun to manufacture products similar to those offered by us. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and there can be no assurance that additional distributors will not begin to develop or market products in competition with us.

      Many of our current and potential competitors are substantially larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, these competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. These competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. Many communications companies have large internal development organizations that develop software solutions and provide services similar to our products and services. These communications companies also make a regular practice of acquiring smaller technology companies to gain entrance into our markets, further accelerating their product development efforts. Some of our competitors currently offer more lucrative financing alternatives to their customers than we provide at this time. Although we are currently offering third party financing alternatives to our service provider customers, there can be no assurance that we will be able to secure financing for all of our service provider customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products and services, which could result in continued intense price competition or could make our products and services or technologies obsolete or noncompetitive. To be competitive, we will be required to continue investing significant resources in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business.

MANUFACTURING

      Our manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. We currently use several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. We have developed a manufacturing process that enables us to configure our products to be adapted to different customer hardware and software applications at the final assembly stage. This flexibility is designed to reduce both our manufacturing cycle time and our need to maintain a large inventory of finished goods. We believe that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design.

      We spend significant engineering resources producing customized software and hardware to assure consistently high product quality. We test every product both during and after the assembly process using internally developed automated product assurance testing procedures. These procedures consist of automated board and automated system testing as well as environmental testing. Through December 31, 1999, we had experienced a return rate for defective products of less than one percent. Although we generally use standard parts and components for our products, many key components are purchased from sole or single source vendors for that alternative sources are not currently available. We cannot assure you that we will not experience supply problems in the future from any of our manufacturers or vendors. Any such difficulties could harm our business.

RESEARCH AND PRODUCT DEVELOPMENT

      We focus our development efforts on providing enhanced functionality to our existing products, including total network solutions and performance and the development of additional software-based features and functionality. Extensive product development input is obtained from customers and our monitoring of end user needs and changes in the marketplace. Our current product development focus has been on developing digital broadband access solutions and completing new products such as the recently introduced CACTUS.lite and Access Navigator product families. We believe that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue to make, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $2.8 million, $5.6 million and $13.6 million in 1997, 1998 and 1999, respectively. We perform our research and product development activities at our principal offices in Boulder, Colorado and we recently added an additional research and product development center in Tulsa, Oklahoma. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

PATENTS, LICENSES AND PROPRIETARY INFORMATION

      We rely upon a combination of patent, copyright and trademark and trade secret laws as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We have also entered into confidentiality agreements with our employees and consultants and we enter into non-disclosure agreements with our suppliers and distributors so as to limit access to and disclosure of our proprietary information. We cannot assure you that such measures will be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely.

      As of March 1, 2000, we had been issued a total of six U.S. patents and we had a total of nine U.S. patent applications pending. The issued patents cover various aspects of: voice and data circuits; switching technologies and redundancy. The U.S. patents begin to expire commencing in the year 2015. We also have eight U.S. trademark applications pending, five international trademark applications pending, and four trademarks registered. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Although we have not received communications from third parties asserting that our products infringe or may infringe proprietary rights of third parties, we have no assurance that any future claims, if determined adversely to us, would not have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

      At March 31, 2000, we employed 349 full-time employees in twenty states. Additionally, we employ a number of engineering and other employees on a part-time basis. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good. The loss of any of our key management or technical personnel could harm us.

      Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. In an effort to attract and retain such employees, we continue to offer employee benefit programs that we believe are at least equivalent to those offered by our competitors. Despite these programs, we along with most of our competitors, have experienced difficulties at times in hiring and retaining certain skilled personnel. In critical areas, we have utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. We have never experienced a work stoppage, none of our domestic employees are represented by a labor organization, and we believe our employee relations to be good.

      There are no family relationships between any of our executive officers, other than that between Mr. Koenig and Ms. Pierce.

                                  RISK FACTORS

      Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-K Report, including our consolidated financial statements and related notes.

WE HAVE A LIMITED OPERATING HISTORY.

      We have a limited operating history. We did not begin commercial deployment of our broadband digital access equipment until the summer of 1995. Prior to 1997, we recorded only nominal product revenue, and we have been profitable on an annual basis for only three years. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks, in addition to those risks disclosed elsewhere in this "Risk Factors" section, include:

      o     significant fluctuations in quarterly operating results;

      o     the intensely competitive market for communications equipment;

      o the expenses and challenges encountered in expanding our sales, marketing and research and development infrastructure;

      o the risks related to our timely introduction of new packet based products and product enhancements; and

      o the risks associated with increased business development and expansion of our operations.

      Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

      Although our revenues have grown significantly in recent quarters, these growth rates may not be sustainable, as is evidenced by our Access Bank revenue, and you should not use these past results to predict future revenue or operating results. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

      o the size of the orders for our products, and the timing of such orders;

      o the commercial success of our products, and our ability to ship enough products to meet customer demand;

      o changes in the financial stability of our distributors, customers or suppliers;

      o changes in our pricing policies or the pricing policies of our competitors;

      o     fluctuations in ordering due to increased direct sales to customers;
            o potential bad debt due to increased direct sales;

      o inability to obtain third party financing for our service provider customers;

      o     seasonal fluctuations in the placement of orders;

      o     changes in our distribution channels;

      o potential delays or deferrals in our product implementation at customer sites;

      o technical problems in customizing or integrating our products with end users' systems, and potential product failures or errors;

      o     certain government regulations; and

      o general economic conditions as well as those specific to the communications equipment industry.

      A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases as we anticipate. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the past, we have occasionally experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would harm our operating income for a quarter or series of quarters, especially since operating expenses in a quarter are relatively fixed, and these fluctuations could affect the market price of our common stock.

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

WE DEPEND ON EMERGING SERVICE PROVIDERS FOR SUBSTANTIALLY ALL OF OUR BUSINESS.

      Up until now, our customers have consisted primarily of competitive local exchange carriers and, to a lesser extent, long distance service providers, Internet service providers, independent operating carriers and wireless service providers. The market for the services provided by the majority of these service providers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many new and existing service providers are continuing to build their networks and infrastructure and rolling out their services in new geographical areas. These new service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services.

The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. This financing may not be available to many of these emerging service providers on favorable terms, if at all. If our current or potential emerging service provider customers cannot successfully raise the needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these service providers' capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

      In addition, many of the industries in which the service providers operate have recently experienced consolidation. In particular, many telecommunication service providers have recently acquired, been acquired or merged with Internet service providers or other service providers. The loss of one or more of our service provider customers, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

OUR CUSTOMERS ARE SUBJECT TO HEAVY GOVERNMENT REGULATION IN THE
      TELECOMMUNICATIONS INDUSTRY, AND REGULATORY UNCERTAINTY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Competitive local exchange carriers are allowed to compete with independent local exchange carriers in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on independent local exchange carriers to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by independent local exchange carriers or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

      We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and we cannot assure you that Congress will not propose changes to the Act. This litigation and potential regulatory changes may delay further implementation of the 1996 Act, which could hurt demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Further, we may decide to modify our products to meet these anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

OUR MARKETS ARE HIGHLY COMPETITIVE AND HAVE MANY MORE ESTABLISHED COMPETITORS.

      The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank product family include Adtran, General Datacom, Lucent, Newbridge, Nortel, Pairgain, Paradyne and other small private companies. Our principal competitors for our Wide Bank product family include Adtran, Alcatel, Fujitsu, NEC other small private companies. Our principal competitors for our Access Navigator product family include AFC, Alcatel, Cisco, DSC, Lucent, Nortel, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

      Many of our current and potential competitors are substantially larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion and sale of their products. Such competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. Many telecommunications companies have large internal development organizations that develop software solutions and provide services similar to our products and services. We expect our competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or noncompetitive.

      To be competitive, we will have to continue to invest significant resources in research and development and sales and marketing. We cannot assure you that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would harm our business.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR DISTRIBUTION CHANNELS.

      To date, a large portion of the sales of our products has been made through distributors. Our distributors are responsible for warehousing product and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

      o In 1998, Walker, Phillips and Telsource accounted for 40%, 17% and 15% of net revenue, respectively.

      o In 1999, Walker and ADC accounted for 27% and 14% of net revenue, respectively.

      We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business would likely be harmed.

      We have limited knowledge of the financial condition of certain of our distributors, however, we are aware that some of our distributors have limited financial and other resources which could impair their ability to pay us, although the financial instability of these certain distributors has not limited any distributor's ability to pay us for our products to date. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition or results of operations.

      We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future, could reduce the demand for our products, create conflicts with other distributors or otherwise harm our business. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns. We believe it has made adequate allowances for these returns to date.

      We are generally required to give our distributors a 60-day notice of price increases. Orders entered by distributors within the 60-day period are filled at the lower product price. In the event of a price decrease, we are sometimes required to credit distributors the difference in price for any stock they have in their inventory. In addition, we grant certain of our distributors "most favored customer" terms, pursuant to which we have agreed to, not knowingly, grant another distributor the right to resell our products on terms more favorable than those granted to the existing distributor, without offering the more favorable terms to the existing distributor. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on distributor inventories, our business, financial condition or results of operations.

      In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of service provider customers who are primarily competitive local exchange carriers. None of these service provider customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future customers will not terminate their purchasing arrangements with either us or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could harm our business.

WE ARE SUBSTANTIALLY DEPENDANT ON OUR DIRECT SALES AND DIRECT CUSTOMERS.

      Currently, a significant portion of the sales of our products are being made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

      We have limited knowledge of the financial condition of certain of our direct customers, however, we are aware that some of our direct customers have limited financial and other resources which could impair their ability to pay us, although the financial instability of these direct customers has not limited any direct customer's ability to pay us for our products to date. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition or results of operations.

      Any reduction in planned purchases by direct customers in the future could harm our business. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, harm our business.

      Currently, our direct customers do not have any obligation to purchase additional products. Accordingly, we cannot assure you that present or future direct customers will not terminate their purchasing arrangements with us, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could harm our business.

OUR GROWTH IS DEPENDENT UPON SUCCESSFULLY MAINTAINING AND EXPANDING OUR
      DISTRIBUTION CHANNELS AND DIRECT SALES.

      Our future net revenue growth will depend in large part on the following factors:

      o our success in maintaining our current distributor and direct relationships; and

      o diversifying our distribution channels by selling to new distributors and to new direct customers.

MAINTAINING AND EXPANDING OUR CURRENT SERVICE PROVIDER CUSTOMER BASE

      Most of our existing distributors currently distribute and use the product lines of our competitors. Some of our existing distributors may in the future distribute or use other competitive product lines. We cannot assure you that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend, or continue to use, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SOLE AND SINGLE SOURCE
      SUPPLIERS.

      Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors that alternative sources are not currently available. We currently purchase over 25 key components from vendors that there is currently no substitute, and we purchase over 150 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

OUR ABILITY TO MEET CUSTOMER DEMAND DEPENDS ON THE AVAILABILITY OF OUR
      COMPONENTS.

      Our distributors and direct customers frequently require rapid delivery after placing an order. Because we do not maintain significant component inventories, delays in shipment by one of our suppliers have lead to lost sales and sales opportunities. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If distributor orders vary significantly from forecasts, we may not have enough inventory of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could harm our business.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS COULD RESULT IN PRODUCT DELIVERY
      DELAYS.

      We currently use several independent manufacturers to provide certain components, printed circuit boards, chassis and subassemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be unable in the future to continue to provide manufacturing services or components to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of nine months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available. Any significant interruption in our supply of these components would result in delays or in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would harm our business.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS,
      AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

      Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, Chief Financial Officer and our key management, sales, engineering, customer support and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger Koenig, President and Chief Executive Officer, who co-founded us, could harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

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

      Recruiting qualified personnel is an intensely competitive and time-consuming process. We cannot assure you that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will harm our ability to satisfy customer demand in a timely fashion or to satisfactorily support our customers and operations. We cannot assure you that we will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business could be harmed.

OUR GROWTH IS DEPENDENT ON OUR INTRODUCTION OF NEW PRODUCTS AND ENHANCEMENTS
      TO EXISTING PRODUCTS, AND ANY DELAY IN CUSTOMERS' TRANSITION TO OUR NEW PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by us or our competitors have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

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

      We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. To offset declining selling prices, we believe that we must successfully reduce the costs of production of our existing products and introduce and sell new products and product enhancements on a timely basis at a lower cost or sell products and product enhancements that incorporate features that enable them to be sold at higher average selling prices. We may not be able to achieve the desired cost savings. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or we are unable to introduce enhanced products with higher selling prices, our gross margins will decline, and such decline would harm our business.

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS THAT MAY SUBJECT US TO PRODUCT
      RETURNS AND PRODUCT LIABILITY CLAIMS.

      Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite our extensive testing, errors, defects or failures are possible in our current or future products or enhancements. If such defects occur after commencement of commercial shipments, the following may happen:

      o     delay in or loss of market acceptance and sales;

      o     product returns;

      o diversion of development resources resulting in new product development delay;

      o     injury to our reputation; or

      o     increased service and warranty costs.

      Any of these results could have a material adverse effect on our business. Significant delays in meeting deadlines for announced product introductions or enhancements or performance problems with such products could result in an undermining of customer confidence in our products, which would harm our customer relationships as well.

      Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future. A successful product liability claim brought against us could harm our business. Our agreements with our distributors and direct customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective or adequate under the laws of certain jurisdictions.

A LONGER THAN EXPECTED SALES CYCLE MAY AFFECT OUR REVENUES AND OPERATING
      RESULTS.

      The sale of our broadband digital access products averages approximately four to nine months in the case of service providers, but can take significantly longer in the case of incumbent local exchange carriers and other end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a service provider's budgetary constraints, (2) distributor or service provider internal acceptance reviews, (3) the success and continued internal support of service provider's own development efforts, and
(4) the possibility of cancellation or delay of projects by distributors or service providers. In addition, as service providers have matured and grown larger, their purchase process may become more institutionalized, and it will become increasingly difficult, and requires more of our time and effort, to gain the initial acceptance and final adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our service provider's products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

      The communications marketplace is characterized by (1) rapidly changing technology, (2) evolving industry standards, (3) changes in end user requirements and (4) frequent new product introductions and enhancements that may render our existing products obsolete. We expect that new packet based technologies will emerge as competition in the communications industry increases and the need for higher volume and more cost efficient transmission equipment expands. Industry standards for MDA equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the business market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of our existing or future products could be significantly diminished. As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could harm sales of our current products or delay introduction of our future products.

FAILURE TO MEET FUTURE CAPITAL NEEDS MAY ADVERSELY AFFECT OUR BUSINESS.

      We require substantial working capital to fund our business. As of December 31, 1999, we had approximately $65.3 million in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

CONTINUED EXPANSION OF THE MARKET FOR COMMUNICATIONS SERVICES IS NECESSARY FOR
      OUR FUTURE GROWTH.

      Our success will also depend on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY
      AFFECT US.

      We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 1 2000, we have been issued a total of six U.S. patents, we have nine additional patent that are pending issuance, of which one is allowable. We also have four U.S. registered trademarks, eight U.S. trademark application pending and five international trademark applications pending. We have also entered into confidentiality agreements with all of our employees and consultants and entered into non-disclosure agreements with our suppliers, customers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Further, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our business.

      The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have no assurance that any future claims, if determined adversely to us, would not harm our business. In our distribution agreements, we agree to indemnify distributors and service provider customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third-parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from the distributor.

      In the event litigation is required to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel or cause product shipment delays. In the event of an adverse ruling in any litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. In the event of a claim or litigation against or by us or our failure to develop or license a substitute technology on commercially reasonable terms, our business could be harmed.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE.

      The market price of our common stock has been and is likely to continue to be subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or recommendations by securities analysts, regulatory developments and other events or factors. In addition, the stock market in general and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may harm the market price of our common stock.

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

      Our members of the Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 59.2% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Chief Financial Officer, respectively, are married and together beneficially own approximately 57.0 % of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.       PROPERTIES

      Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 60,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease expiring December 31, 2009. As of December 31, 1999, the annual base rent for this facility was approximately $476,112. We also have a research and development facility consisting of approximately 12,000 square feet of office space in Tulsa, Oklahoma.

      Our principal manufacturing facility consists of approximately 39,000 square feet of space in Boulder, Colorado. We occupy these premises under a lease expiring November 13, 2005. As of December 31, 1999, the annual base rent for this facility was approximately $310,512.

      In addition to our principal office space in Boulder, Colorado, we lease approximately 9,550 square feet of additional office space in Boulder, which is currently subleased. We also lease facilities and offices in Tulsa, OK and Greensboro, NC, Miami, FL and Leawood, KS for our field sales and support organization. We believe that our current facilities and planned expansions are adequate to meet our needs through the next 12 months. See "Business-Risk Factors" "Our Quarterly Results Fluctuate Significantly and We May Not be Able to Maintain Our Existing Growth Rates" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" --"Liquidity and Capital Resources."

ITEM 3.       LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all our executive officers as of March 1, 2000 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of the Stockholders. There are no family relationships among these officers, other than between Mr. Koenig and Ms. Pierce, who are married, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

         Name            Age                  Position
----------------------  -----  -------------------------------------------------
Roger L. Koenig.......    44    President and Chief Executive Officer
Nancy Pierce..........    42    Chief Financial Officer, Treasurer and Secretary
Barry Kantner.........    39    Vice President, Marketing
Tim Anderson..........    40    Vice President, Finance and Administration

-------------

      Roger L. Koenig. Mr. Koenig has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since our inception in September 1992. Prior to co-founding the Company, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, an equipment systems integration and consulting firm. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.

      Nancy Pierce. Ms. Pierce has served as our Vice President-Finance and Administration, Chief Financial Officer, Treasurer, Secretary and Director since our inception in September 1992. Prior to co-founding the Company, Ms. Pierce served as the Controller of Koenig Communications, an equipment systems integration and consulting firm. Prior to joining Koenig Communications, Ms. Pierce was a systems analyst at IBM Corporation and an internal auditor at ROLM Corporation. Ms. Pierce received a B.S. from Colorado State University and an M.B.A. from California State University, Chico.

      Barry Kantner. Mr. Kantner joined us in September 1999, as Vice President, Marketing. Prior to joining us, Mr. Kantner served as the Director Marketing and Engineering for the Access Products Division of ADC Telecommunications from August 1998 to September 1999; Director of Marketing for the Access Products Division of ADC Telecommunications from November 1997 to August 1998, Program Market Manager for the Access Products Division of ADC Telecommunications from November 1996 to November 1997; Group Market Manager of High Performance Networks for Digital Equipment Corporation from July 1996 to November 1996; and previous to July 1996 was the Director of System and Channel Marketing for Ascom Nexion.

      Tim Anderson. Mr. Anderson joined us in February, 1996 as the corporate controller and became the Vice President, Finance in July, 1999. Prior to joining us, Mr. Anderson served as the controller of RIK Medical LLC from September, 1994 to February, 1996.

                                    PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

      (a) Market Price of and Dividends on the Registrant's Common Equity.

      We made our initial public offering on July 30, 1998 at a price of $12.00 per share. Our common stock is listed on the Nasdaq National Market under the symbol "CACS." The table below sets forth the high and the low closing sales prices per share as reported on the Nasdaq National Market for the periods indicated.

      YEAR ENDED DECEMBER 31, 1999                             HIGH       LOW
      ----------------------------                             ----       ---
         First quarter ended March 31, 1999................   $80.375   $31.375
         Second quarter ended June 30, 1999................   $76.750   $29.250
         Third quarter ended September 30, 1999............   $57.125   $30.000
         Fourth quarter ended December 31, 1999............   $71.500   $41.250

      On March 1, 2000, the last reported sale price of the Registrant's common stock was $55.75 per share. As of March 1, 2000, there were approximately 2,000 record holders of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders. We have never declared cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      (b) Recent Sales of Securities

      In reliance on Rule 701 promulgated under the Securities Act of 1933, during the year ended December 31, 1999, we issued an aggregate of 9,237 shares of common stock pursuant to the exercise of stock option grants under our 1995 Stock Option Plan.

ITEM 6.       SELECTED FINANCIAL DATA

      The selected financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements. The information set forth below should be read in connection with our audited consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" included elsewhere in this Annual Report.

FINANCIAL HIGHLIGHTS

                                                        As of or for the Years Ended
                                                                 December 31
                                           -----------------------------------------------------
                                                   (in thousands, except per share data)
                                             1995       1996        1997       1998       1999
                                           --------   --------    --------   --------   --------
    Revenue, net .......................   $  2,058   $  5,809    $ 18,719   $ 48,133   $108,815
    Gross profit .......................        771      2,525       9,250     25,066   $ 63,316
    Operating income (loss) ............        135       (100)      2,346      9,437   $ 33,106
    Net income (loss) (1) ..............   $    181   $    (76)   $  1,735   $  6,949   $ 23,565
    Net income (loss) available
        to common stockholders .........   $    181   $   (361)   $    614   $  5,363   $ 23,565
    Income (loss) per share:
        Basic ..........................   $   0.01   $  (0.03)   $   0.04   $   0.29   $   0.98

        Diluted ........................   $   0.01   $  (0.03)   $   0.04   $   0.28   $   0.93

    Working capital ....................   $    121   $  2,941    $ 16,615   $ 60,571   $ 90,153
    Total assets .......................   $  1,045   $  4,822    $ 21,680   $ 72,313   $108,345
    Redeemable preferred stock .........   $     --   $  3,722    $ 17,358   $     --   $     --
    Stockholders' equity ...............   $    222       (158)        560     63,358   $ 97,234

     (1) We were a Subchapter S Corporation for income tax purposes prior to January 1, 1996 and accordingly, taxable income was reported in the individual returns of the stockholders. Pro forma net income, calculated as if we had been a taxable entity during 1995 would have been $113,000.

     (2) No cash dividends were paid for any of the years presented. We paid distributions to shareholders while a Subchapter S Corporation totaling $25,000 and $48,000 in 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

      This Management's Discussion and Analysis contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of these words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under
Item 1 - "Business-Risk Factors." Particular attention should be paid to the cautionary language in Item 1 - "Business-Risk Factors" under the headings "Our Quarterly Results Fluctuate Significantly, and We May Not Be Able to Maintain Our Existing Growth Rates," "We Depend on Emerging Telecommunications Service Providers for Substantially All of Our Business," "Our Markets are Highly Competitive and Have Many More Established Competitors," "We are Substantially Dependent on Our Distribution Channels," and "Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays". Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      We are a leading provider of broadband digital access equipment solutions to communications service providers, including competitive local exchange carriers , incumbent local exchange carriers, independent operating companies, Internet service providers, interexchange carriers and wireless mobility service providers. Carrier Access products are used for the provisioning of enhanced voice and high-speed data and Internet services by service providers to businesses, government and enterprise end users. Carrier Access Corporation's Access Bank, Wide Bank, Access Navigator and CACTUS family products are connected to T1, high-bit-rate digital subscriber line, digital radio, T3 and optical access and transport networks.

     Our digital equipment provides a "last mile" solution for the distribution and management of high bandwidth services from carriers throughout the United States. Reaching large numbers of consumers using voice and high speed Internet access requires connectivity from service providers to end users. Installation of our central office communications and customer-located voice and data communications equipment enables this connectivity. Our products allow service providers to cost-effectively connect end users to their network products, decrease ongoing transmission equipment and maintenance expenses, while enabling new service delivery, such as integrated voice and high speed Internet access. Our products enable high bandwidth digital deployments targeted at end users requiring between four and 2800 telephone and data line equivalents of bandwidth. We believe that over 300 service providers and 500 other end users have purchased our products directly or through our distributors.

      We were incorporated in September 1992 as a successor company to Koenig Communications, an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the introduction of the Access Bank Product Family. In the fourth quarter of 1997, we began commercial deployment of our Wide Bank Product Family and in January of 1999, we began commercial deployment of our Access Navigator product family. In December 1999 we began deployment of the CACTUS family of products. Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets.

      Our net revenue is derived from the sales of broadband digital access equipment and accessories. We recognize revenue upon shipment of product from our factory to our distributors' warehouses and direct customers. See Note 1 of Notes to Consolidated Financial Statements. In 1997, our Access Bank product family and the Wide Bank product family accounted for approximately 68% and 27%, respectively, of our net revenue. In 1999, our Access Bank product family, Wide Bank product family and Access Navigator product family accounted for approximately 41%, 46% and 9%, respectively, of our net revenue.

      Most of the sales of our products have historically been through distributors. Our distributors are responsible for warehousing product and fulfilling product orders as well as identifying potential service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors. In 1997, Walker, ADC and Phillips accounted for 37%, 20% and 14% of net revenue, respectively. In 1998, Walker, Phillips and Telsource accounted for 43%, 15% and 13% of net revenue, respectively. In 1999, Walker and ADC accounted for 27% and 14% of net revenue, respectively. We expect that sales of our products will continue to be made to a small number of key distributors. Accordingly, the loss of, or reduction in sales to, any of our key distributors could have a material adverse effect on our business. See Note 8 of Notes to Consolidated Financial Statements.

      In addition, significant portions of the sales of our products are currently being made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

      We have limited knowledge of the financial condition of certain of our customers. However, we are aware that some of our customers have limited financial and other resources which could impair their ability to pay us, although the financial instability of these customers has not limited any customer's ability to pay us for our products to date. While we believe we have adequately provided for uncollectable accounts, we cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our customers will not harm our business, financial condition or results of operations.

      Any reduction in planned purchases by our customers in the future could harm our business. In addition, we grant certain of our customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another customer with similar terms and conditions or a better price than those provided to the existing customer, without offering the more favorable prices to the existing customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on our business, financial condition or results of operations.

      Currently, our customers do not have any obligation to purchase additional products. Accordingly, we cannot assure you that present or future direct customers will not terminate their purchasing arrangements with us, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business.

      In addition to being dependent on a small number of distributors and direct customers for a majority of our net revenue, we believe our products are distributed to a limited number of competitive service provider customers who are primarily competitive local exchange carriers. We believe that in 1998, thirty-five (35) service provider customers, indirectly, accounted for 83% of our net revenue and that in 1999, approximately seventy-five (75) service provider customers, indirectly, accounted for 85% of our net revenue. In particular, we believe that two of these service provider customers each accounted for more than 10% of our net revenue in 1999. None of these customers has any obligation to purchase additional products or services. Accordingly, there can be no assurance that present or future customers will not terminate their purchasing arrangements with us or our distributors or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business. We generally provide our distributors with limited stock rotation and price protection rights, and we have granted certain of our distributors "most favored customer" terms. There can be no assurance that these stock rotation rights, price protection rights or most favored customer provisions will not have a material adverse effect on our business, operating results or financial condition.

      We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts take effect and as competition intensifies, among other factors. In 1999, we reduced the price of our Access Bank products, and we expect to make further price reductions in 2000 with respect to certain Access Bank and Wide Bank products. In addition, discounts to distributors and direct customers vary among product lines and are based on volume shipments, both of which affect gross margins. We believe our gross margins are likely to fluctuate based on product and channel mix. Margins will also likely be reduced from time to time by new product introductions.

RESULTS OF OPERATIONS

                                                                   Year Ended December 31,
                                                               --------------------------------
    (In thousands, except percentages and per share amounts)     1997        1998        1999
                                                               --------    --------    --------
    Net revenue ............................................   $ 18,719    $ 48,133    $108,815
    Gross Margin as a percentage of revenue ................         49%         52%         58%
    Net income  available to common stockholders ...........        614       5,363      23,565
    Income per share (diluted) .............................   $   0.04    $   0.28    $   0.93

      For 1999, our net revenue increased to $108.8 million compared to $48.1 million and $18.7 million for the years ended December 31, 1998 and 1997 respectively. For 1999, our net income available to common stockholders increased to $23.6 million from $5.3 million and $614,000 for the years ended December 31, 1998 and 1997 respectively. These increases in net revenue and net income available to common stockholders were due to a significant increase in the sale of all products, including the Access Navigator product family, enhancements to existing products and increased acceptance of the Wide Bank product family. Our gross margin was 58%, 52%, and 49% for the years ended December 31, 1999, 1998, and 1997 respectively. Contributing to higher net income for 1999 was a substantial increase in revenue, gross margin and other income (primarily interest income), partially offset by increased operating expenses.

NET REVENUE AND COST OF GOODS SOLD

                                             Year Ended December 31,
                                          ------------------------------
    (Dollars in thousands)                  1997       1998       1999
                                          --------   --------   --------
    Net revenue .......................   $ 18,719   $ 48,133   $108,815
    Cost of goods sold ................      9,469     23,067     45,499

      Net revenue for 1999 was $108.8 million. This represented an increase of $60.7 million or 126% from the $48.1 million of net revenue in 1998. The increase was due to the introduction of new products, primarily the Access Navigator in January 1999, along with increases in the sale of existing products to distributors and other direct customers. Net revenue increased to $48.1 in 1998 from $18.7 million in 1997, representing an increase of $29.4 million or 157%. These increases were attributable to the increased sales of existing products and enhancements in the Access Bank and Wide Bank product families. We anticipate that sales for the Wide Bank and Access Navigator product families will increase at a greater rate than the Access Bank product family. The CACTUS product family was introduced in December 1999 and we believe trial and evaluations of this product will convert into customer sales in 2000. The timing and quantities of orders for our products may vary from quarter to quarter in the future. This is due to factors such as demand for the products and ordering patterns of distributors and other direct customers. We believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results; we anticipate that such fluctuations will occur.

      During 1999, the majority of sales of our products were made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increasing our sales to our direct customers. In 1999, Walker and ADC accounted for 27% and 14% respectively, of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors and other direct customers. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or key direct customers could have a material adverse effect on our business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers who are primarily competitive local exchange carriers. In 1999, we believe, based on information provided to us by our distributors, that two of these end user customers' purchases were in excess of 10% of our revenue.

      Costs of goods sold increased to $45.4 million for 1999 compared to $23.1 million for 1998 and $9.5 million in 1997. In each year, the increase was primarily attributable to increased product shipments, partially offset by cost reductions in existing product platforms.

                                             Year Ended December 31,
                                         -----------------------------
    (Dollars in thousands)                 1997       1998       1999
                                         -------    -------    -------
    Gross profit .....................   $ 9,250    $25,066    $63,316
    Gross margin .....................        49%        52%        58%

      Our gross profit for 1999 was $63.3 million. This represents an increase of $38.3 million or 153% from the 1998 gross profit of $25.1 million. Gross margin increased to 58% in 1999 from 52% in 1998. The increase in gross profit was driven primarily by increased product shipments and cost reductions and manufacturing efficiencies. The increase in gross margin percentage were principally due to material cost reductions for the existing product lines in addition to increases in manufacturing efficiencies generated by greater production volumes. Gross profit was approximately $25.1 million in 1998, an increase from $9.3 million in 1997. This 171% increase was caused by the increased shipments of our products partially offset by cost reductions. Gross margins for 1998 and 1997 were 52% and 49%, respectively. We believe that gross margins will decline if pricing declines occur in our product families at a greater rate than anticipated cost reductions. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. Our gross margins vary between product families. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will likely be reduced from time to time by new product introductions by us and our competitors.

RESEARCH AND DEVELOPMENT EXPENSES

                                                  Year Ended December 31,
                                             ---------------------------------
    (Dollars in thousands)                      1997        1998        1999
                                             ---------   ---------   ---------
    Research and development expenses ....   $   2,848   $   5,588   $  13,601
    As a percentage of net revenue .......        15.2%       11.6%       12.5%

      Research and development expenses increased to $13.6 million for 1999 from $5.6 million for 1998. This increase of $8.0 million or 143% was primarily due to an increase in the number of personnel engaged in the development of new products, specifically the InLoop-RT and the CACTUS programs, the addition of a research and development facility in Tulsa, Oklahoma and personnel added for enhancing our existing products. Research and development expenses increased from $2.8 million in 1997 to $5.6 million for 1998. This increase of $2.8 million or 100% was primarily attributable to an increase in the number of personnel engaged in the development of new products, primarily the Access Navigator as well as enhancements developed for the existing product families. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent. We expect the amount of research and development will increase in 2000, especially the first half of 2000, to fund the development of new products and enhancements for existing product platforms and the possible additional new research and development facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                    Year Ended December 31,
                                                                          --------------------------------------------
    (Dollars in thousands)                                                  1997              1998             1999
                                                                          ---------        ---------         ---------
    Sales and marketing expenses..................................        $   2,395        $   6,083         $  11,154
    General and administrative expenses...........................            1,578            3,270             4,637
                                                                          ---------        ---------         ---------
    Total selling, general and administrative expenses............            3,973            9,353            15,791
    As a percentage of net revenue................................            21.2%            19.4%             14.5%

      Selling, general and administrative expenses increased to $15.8 million in 1999. For 1998 we had selling, general and administrative expenses totaling $9.4 million. This represented an increase of $6.4 million or 69%. Marketing expense increases reflected increased hiring and marketing activity with respect to the introduction of the Access Navigator, InLoop-RT and CACTUS product families, customer support, advertising and trade shows. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries, bonuses and commissions.

      We have hired and intend to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns. We expect these expenses to increase in absolute dollars in the future. We also expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional costs related to the expansion of our business and incur increased costs in connection with the administration of multiple facilities.

STOCK-BASED COMPENSATION

      As discussed in Note 1 to the Consolidated Financial Statements, we account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since inception, we have generally granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by our Board of Directors and based on our other equity transactions. During 1997 and the six months ended June 30, 1998, we granted options to employees with exercise prices less than the fair value per share based upon our previous preferred stock offerings and the estimated price per share in the initial public offering. Accordingly, we have recorded deferred compensation expense totaling approximately $3.1 million. Such compensation expense will be recognized pro rata over the 48 month vesting period of the options. This deferred compensation expense totaled approximately $83,000, $688,000 and $818,000 for 1997, 1998 and 1999. Related compensation expense will total approximately $818,000 for each of the years ended December 31, 2000 and 2001. It is our intention to generally grant future stock options with exercise prices equal to the fair value of the underlying Common Stock on the date of grant and account for such grants in accordance with generally accepted accounting principles.

INTEREST AND OTHER INCOME

      Interest and other income increased to $2.3 million in 1999 from $1.2 million in 1998. This increase of $1.1 million was due to interest income earned on higher cash and cash equivalent balances. Interest and other income increased to $1.2 million in 1998 from $180,000 in 1997. The increase was primarily due interest earned on the proceeds of the 1998 initial public offering and cash reserves generated by operations.

      INCOME TAXES

      For 1999, our effective combined federal and state income tax rate was 33.5%, compared to 34.8% for 1998. In both 1999 and 1998 we realized a benefit from research and development tax credits and non-taxable interest income. We had a combined income tax rate in 1997 of 31.3 %. We expect our effective tax rate to remain in the 32% to 34% range in the future if tax laws and rates do not materially change. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations to date primarily through cash generated from operations, sales of common and preferred stock and periodic borrowings under our credit facilities.

                                                           as of December 31,
                                                         ----------------------
    (In thousands)                                          1998         1999
                                                         ---------    ---------
    Working capital...................................   $  60,571    $  90,153
    Cash, cash equivalents and securities.............      53,978       65,321
    Total assets......................................      72,313      108,345

                                                  Years Ended December 31,
                                             ---------------------------------
    (In thousands)                              1997        1998       1999
                                             ---------   ---------   ---------
    Net cash provided (used) by:
        Operating activities..............   $  (3,495)  $   9,553   $  14,176
        Investing activities..............      (3,617)    (22,063)    (22,387)
        Financing activities..............      12,287      37,607       2,470

      CASH FLOWS

      Net cash provided by operating activities for 1999 totaled approximately $14.2 million, while operating activities in 1998 generated approximately $9.6 million of net cash. Cash provided by operating activities in 1999 was mainly due to net income, the tax benefit relating to the exercise of stock options and an increase in accounts payable, partially offset by increases in accounts receivable, inventory and prepaid expenses. We anticipate that increased sales to direct customers could increase Days Sales Outstanding and therefore accounts receivable balances could increase in the future. Cash provided by operating activities in 1998 was mainly due to net income and increases in accrued liabilities, and was partially offset by increases in accounts receivable. Cash used by operating activities in 1997 was primarily due to increases in inventory and accounts receivable, partially offset by net income and increases in accounts payable.

      Our inventory levels increased to approximately $9.4 million at December 31, 1999 from approximately $5.1 million at December 31, 1998. The increase was due primarily to a decision to maintain higher inventory balances for finished goods in order to fulfill potential customer requirements.

       Cash used by investing activities was approximately $22.4 million for year ended December 31, 1999 and approximately $22.1 million for 1998. Cash used by investing activities in both years was primarily the result of purchasing U.S. Government Agency and corporate bonds with maturities greater than three months. Our capital expenditures for 1999 were $5.3 million for additions to facilities and equipment to support our research, development and manufacturing activities, compared to $1.8 million for 1998. We anticipate that we will need to expand our facilities in our current and other locations to accommodate hiring additional personnel throughout the year 2000 to support ongoing operations. Cash used by investing activities was approximately $3.6 million for 1997, related primarily to purchases of U.S. Government Agency and Corporate bonds with maturities greater than three months and capital expenditures for additions to facilities and equipment to support our research, development and manufacturing activities. We intend to continue to significantly increase our capital expenditures in 2000 and thereafter for additions to facilities and equipment to support our research, development and manufacturing activities.

      Cash provided by financing activities was approximately $2.5 million for 1999 and $37.6 million for 1998. Cash provided by financing activities in 1999 was primarily due to the exercise of stock options. Cash provided by financing activities in 1998 was primarily due to net proceeds from the issuance of Common Stock in our initial public offering. Net proceeds from the issuance of preferred stock resulted in the cash provided from financing activities in 1997.

      LIQUIDITY

      At December 31, 1999, our principal sources of liquidity included cash and marketable securities available for sale of approximately $65.3 million and an unsecured bank credit facility of $5.0 million, which bears interest either the prime rate or at the libor rate plus 200 basis points. This working capital line of credit is limited to a borrowing base determined by the balance of our eligible receivables and inventory. At December 31, 1999, there was $1.0 million outstanding under the working capital line. See Note 4 of Notes to Consolidated Financial Statements.

      At December 31, 1998, our working capital was approximately $60.6 million and had increased to $90.2 million at December 31, 1999. We have no significant capital spending or purchase commitments other than normal inventory purchase commitments under facilities leases. See Note 10 of Notes to Consolidated Financial Statements.

      We believe that our existing cash, investment balances, and our line of credit are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our investing activities may use cash. Should the need arise, we believe we would be able to borrow additional funds or otherwise raise additional capital; however, there can be no assurance that additional funds or capital will be available in adequate amounts and on terms reasonably acceptable to us. We may consider using our capital to make strategic investments or to acquire or license technology or products. We may also enter into strategic alliances with third parties that could provide access to additional capital. Any such activities could require us to obtain additional financing. See "Business-Risk Factors-Potential Need for Additional Capital; Risks Relating to Potential Acquisitions."

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of we due to adverse changes in financial and commodity market prices and rates. Historically, and as of December 31, 1999, we have had little or no exposure to market risk. Historically, and as of December 31, 1999, we have not used derivative instruments or engaged in hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                         Page(s)
                                                                         -------
CONSOLIDATED FINANCIAL STATEMENTS:
   Independent Auditors' Report.............................................. 29
 Consolidated Balance Sheets
   December 31, 1998 and December 31, 1999................................... 31
 Consolidated Statements of Operations
   Years ended December 31, 1997, 1998 and 1999.............................. 32
 Consolidated Statements of Stockholders' Equity (Deficit)
   Years ended December 31, 1997,  1998 and 1999............................. 33
 Consolidated Statements of Cash Flows
   Years ended December 31, 1997, 1998 and 1999.............................. 34
   Notes to Consolidated Financial Statements................................ 35

FINANCIAL STATEMENT SCHEDULE:

    Independent Auditor's Report............................................. 44

SCHEDULE II - - VALUATION AND QUALIFYING ACCOUNTS............................ 45

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CARRIER ACCESS CORPORATION:

      We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Carrier Access Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    KPMG LLP

Boulder, Colorado
January 21, 2000

                           CARRIER ACCESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               December 31,
                                                          --------------------
                                                             1998       1999
                                                          ---------  ---------
ASSETS
Current assets:
    Cash and cash equivalents                             $  31,201   $  25,460
    Marketable securities available for sale                 22,777      39,861
    Accounts receivable, net of allowances for doubtful
         accounts and returns of $643 and $1,099 in
         1998 and 1999, respectively                          8,493      22,454
Inventory, net (note 2)                                       5,053       9,444
Deferred income taxes (note 5)                                1,198       2,182
Prepaid expenses and other                                      804       1,863
                                                          ---------   ---------
Total current assets                                         69,526     101,264
                                                          ---------   ---------
Property and equipment, net of accumulated depreciation
    and amortization (note 3)                                 2,599       6,890
Deferred income taxes (note 5)                                  118          60
Other assets                                                     70         131
                                                          ---------   ---------
    Total assets                                          $  72,313   $ 108,345
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                      $   3,630   $   4,140
    Accrued compensation payable                              1,838       2,339
    Accrued warranty costs payable                              594         981
    Line-of-credit (note 4)                                      --       1,000
    Cooperative advertising                                     467         271
    Deferred rent concessions (note 10)                         274         412
    Income taxes payable                                      2,000       1,399
    Other liabilities                                           152         569
                                                          ---------   ---------
    Total current liabilities                                 8,955      11,111
                                                          ---------   ---------

Stockholders' equity (note 7):
Common stock $0.001 par value, 60,000,000 authorized
    and 23,630,355 and 24,179,111 shares issued and
    outstanding for December 31, 1998 and 1999,
    respectively                                                 28          29
Additional paid-in-capital                                   59,955      69,447
Deferred compensation                                        (2,377)     (1,559)
Retained earnings                                             5,752      29,317
                                                          ---------   ---------
    Total stockholders' equity                               63,358      97,234
                                                          ---------   ---------
Commitments (note 10)
Total liabilities and stockholders' equity                $  72,313   $ 108,345
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                   1997         1998        1999
                                                                ---------    ---------    ---------
Net revenue                                                     $  18,719    $  48,133    $ 108,815
Cost of sales                                                       9,469       23,067       45,499
                                                                ---------    ---------    ---------
    Gross profit                                                    9,250       25,066       63,316
                                                                ---------    ---------    ---------
Operating expenses:
    Sales and marketing                                             2,395        6,083       11,154
    Research and development                                        2,848        5,588       13,601
    General and administrative                                      1,578        3,270        4,637
         Amortization of deferred stock compensation (note 7)          83          688          818
                                                                ---------    ---------    ---------
    Total operating expenses                                        6,904       15,629       30,210
                                                                ---------    ---------    ---------
         Income from operations                                     2,346        9,437       33,106
Interest income                                                       174        1,213        2,354
Other income (expense), net                                             6           11          (24)
                                                                ---------    ---------    ---------
         Income before income taxes                                 2,526       10,661       35,436
Income tax expense (note 5)                                           791        3,712       11,871
                                                                ---------    ---------    ---------
   Net income                                                       1,735        6,949       23,565
Preferred stock dividend requirement (note 6)                      (1,121)      (1,586)          --
                                                                ---------    ---------    ---------
   Net income available to common stockholders                  $     614    $   5,363    $  23,565
                                                                =========    =========    =========
Income per share:
   Basic                                                        $    0.04    $    0.29    $    0.98
   Diluted                                                      $    0.04    $    0.28    $    0.93
Weighted average common shares outstanding:
   Basic                                                           14,132       18,253       23,939
   Diluted                                                         14,713       19,387       25,223

          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In Thousands)

                                                           Common Stock      Additional   Deferred                   Total
                                                       --------------------   Paid-in   Stock Option  Retained   Stockholders'
                                                        Shares      Amount    Capital   Compensation  Earnings  Equity (Deficit)
                                                       --------    --------   --------  ------------  --------  ----------------
       BALANCES AT JANUARY 1, 1997 .................     14,025    $     19    $    --    $     --    $   (177)   $   (158)
Exercise of stock options ..........................        275          --         69          --          --          69
Deferred stock compensation related to stock options
  issued at less than fair value (note 7) ..........         --          --      1,227      (1,227)         --          --
Amortization of deferred stock compensation ........         --          --         --          83          --          83
  (note 7)
Preferred stock dividend requirement (note 6) ......         --          --         --          --      (1,121)     (1,121)
Distribution to stockholders .......................         --          --         --          --         (48)        (48)
Net income .........................................         --          --         --          --       1,735       1,735
                                                       --------    --------   --------    --------    --------    --------
       BALANCES AT DECEMBER 31, 1997 ...............     14,300          19      1,296      (1,144)        389         560
Exercise of stock options ..........................        299          --         64          --          --          64
Deferred stock compensation related to stock options
  issued at less than fair value (note 7) ..........         --          --      1,921      (1,921)         --          --
Amortization of deferred stock compensation
  (note 7) .........................................         --          --         --         688          --         688
Preferred stock dividend requirement (note 6) ......         --          --         --          --      (1,586)     (1,586)
Issuance of common stock in initial public offering,
  net of offering costs (note 6) ...................      3,450           3     37,599          --          --      37,602
Conversion of preferred stock to common stock
  (note 6) .........................................      5,593           6     18,939          --          --      18,945
Purchase and retirement of common stock ............        (12)         --        (59)         --          --         (59)
Tax benefit from exercise of stock options (note 5)          --          --        195          --          --         195
Net income .........................................         --          --         --          --       6,949       6,949
                                                       --------    --------   --------    --------    --------    --------
       BALANCES AT DECEMBER 31, 1998 ...............     23,630          28     59,955      (2,377)      5,752      63,358
Exercise of stock options ..........................        549           1      1,469          --          --       1,470
Amortization of deferred stock compensation
  (note 7) .........................................         --          --         --         818          --         818
Tax benefit from exercise of stock options (note 5)          --          --      8,023          --          --       8,023
Net income .........................................         --          --         --          --      23,565      23,565
                                                       --------    --------   --------    --------    --------    --------
       BALANCES AT DECEMBER 31, 1999 ...............   $ 24,179    $     29   $ 69,447    $ (1,559)   $ 29,317    $ 97,234
                                                       ========    ========   ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            Year Ended December 31,
                                                                                       --------------------------------
                                                                                         1997        1998        1999
                                                                                       --------    --------    --------
Cash flows from operating activities:
    Net income .....................................................................   $  1,735    $  6,949    $ 23,565
    Adjustments to reconcile net income  to net cash
        provided (used) by operating activities:
    Depreciation and amortization expense ..........................................        421         470       1,012
    Provision for doubtful accounts and returns ....................................        382         246         456
    Provision for inventory obsolescence ...........................................         --         576          41
    Compensation expense related to stock options issued at less than fair value....         83         688         818
    Deferred income tax benefit ....................................................       (237)     (1,079)       (926)
    Tax benefit relating to exercise of stock options ..............................         --         195       8,023
    Changes in operating assets and liabilities:
      Accounts receivable ..........................................................     (4,000)     (4,093)    (14,417)
      Inventory ....................................................................     (4,573)      1,155      (4,432)
      Prepaid expenses and other ...................................................        (59)       (747)     (1,120)
      Accounts payable .............................................................      2,083         945         510
      Accrued warranty costs payable ...............................................        230         308         387
      Accrued compensation payable .................................................        203       1,457         501
      Cooperative advertising ......................................................        159         308        (196)
      Deferred rent concessions ....................................................         78          57         138
      Income taxes payable .........................................................         --       2,000        (601)
      Other liabilities ............................................................         --         118         417
                                                                                       --------    --------    --------
      Net cash provided (used by) operating activities .............................     (3,495)      9,553      14,176
                                                                                       --------    --------    --------
Cash flows from investing activities:
    Purchase of equipment ..........................................................     (1,065)     (1,802)     (5,303)
    Sales (purchases) of securities available for sale, net ........................     (2,514)    (20,261)    (17,084)
    Other ..........................................................................        (38)         --          --
                                                                                       --------    --------    --------
      Net cash used by investing activities ........................................     (3,617)    (22,063)    (22,387)
                                                                                       --------    --------    --------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net .................................     12,514          --          --
    Proceeds from issuance of common stock, net ....................................         --      37,602          --
    Proceeds from exercise of stock options ........................................         69          64       1,470
    Purchase and retirement of common stock ........................................         --         (59)         --
    Distributions to stockholders ..................................................        (48)         --          --
    Proceeds from short-term borrowings ............................................      1,900          --       1,000
    Payments on short-term borrowings ..............................................     (2,148)         --          --
                                                                                       --------    --------    --------
      Net cash provided by financing activities ....................................     12,287      37,607       2,470
                                                                                       --------    --------    --------
      Net increase(decrease) in cash and cash equivalents ..........................      5,175      25,097      (5,741)
Cash and cash equivalents at beginning of year .....................................        929       6,104      31,201
                                                                                       ========    ========    ========
Cash and cash equivalents at end of year ...........................................   $  6,104    $ 31,201    $ 25,460
                                                                                       ========    ========    ========
Supplemental disclosure of cash flow and financing activities information:
    Cash paid for income taxes .....................................................   $    948    $  2,616    $  5,330
                                                                                       ========    ========    ========
    Conversion of debt and accrued interest payable into preferred stock ...........   $     --    $     --    $     --
                                                                                       ========    ========    ========
    Conversion of preferred stock to common stock ..................................   $     --    $ 18,945    $     --
                                                                                       ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1998 and 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Business and Basis of Presentation. Carrier Access Corporation ("CAC" or the "Company") is a leading provider of broadband digital access equipment to communications service providers, including competitive local exchange carriers , Internet service providers, IOCs, IXEs and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     b. Cash and Cash Equivalents and Marketable Securities Available for Sale. Cash and cash equivalents include investments in highly liquid debt securities with maturities or interest reset dates of three months or less at the time of purchase.

     Marketable securities available for sale represent U.S. Government Agency and Corporate bonds with maturities of greater than three months and are recorded at the lower of amortized cost or market value. At December 31, 1998 and 1999, amortized cost approximates market value. Securities available for sale consisted of the following as of December 31 (in thousands):

                         Amortized Cost and Market Value    1999 Interest Rates
                         -------------------------------    -------------------

                              1998        1999
                            --------    --------
Medium Term Notes           $  1,677    $  8,500               4.43% to 4.70%
Corporate Notes                5,943       4,622                        5.99%
Municipal Bonds               12,257      18,339               3.59% to 4.73%
Other                          2,900       8,400                        3.75%
                            --------    --------
                            $ 22,777    $ 39,861
Total                       ========    ========


      c. Inventory. Inventory is recorded at the lower of cost or market using standard costs that approximate average costs. Costs include certain warehousing costs and other allocable overhead.

      d. Property and equipment. Property, equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over useful lives ranging from three to thirty years or the lease term. Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 totaled $186,000, $470,000 and $1,012,000, respectively.

      e. Revenue Recognition. Revenue from sales of products is recognized upon shipment. Reserves for estimated sales returns through stock rotation are recorded when sales are made to customers with the right of return and are based on management's estimate of expected returns and historical experience.

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

      f. Advertising Costs. In addition to its own advertising activities, the Company accrues a specified percentage of the previous quarter's sales over certain contractual minimums to reimburse distributors for a portion of their advertising costs. Any unused allowance expires if not used during the following six months. Cooperative advertising expense for the years ended December 31, 1997, 1998 and 1999 totaled $217,687, $342,442 and $269,224, respectively, and is included in sales and marketing expenses.

      g. Research and Development Costs. Research and development costs are charged to operations as incurred.

      h. Long-Lived Assets. The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is generally recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

      i. Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

      j. Income Per Share, Common Stock Split and Re-Incorporation. Income per share (EPS) is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. Diluted income per share includes the impact of common stock options and excludes the impact of redeemable preferred stock, as the effect of the assumed conversion of the preferred stock and the elimination of the related dividend requirement would be antidilutive.

      k. Stock-Based Compensation. The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has provided pro forma disclosures of net income and income per share, as if the fair value based method of accounting for the plan, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), had been applied.

      Stock options issued to consultants and others for services are recorded at fair value as prescribed by SFAS 123. Charges to operations associated with these option grants were not significant during the years ended December 31, 1997, 1998 and 1999.

      l. Warranty Costs. The Company provides limited warranty protection to customers for a period of up to five years from the date of sale for parts and labor. The Company has accrued for its warranty obligations based on historical experience and management's estimate of future warranty costs to be incurred.

2.   INVENTORY

     The components of inventory as of December 31, are summarized as follows (in thousands):

                                                       1998           1999
                                                      ------         ------
Raw materials...............................          $3,327         $5,109
Work-in-process.............................              93             25
Finished goods..............................           2,209          4,927
Reserve for obsolescence....................            (576)          (617)
                                                      ------         ------
                                                      $5,053         $9,444
                                                      ======         ======

3.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, consisted of the following (in thousands):

                                                      1998           1999
                                                     ------         ------

Machinery and software......................         $2,706         $6,831

Real property...............................            270            270

Furniture, fixtures and other...............            295            478

Leasehold improvements......................            174          1,165
                                                     ------         ------

                                                      3,445          8,744

Less accumulated depreciation...............           (846)        (1,854)
                                                     ------         ------

                                                     $2,599         $6,890
                                                     ======         ======

4.   DEBT

     In 1999, the Company entered into a credit agreement with a bank that provides for a $5.0 million revolving line of credit. The revolving line of credit has two interest options, either prime rate or the libor rate plus 200 basis points, matures in 2000, and is secured by certain assets of the Company. Borrowings of $1.0 million were outstanding under the revolving line of credit at December 31, 1999.

     The above credit agreement contains certain restrictive covenants, including the maintenance of various financial ratios and does not permit the payment of any dividends without the prior written consent of the lender.

5.   INCOME TAXES

     Income tax expense consists of the following for the years ended December 31, (in thousands):

                                                  1997      1998       1999
                                                -------    -------    -------
Current                                         $ 1,028    $ 4,791    $12,797
Deferred....................................       (237)    (1,079)      (926)
                                                -------    -------    -------
     Income tax expense.....................    $   791    $ 3,712    $11,871
                                                =======    =======    =======

         A reconciliation of expected income tax expense calculated by applying the statutory Federal tax rate to actual income tax expense for the years ended December 31, is as follows (in thousands):

                                                       1997     1998     1999
                                                     -------  -------  -------
Expected income tax expense........................  $   859  $ 3,631  $12,403
State income taxes, net of federal tax benefit.....       64      386    1,160
Change in valuation allowance .....................      (67)      --       --
Research and development tax credit................     (112)    (286)  (1,232)
Other, net.........................................       47      (19)    (460)
                                                     -------  -------  -------
  Actual income tax expense........................  $   791  $ 3,712  $11,871
                                                     =======  =======  =======

     The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                             1998       1999
                                                           --------   --------
Deferred tax assets:
     Allowance for doubtful accounts ...................   $    241   $    519
     Inventory reserves ................................        321        237
     Accrued warranty and co-operative advertising......        398        386
     Other accrued expenses ............................        111         --
     Compensation accruals .............................        361        907
     Research & experimentation credit..................         --        432
     Other, net ........................................         55        166
                                                           --------   --------
          Total deferred tax asset .....................   $  1,487   $  2,647
                                                           --------   --------
Deferred tax liabilities:
     Property and equipment ............................       (149)      (349)
     Other, net ........................................        (22)       (56)
                                                           --------   --------
          Total deferred tax liabilities ...............       (171)      (405)
                                                           --------   --------
          Net deferred tax asset .......................   $  1,316   $  2,242
                                                           ========   ========

For the years ended December 31, 1998 and 1999, the Company recognized $195,000 and $8,023,000 as a direct increase to paid-in capital for the income tax benefit resulting from the exercise of non-qualified stock options by employees.

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

      In connection with the initial public offering, 1,210,861 shares of Series A preferred stock and 2,517,894 shares of Series B preferred stock with a liquidation value of $2.86 and $4.99 per share, respectively, were converted into common stock, resulting in the issuance of 5,593,133 shares of common stock to the preferred stockholders.

7.    STOCK OPTIONS

      Pursuant to the Company's 1995 stock option plan (the "Plan"), a committee appointed by the Company's Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options up to 4,875,000 shares of authorized common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% five years from the grant date. As of December 31, 1999, an aggregate of 4,942,700 options had been granted under the Plan of which 1,211,250 were incentive stock options and 3,731,450 were non-qualified stock options.

      The following summarizes stock option activity under the Plan:

                                                                    Shares        Weighted Average
                                                                 Under Option      Exercise Price
                                                                 ------------      --------------
Options outstanding at January 1, 1997......................         764,250            $0.25
     Granted................................................         927,675             0.50
     Exercised..............................................        (274,689)            0.25
     Canceled...............................................         (73,284)            0.33
                                                                  ----------
Options outstanding at December 31, 1997....................       1,343,952             0.42
     Granted................................................       1,413,150             8.82
     Exercised..............................................        (298,856)            0.22
     Canceled...............................................        (658,906)            3.33
                                                                  ----------
Options outstanding at December 31, 1998....................       1,799,340             5.99
     Granted................................................       1,084,050            40.19
     Exercised..............................................        (548,847)            2.68
     Canceled...............................................        (414,427)           20.86
                                                                  ----------
Options outstanding at December 31, 1999 ...................       1,920,116            22.99
                                                                  ----------
Options available for grant at December 31, 1999 ...........       1,683,909
                                                                  ----------

     The following summarizes information about outstanding options at December 31, 1999:

                                              Weighted-
                                               average
    Range of Exercise          Number          remaining       Number vested and   Weighted-average
         Prices             outstanding    contractual life       exercisable       exercise price
-------------------------- --------------- ------------------ -------------------- -----------------
$ 0.00 - $ 6.00                 594,602           3.1                   591,977            $ 2.70
$ 6.00 - $12.00                 247,264           3.5                   225,606            $10.90
$12.00 - $18.00                  59,625           3.4                     5,963            $14.25
$18.00 - $24.00                  39,325           3.8                     7,375            $24.00
$24.00 - $30.00                  30,000           4.0                     7,500            $28.75
$30.00 - $36.00                 307,750           4.2                    31,750            $31.51
$36.00 - $42.00                 518,000           4.1                        --               $--
$42.00 - $54.00                  53,550           4.9                        --               $--
$54.00 - $60.00                  70,000           4.2                        --               $--

      As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees and directors. As a result, for options issued with exercise prices below the estimated fair market value on the date of grant, the Company recorded deferred compensation expense totaling approximately $1,227,000 for options granted during the year ended December 31, 1997, and $1,921,000 for options granted during the year ended December 31, 1998. Such deferred compensation expense will be amortized to operations pro rata over the forty-eight month option vesting period. Such amortization expense totaled approximately $83,000, $688,000 and $818,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      The weighted average fair values of options granted during 1997, 1998 and 1999 were $0.30, $6.28 and $30.61 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, no volatility in 1997, 89.5% volatility in 1998 and 99.4% volatility in 1999, expected life of the options of three years in 1997, five years in 1998 and 1999 and a risk-free interest rate of 6.0% for all years. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's 1997, 1998 and 1999 pro forma net income would have been as follows (in thousands, except per share data):

                                                  Year Ended December 31,
                                               ---------------------------
                                                 1997      1998      1999
                                               -------   -------   -------
Net income available to common stockholders:
   As reported .............................   $   614   $ 5,363   $23,565
   Pro forma ...............................       577     5,039    14,779
Income per common share:
   As reported:
        Basic ..............................   $  0.04   $  0.29   $   .98
        Diluted ............................      0.04      0.28       .93
   Pro forma:
        Basic ..............................   $  0.04   $  0.28   $   .62
        Diluted ............................      0.04      0.26       .59

8.    SIGNIFICANT CUSTOMERS, SUPPLIERS AND CONCENTRATION OR CREDIT RISK

      Our customers are primarily distributors and an original equipment manufacturer, who resell the Company's products to end users. The Company recognized revenue from the following significant customers for the years ended December 31:

   Company                                          1997       1998       1999
   -------                                        -------    -------    -------
        A.....................................    $ 6,840    $20,749    $29,877
        B.....................................      2,698      7,369      9,858
        C.....................................      1,253      6,360      3,660
        D.....................................      3,802      2,337     15,195

      Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely effect the Company's future operating results.

      The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers and receivables are concentrated in customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectable accounts.

9.    EMPLOYEE BENEFIT PLAN

      In May 1996, the Company adopted a defined contribution employee benefit plan (the Plan) under Section 401(k) of the Internal Revenue Code which is available to all employees who meet the Plan's eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. The Company may make discretionary employer matching contributions to the Plan. The Company made no contributions to the Plan in 1997, 1998 or 1999.

10.   COMMITMENTS

      The Company leases office space under various noncancelable operating leases that expire through 2009. Future obligations under these leases are as follows (in thousands):

            Year Ending December 31:
                  1999............................           $    896
                  2000............................              1,076
                  2001............................              1,064
                  2002............................              1,110
                  2003............................              1,159
                  Thereafter......................              5,526
                                                             --------
                                                             $ 10,831
                                                             ========

The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

     Rent expense for the years ended December 31, 1997, 1998 and 1999 totaled $547,130, $555,483 and $977,889, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000 (the "2000 Proxy Statement"), except that certain information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in our 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership of Principal Stockholders and Management" in our 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Transactions with Management" in our 2000 Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    The following documents are filed as part of this Form 10-K:

                1. Consolidated Financial Statements. The following consolidated financial statements of the Company and the Independent Auditors' Report therein are filed as part of this Form 10-K:

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................. 29

Consolidated Balance Sheets as of December 31, 1998 and 1999................. 31

Consolidated Statements of Operations for the years ended December 31,
  1997, 1998 and 1999........................................................ 32

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999..................................... 33

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999........................................... 34

Notes to Consolidated Financial Statements................................... 35

                2. Consolidated Financial Statement Schedule. The following consolidated financial statement schedule of the Company for the years ended December 31, 1997, 1998 and 1999 filed as part of this Form 10-K should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

                      Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1998 and 1999.

                      Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

                3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CARRIER ACCESS CORPORATION:

      Under date of January 21, 2000, we reported on the consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the Company's Annual Report on Form 10-K for 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Boulder, Colorado
January 21, 2000

                                                                     SCHEDULE II
                           CARRIER ACCESS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                  Balance At         Additions        Bad Debts         Balance At
                                                  Beginning         Charged to     Write-offs, and         End
Allowance for doubtful accounts and returns:      of Period        Operations (1)     Returns (1)       of Period
                                               ----------------   ---------------   --------------    --------------
Year Ended:
December 31, 1997 ..........................   $             20   $           817   $         (439)   $          398
                                               ================   ===============   ==============    ==============
December 31, 1998 ..........................   $            398   $         2,305   $       (2,060)   $          643
                                               ================   ===============   ==============    ==============
December 31, 1999 ..........................   $            643   $         1,077   $         (621)   $        1,099
                                               ================   ===============   ==============    ==============


Inventory Obsolescence Reserve:
   Year Ended:
December 31, 1997 ..........................   $             --   $            --   $           --    $           --
                                               ================   ===============   ==============    ==============
December 31, 1998 ..........................   $             --   $           805   $         (229)   $          576
                                               ================   ===============   ==============    ==============
December 31, 1999 ..........................   $            576   $           794   $         (753)   $          617
                                               ================   ===============   ==============    ==============

(1) Includes provisions for stock rotations and other sales returns, and actual returns which were charged against revenue. (See note 1(e) to the Company's Consolidated Financial Statements included in Part II of this Annual Report).

      See accompanying independent auditors report.

                                  EXHIBIT INDEX

Exhibit
 Number                           Description of Document
 ------                           -----------------------

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

  10.1 ?Form of Diamond Level Distributor Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1998 S-1).

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

  10.6 Registrant's 1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1998 S-1).

  10.7 Registrant's 1998 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's 1998 S-1).

  10.8 Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated October 25, 1998.

  10.9 Form of Directors' and Officers' Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1998 S-1).

  10.10 Lease Agreement between Carrier Access Corporation and TC Boulder Warehouse, LP, a Delaware limited partnership for facilities at 6837 Winchester Circle, Boulder, Colorado, dated November 13, 1998.

  10.11*         Line of Credit Agreement with Bank One for $5,000,000 dated
                 July 2, 1999

  23.1*          Consent of KPMG LLP, Independent Certified Public Accountants.

  24.1*          Power of Attorney. Reference is made to the following Signature
                 Page.

  27.1*          Financial Data Schedule. (In EDGAR format only)

------------------
* Filed herewith.

                                    SIGNATURE

      Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 30th day of March 1999.

                                      CARRIER ACCESS CORPORATION
                                             (Registrant)


                                 By:             /s/ Nancy Pierce
                                      ------------------------------------------
                                      Nancy Pierce
                                      Vice President-Finance and Administration,
                                      and Chief Financial Officer, Treasurer
                                      (Principal Financial and Accounting
                                      Officer), Secretary and Director


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

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such report on March 30, 1999 in the capacities indicated:

             Signature                             Title
             ---------                             -----

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