Form 10-Q
period 2000-03-31
CARRIER ACCESS CORP
filed 2000-05-12
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

         [X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

         [ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ____________________

Commission file number: 000-24597
                       ----------

                          CARRIER ACCESS CORPORATION
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                84-1208770
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                        Identification No.)


                    5395 Pearl Parkway, Boulder, CO  80301
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

  The number of shares outstanding of the issuer's common stock, par value $0.001, as of April 30, 2000 was 24,282,322 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements....................................
                  Condensed Consolidated Balance Sheets - March 31,
                   2000 (unaudited) and December 31,1999
                  Condensed Consolidated Statements of Operations
                   (unaudited) -- Three Months Ended March 31, 2000
                   and 1999
                  Condensed Consolidated Statements of Cash Flows
                   (unaudited)  -- Three Months Ended March 31, 2000
                   and 1999
                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................

         Item 2.  Changes in Securities and Use of Proceeds...............

         Item 4.  Submission of Matters to a Vote of Security Holders.....

         Item 6.  Exhibits and Reports on Form 8-K........................

                  Signature...............................................

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CARRIER ACCESS CORPORATION
                     Condensed Consolidated BALANCE SHEETS
                                (in thousands)



                                                                March 31,
                                                                  2000                  December 31,
                                                               (unaudited)                 1999
                                                          -------------------       -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 31,671                  $ 25,460
  Marketable securities available for sale                             41,457                    39,861
  Accounts receivable, net                                             23,842                    22,454
  Inventory, net                                                        8,305                     9,444
  Prepaid expenses and other current assets                             4,115                     4,045

    Total current assets                                              109,390                   101,264

Property and equipment, net                                             9,115                     6,890
Other assets                                                            1,012                       191
    Total assets                                                     $119,517                  $108,345
                                                          ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                              $ 10,689                  $  9,712
  Income taxes payable                                                  1,672                     1,399
                                                          -------------------       -------------------
    Total current liabilities                                          12,361                    11,111
                                                          -------------------       -------------------

Stockholders' equity:
  Common stock and additional paid-in-capital                          71,230                    69,476
  Deferred stock option compensation                                     (910)                   (1,559)
  Retained earnings                                                    36,836                    29,317
    Total stockholders' equity                                        107,156                    97,234
                                                          -------------------       -------------------

    Total liabilities and stockholders' equity                       $119,517                  $108,345
                                                          ===================       ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          Condensed CONSOLIDATED statements OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                             Three Months Ended March 31,
                                                     -------------------------------------------
                                                            2000                    1999
                                                     -------------------     -------------------
Net revenue                                                      $38,726                 $21,684
Cost of goods sold                                                16,745                   8,884
                                                     -------------------     -------------------

  Gross profit                                                    21,981                  12,800
                                                     -------------------     -------------------

Operating expenses:
  Research and development                                         5,931                   2,323
  Sales and marketing                                              4,107                   2,279
  General and administrative                                       1,483                     930
  Amortization of deferred stock compensation                        124                     205
                                                     -------------------     -------------------

    Total operating expenses                                      11,645                   5,737
                                                     -------------------     -------------------

      Income from operations                                      10,336                   7,063

Other income, net                                                    721                     556
                                                     -------------------     -------------------

      Income before income taxes                                  11,057                   7,619

Income tax expense                                                 3,538                   2,707
                                                     -------------------     -------------------

  Net income                                                     $ 7,519                 $ 4,912
                                                     -------------------     -------------------


Net income available to common stockholders                      $ 7,519                 $ 4,912
                                                     ===================     ===================

Income per share:
  Basic                                                          $  0.31                 $  0.21
  Diluted                                                        $  0.30                 $  0.19

Weighted average common shares:
  Basic                                                           24,179                  23,741
  Diluted                                                         24,962                  25,218

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED StatementS of Cash Flows (UNAUDITED)
                                (In thousands)


                                                                         Three Months Ended March 31,
                                                                --------------------------------------------
                                                                       2000                     1999
                                                                -------------------       ------------------
Cash flows from operating activities:
Net income                                                                  $ 7,519                  $ 4,912
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization expense                                       497                      184
    Provision (credit) for doubtful accounts and                               (182)                     195
     returns
    Provision  (credit) for inventory obsolescence                              (17)                     114
    Tax benefit relating to exercise of stock options                         1,400                    2,223
    Compensation expense related to stock                                       124                      205
      options issued at less than fair value
  Deferred income tax benefit                                                     -                      (94)
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (1,206)                  (1,627)
    Inventory                                                                 1,157                     (571)
    Prepaid expenses and other                                                 (892)                    (236)
    Accounts payable and accrued expenses                                       975                      843
    Income taxes payable                                                     (1,127)                   (1097)
      Net cash provided by operating activities                               8,248                    5,051
                                                                -------------------       ------------------

Cash flows from investing activities:
Purchases of property and equipment                                          (2,721)                    (519)
Purchases of securities available for sale, net                              (1,596)                  (5,481)
                                                                -------------------       ------------------
      Net cash used by investing activities                                  (4,317)                  (6,000)
                                                                -------------------       ------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                       2,280                       52
                                                                -------------------       ------------------
Net increase (decrease) in cash and cash equivalents                          6,211                     (897)
Cash and cash equivalents at beginning of period                             25,460                   31,201
                                                                                          ------------------
Cash and cash equivalents at end of period                                  $31,671                  $30,304
                                                                ===================       ==================

Supplemental cash flow disclosures:
Cash paid for income taxes                                                  $ 1,855                  $ 1,674


    The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
       Notes to Condensed CONSOLIDATED Financial Statements (unaudited)

Note 1.  Summary of Significant Accounting Policies

    Business and Basis of Presentation

    We are a leading provider of broadband digital equipment solutions to communications service providers. These service providers include competitive local exchange carriers, incumbent local exchange carriers, independent operating companies, interexchange carriers, Internet service providers, and wireless mobility carriers. Our products are used by our customers to provide services including local and long distance voice, high-speed data and Internet services to businesses, government and enterprise end users. Our Access Bank(R), Wide Bank(R), Access Navigator (TM), In-Loop(TM) and CACTUS(TM) family products are connected to TI, digital subscriber line, digital radio, T3 and optical access networks. Our digital equipment provides a "last mile" solution for the distribution and management of high bandwidth services from service providers. Reaching large numbers of consumers using voice and high speed Internet access requires connectivity from service provider networks to end user locations. Installation of our central office communications and customer-located voice and data communications equipment enables this connectivity. Our products allow service providers to cost-effectively connect end users to their network products, decrease ongoing transmission equipment and maintenance expenses, while enabling new service delivery, such as integrated voice and high speed Internet access. Our products enable high bandwidth digital deployments targeted at end users requiring between four and 2800 telephone and data line equivalents of bandwidth. We believe that over 300 service providers and 500 other end users have purchased our products directly or through our distributors.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2000.

    The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2.  Inventory

    The components of inventory are as follows (in thousands):

                                          March 31,           December 31,
                                            2000                  1999
                                         (unaudited)
                                     ------------------     -----------------

Raw materials                                    $5,656               $ 5,102
Work-in-process                                      27                     0
Finished goods                                    3,222                 4,959
                                     ------------------     -----------------
                                                  8,905                10,061
Less: reserve for obsolescence                      600                   617
 Total inventory, net                            $8,305               $ 9,444
                                     ==================     =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Notice Concerning Forward-Looking Statements


  The information contained in this report contains certain forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "will," "forecasts," "plans," "future," "strategy," or similar expressions may identify forward-looking statements. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Our actual results, performance or achievements may differ materially from those anticipated or implied by forward-looking statements. Factors that could cause or contribute to material differences include the disclosure in the "Risk Factors" section in this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements in this Report on Form 10-Q.

Results of Operations

Summary
                                                            Three
                                                         Months Ended
(In thousands, except per share amounts)                   March 31,
                                                      --------------------
                                                        2000         1999
                                                      -------      -------
Net revenue                                           $38,726      $21,684

Gross Profit                                          $21,981      $12,800

Income from operations                                $10,336      $ 7,063

Net income                                            $ 7,519      $ 4,912

Income per share (diluted)                            $  0.30      $  0.19


  For the three months ended March 31, 2000, our net income and operating income increased to $7.5 million and $10.3 million, respectively, compared to $4.9 and $7.1 million for the three months ended March 31,1999. These increases were due primarily to a significant increase in the sales of our products, including the introduction of new products. Also contributing to higher net income for 2000 was an increase in other income, primarily reflecting an increase in interest income.

  Net Revenue and Cost of Goods Sold

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
(In thousands)                                          2000         1999
                                                      -------      -------
Net revenue                                           $38,726      $21,684

Cost of goods sold                                    $16,745      $ 8,884

  Net revenue for the three months ended March 31, 2000 increased to $38.7 million from $21.7 million for the same period of 1999. These increases were attributable to the introduction of new products, primarily the Wide Bank STS, CACTUS, and the Access Navigator product families, along with increases in the sales of our existing products to distributors. The timing and quantities of orders for our products may vary from quarter to quarter in the future due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially as the percentage of direct sales to end users increases. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur.

  During the three month period ended March 31, 2000, most of the sales of our products were made through distributors, and our success depends on the continued sales and customer support efforts of our network of distributors. In the first three months of 2000, ADC Telecommunications and Walker & Associates accounted for 20.5% and 13.5%, respectively, of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of its net revenue, we believe that our products are distributed to a limited number of competitive carrier customers who are primarily CLECs. In the three months ended March 31, 2000, we believe that one of these competitive carrier end user customers accounted for 19.5% of our net revenue.

  Costs of goods sold increased to $16.7 million for the three months ended March 31, 2000 compared to $8.9 million for the corresponding three-month period of 1999. These increases were primarily attributable to increased product shipments and were partially offset by cost reductions in our existing product platforms.

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                          2000         1999
                                                      -----------  -----------
  Gross Margin                                             57%          59%

  The decrease in our gross margin in the three months ended March 31, 2000 compared to the same period of 1999 was primarily due to a change in the mix of products sold (i.e., a higher percentage of lower margin products were sold in the three months ending March 31, 2000) and increased costs associated with the introduction of the new CACTUS product platform.

  We believe that average selling prices and gross margins for our products will continue to decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. The gross margin for our Wide Bank and Access Navigator product families are currently higher than the gross margin for our CACTUS product family. We believe gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will also likely be adversely affected from time to time by new product introductions from our competitors and us.

  Research and Development Expenses

                                                           Three Months Ended
                                                                 March 31,
                                                        ------------------------
  (In thousands)                                           2000          1999
                                                        ---------       --------
  Research and development expenses                        5,931         2,323

  As a percentage of net revenue                              15%           11%

  Research and development expenses increased to $5.9 million in the three months ended March 31, 2000 compared to $2.3 million for the same period in 1999. This increase was primarily due to an increase in the number of personnel engaged in the development of new products, primarily CACTUS and the addition of a research and development facility in Tulsa, Oklahoma in July of 1999. We expect the amount of research and development expense will increase in the second and third quarters of 2000 to fund the development of new products and enhancements to existing product families.

  Sales, Marketing and General and Administrative Expenses

                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
  (In thousands)                                         2000          1999
                                                        ------        ------
  Sales and marketing expenses                          $4,107        $2,279
  General and administrative expenses                    1,483           930
  Amortization of deferred stock compensation              124           205
                                                        ------        ------
  Total selling, general and administrative expenses    $5,714        $3,414
  As a percentage of net revenue                            15%           16%

  Selling, general and administrative expenses increased to $5.7 million for the three months ended March 31, 2000 from $3.4 million for the same period of 1999. Sales and marketing expenses increased from $2.3 million for the three months ended March 31, 1999 to $4.1 million for the same period of 2000. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions. The increase in general and administrative expenses to $1.5 million for the three months ended March 31, 2000 from $930,000 for the same period of 1999 was due to the addition of personnel and facilities costs necessary to support the expansion of our business. We hired and intend to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expect these expenses to increase in absolute dollars in the future. We also expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional costs related to the expansion of our business and operations. However, we expect these costs will decrease as a percent of revenue.

  Other Income

  Interest and other income increased to $721,000 for the three months ended March 31, 2000 compared to $556,000 for the same period in 1999, due to higher cash balances as a result of cash generated from operating activities.

  Income Taxes

  For the three months ended March 31, 2000, our effective combined federal and state income tax rate was 32%, compared to 35.5% for the three months ended March 31,1999. Our annual effective tax rate decreased due to the research and development tax credit, non-taxable interest income on tax exempt marketable securities and reduced state income taxes.

Liquidity and Capital Resources

                                                    March 31,       December 31,
  (In thousands)                                      2000              1999
                                                    --------          --------
  Working capital                                   $ 97,029          $ 90,153
  Cash, cash equivalents and marketable securities  $ 73,128          $ 65,321
  Total assets                                      $119,517          $108,345

                                                        Three Months Ended
  (In thousands)                                    March 31,       December 31,
  Net cash provided (used) by:                        2000              1999
                                                    --------          --------
  Operating activities                              $  8,248          $    142
  Investing activities                              $ (4,317)         $(22,172)
  Financing activities                              $  2,280          $  4,757


  Net cash provided by operating activities provided net cash of approximately $8.2 million for the three months ended March 31, 2000, as compared to $142,000 for the three months ending December 31, 1999. The increase in cash provided by operating activities was primarily due to increased net income, increases in accounts payable, a decrease in our tax liability relating to the tax benefit derived from stock option exercises, and a decrease in inventory. These operating increases in net cash were partially offset by increases in accounts receivable and prepaid expenses.

  We invested approximately $4.3 million of our cash for the three months ended March 31, 2000, $1.6 million of which was primarily used to purchase U.S. Government Agency and Corporate bonds with maturities greater then three months. Our capital expenditures for the three months ended March 31, 2000 were $2.7 million for additions to facilities and equipment to support our research, development and manufacturing activities. We believe our current facilities and
equipment are sufficient to meet our current operating requirements.   However
we do anticipate adding additional facilities capacity to support the addition of new employees. Capital expenditures during the remainder of 2000 are expected to continue to increase over 1999 levels.

  Our financing activities provided $2.3 million in cash for the three months ended March 31, 2000, due to the exercise of stock options.

  The Company's net inventory levels decreased approximately $1.1 million to $8.3 million at March 31, 2000 from $9.4 million at December 31,1999, due primarily to a decrease in finished goods inventory. Inventory levels are expected to be adequate to meet orders.

  We believe that our existing cash, investment balances, and our line of credit are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Should the need arise, we believe we would be able to borrow additional funds or otherwise raise additional capital. However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms. We may consider using our capital to make strategic investments or to acquire or license technology or products.

Recent Accounting Pronouncements

  On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. In March 2000, the Securities and

Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment:
Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation of SAB 101 by one quarter ending June 30, 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We anticipate that the adoption of SAB No. 101 will not have a material impact on our consolidated financial statements.

  In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We anticipate that the adoption of FIN 44 will not have a material impact on our consolidated financial statements.


ITEM 3.  QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 2000, the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

FACTORS AFFECTING FUTURE PERFORMANCE

  Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q Report, including our consolidated financial statements and related notes.

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

  .  the intensely competitive market for communications equipment;

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

   . inability to obtain third party financing for our service provider customers;

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

   We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act and we cannot assure you that Congress will not propose changes to the Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could hurt demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Further, we may decide to modify our products to meet these anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

Our Markets are Highly Competitive and Have Many More Established Competitors.

   The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank and CACTUS product family include Adtran, General Datacom, Lucent, Newbridge, Nortel, Pairgain, Paradyne and other small private companies. Our principal competitors for our Wide Bank product family include Adtran, Alcatel, Fujitsu, NEC other small private companies. Our principal competitors for our Access Navigator product family include AFC, Alcatel, Cisco, DSC, Lucent, Nortel, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

We Are Substantially Dependent on Our Distribution Channels.

   To date, a large portion of the sales of our products has been made through distributors. Our distributors are responsible for warehousing product and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

   . In 1998, Walker and Associates, Phillips Communications and Telsource Corporation accounted for 43%, 15% and 13% of net revenue, respectively.

   . In 1999, Walker and Associates and ADC Telecommunications, Inc. accounted for 27% and 14% of net revenue, respectively.

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

   We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future, could reduce the demand for our products, create conflicts with other distributors or otherwise harm our business. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns. We believe we have made adequate allowances for these returns to date.

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

We are Substantially Dependant on our Direct Sales and Direct Customers.

   Currently, a significant portion of the sales of our products is being made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

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

   . our success in maintaining our current distributor and direct relationships; and

   . diversifying our distribution channels by selling to new distributors and to new direct customers.

Maintaining and Expanding our Current Service Provider Customer Base

   Most of our existing distributors currently also distribute the product lines of our competitors. Some of our existing distributors may in the future distribute or use other competitive product lines. We cannot assure you that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend, or continue to use, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

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

   .  product returns;

   . diversion of development resources resulting in new product development delay;

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

   We require substantial working capital to fund our business. As of March 31, 2000, we had approximately $73.1 million in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

   We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 1, 2000, we have been issued a total of six U.S. patents, we have nine additional patent that are pending issuance, of which one is allowable. We also have four U.S. registered trademarks, eight U.S. trademark applications pending and five international trademark applications pending. We have also entered into confidentiality agreements with all of our employees and consultants and entered into non-disclosure agreements with our suppliers, customers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

We are Controlled by a Small Number of Stockholders.

   Our members of the Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 59% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Chief Development Officer, respectively, are married and together beneficially own approximately 57.0 % of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company is not a party to any material legal proceedings

Item 2.  Changes in Securities and use of Proceeds

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number      Description of Document
----------  -----------------------
27.1        Financial Data Schedule

(b) Form 8-K Reports

    The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Carrier access corporation
                                 (Registrant)

                                             By: /s/ Timothy Anderson
                                                 ---------------------
May 12, 2000                                     Timothy Anderson
                                                 Vice President, Finance,
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer
                                                 and Authorized Signatory)