Form 10-Q
period 2000-06-30
CARRIER ACCESS CORP
filed 2000-08-14
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         [X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ____________________

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

    The number of shares outstanding of the issuer's common stock, par value $0.001, as of July 31, 2000 was 24,432,723 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------

PART I   FINANCIAL INFORMATION
         Item 1.  Financial Statements...............................................................
                  Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited) and December
                  31,1999
                  Condensed Consolidated Statements of Operations (unaudited) Three and Six Months
                  Ended June 30, 2000 and 1999
                  Condensed Consolidated Statements of Cash Flows (unaudited)  -- Six Months Ended
                  June 30, 2000 and 1999
                  Notes to Condensed Consolidated Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................

         Item 2.  Changes in Securities and Use of Proceeds..........................................

         Item 4.  Submission of Matters to a Vote of Security Holders................................

         Item 6.  Exhibits and Reports on Form 8-K...................................................

                  Signature..........................................................................


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CARRIER ACCESS CORPORATION
                     Condensed Consolidated BALANCE SHEETS
                                (in thousands)


                                                                June 30,
                                                                  2000                 December 31,
                                                               (unaudited)                 1999
                                                          -------------------       -------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $            63,870       $            25,460
  Marketable securities available for sale                             12,094                    39,861
  Accounts receivable, net                                             26,395                    22,454
  Inventory, net                                                       11,254                     9,444
  Prepaid expenses and other current assets                             4,771                     4,045
                                                          -------------------       -------------------
    Total current assets                                              118,384                   101,264

Property and equipment, net                                            10,802                     6,890
Other assets                                                              975                       191
                                                          -------------------       -------------------
    Total assets                                          $           130,161       $           108,345
                                                          ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                   $            14,518       $             9,712
  Income taxes payable                                                  1,430                     1,399
                                                          -------------------       -------------------
    Total current liabilities                                          15,948                    11,111
                                                          -------------------       -------------------

Stockholders' equity:
  Common stock and additional paid-in-capital                          70,332                    69,476
  Deferred stock option compensation                                     (817)                   (1,559)
  Retained earnings                                                    44,698                    29,317
                                                          -------------------       -------------------
    Total stockholders' equity                                        114,213                    97,234
                                                          -------------------       -------------------

    Total liabilities and stockholders' equity            $           130,161       $           108,345
                                                          ===================       ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          Condensed CONSOLIDATED statements OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)


                                                      Three Months Ended June 30,                    Six Months Ended June 30,
                                                 --------------------------------------     ---------------------------------------
                                                        2000                 1999                  2000                 1999
                                                 ----------------     -----------------     ------------------    -----------------

Net revenue                                      $         44,126     $          25,288     $           82,851    $          46,972
Cost of goods sold                                         19,102                11,088                 35,847               19,972
                                                 ----------------     -----------------     ------------------    -----------------
  Gross profit                                             25,024                14,200                 47,004               27,000
                                                 ----------------     -----------------     ------------------    -----------------


Operating expenses:
  Research and development                                  7,153                 2,893                 13,085                5,216
  Sales and marketing                                       4,994                 2,630                  9,100                4,909
  General and administrative                                2,011                 1,084                  3,493                2,015
  Amortization of deferred stock                              103                   205                    227                  409
       compensation
                                                 ----------------     -----------------     ------------------    -----------------

    Total operating expenses                               14,261                 6,812                 25,905               12,549
                                                 ----------------     -----------------     ------------------    -----------------

      Income from operations                               10,763                 7,388                 21,099               14,451

Other income, net                                             801                   543                  1,522                1,099
                                                 ----------------     -----------------     ------------------    -----------------

      Income before income taxes                           11,564                 7,931                 22,621               15,550

Income tax expense                                          3,701                 2,814                  7,239                5,520
                                                 ----------------     -----------------     ------------------    -----------------

  Net income                                                7,863                 5,117                 15,382               10,030
                                                 ----------------     -----------------     ------------------    -----------------

Net income available to common stockholders      $          7,863     $           5,117     $           15,382    $          10,030
                                                 ================     =================     ==================    =================

Income per share:
  Basic                                          $           0.32     $            0.21     $             0.64    $            0.42
  Diluted                                        $           0.32     $            0.20     $             0.62    $            0.40

Weighted average common shares:
  Basic                                                    24,270                23,920                 24,176               23,812
  Diluted                                                  24,848                25,285                 24,927               25,231


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED StatementS of Cash Flows (UNAUDITED)
                                (In thousands)


                                                                    Six Months Ended June 30,
                                                          --------------------------------------------
                                                                  2000                     1999
                                                          -------------------       ------------------
Cash flows from operating activities:
Net income                                                $            15,382       $           10,030
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization expense                               1,193                      404
    Provision for doubtful accounts and returns                            34                      349
    Provision for inventory obsolescence                                  391                      216
    Tax benefit relating to exercise of stock
     options                                                            1,400                    2,552
    Compensation expense related to stock
      options issued at less than fair value                              227                      409
    Deferred income tax benefit                                          (833)                     (94)
  Changes in operating assets and liabilities:
    Accounts receivable                                                (3,975)                  (5,683)
    Inventory                                                          (2,200)                    (691)
    Prepaid expenses and other                                           (590)                    (650)
    Accounts payable and accrued expenses                               4,806                    2,393
    Income taxes payable                                               (1,460)                    (294)
                                                          -------------------       ------------------
      Net cash provided by operating activities                        14,375                    8,941
                                                          -------------------       ------------------

Cash flows from investing activities:
Purchases of property and equipment                                    (5,103)                  (1,293)
Sales (Purchases) of securities available for sale, net                27,768                   (4,367)
Other                                                                       0                        2
                                                          -------------------       ------------------
      Net cash provided (used) by investing activities                 22,665                   (5,658)
                                                          -------------------       ------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                 1,370                      356
                                                          -------------------       ------------------
Net increase in cash and cash equivalents                              38,410                    3,639
Cash and cash equivalents at beginning of period                       25,460                   31,201
                                                          -------------------       ------------------
Cash and cash equivalents at end of period                $            63,870       $           34,840
                                                          ===================       ==================

Supplemental cash flow disclosures:
Cash paid for income taxes                                              8,021                    2,421


   The accompanying notes are an integral part of these condensed financial statements.

                           CARRIER ACCESS CORPORATION
        Notes to Condensed CONSOLIDATED Financial Statements (unaudited)

Note 1.  Summary of Significant Accounting Policies

    Business and Basis of Presentation

    We are a leading provider of broadband digital equipment solutions to communications service providers. These service providers include competitive local exchange carriers, incumbent local exchange carriers, independent operating companies, interexchange carriers, Internet service providers, and wireless mobility carriers. Our products are used by our customers to provide services including local and long distance voice, high-speed data and Internet services to businesses, government and enterprise end users. Our Access Bank
(R), Wide Bank (R), Access Navigator (TM), In-Loop (TM) and Adit (TM) (formerly Cactus), products are connected to T1, digital subscriber line, digital radio, T3 and optical access networks.
    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

    The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.


Note 2.  Inventory

    The components of inventory are as follows (in thousands):


                                           June 30,            December 31,
                                             2000                  1999
                                         (unaudited)
                                     ------------------     -----------------

Raw materials                                   $ 5,375               $ 5,109
Work-in-process                                       0                    25
Finished goods                                    6,887                 4,927
                                     ------------------     -----------------
                                                 12,262                10,061
Reserve for obsolescence                         (1,008)                 (617)
                                     ------------------     -----------------
 Total inventory, net                           $11,254               $ 9,444
                                     ==================     =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Notice Concerning Forward-Looking Statements

    The information contained in this report contains certain forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "will," "forecasts," "plans," "future," "strategy," or similar expressions may identify forward-looking statements. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Our actual results, performance or achievements may differ materially from those anticipated or implied by forward-looking statements. Factors that could cause or contribute to material differences include the disclosure in the "Factors Affecting Future Performance" section in this report, as well as our Form 10-K and other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements in this Report on Form 10-Q.

Results of Operations


    Summary
                                                         Three Months Ended                 Six Months Ended
    (In thousands, except per share amounts)                  June 30,                          June 30,
                                                  ---------------------------------------------------------------
                                                           2000           1999               2000          1999
                                                  ---------------------------------------------------------------
    Net revenue                                           $44,126        $25,288            $82,851       $46,972

    Gross Profit                                          $25,024        $14,200            $47,004       $27,000

    Income from operations                                $10,763        $ 7,388            $21,099       $14,451

    Net income                                            $ 7,863        $ 5,117            $15,382       $10,030

    Income per share (diluted)                            $  0.32        $  0.20            $  0.62       $  0.40

    For the three months ended June 30, 2000 our net income and operating income increased to $7.9 million and $10.8 million respectively from $5.1 million and $7.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, our net income and operating income increased to $15.4 million and $21.1 million, respectively, compared to $10.0 million and $14.5 million for the six months ended June 30, 1999. These increases were due primarily to an increase in the sales of our existing products in addition to sales of the Access Navigator that began shipping in the first quarter of 1999. Sales of the Adit product, introduced in the fourth quarter of 1999 also contributed to higher sales in the first six months of 2000. These increases were partially offset by a reduction in the sales of the Access Bank product as our customers purchased the Adit instead of the Access Bank. Also contributing to higher net income for 2000 was an increase in other income, primarily reflecting an increase in interest income.

    Net Revenue and Cost of Goods Sold

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   ----------------------------      --------------------------
    (In thousands)                                           2000         1999               2000         1999
                                                   ----------------------------      --------------------------
     Net revenue                                           $44,126      $25,288            $82,851      $46,972

     Cost of goods sold                                    $19,102      $11,088            $35,847      $19,972

    Net revenue for the three months ended June 30, 2000 increased to $44.1 million from the $25.3 million reported for the three months ended June 30, 1999. Net revenue for the six months ended June 30, 2000 increased to $82.9 million from $47.0 million for the same period of 1999. These increases were attributable to the introduction of new products, primarily the Wide Bank STS, Adit, and the Access Navigator products, along with increases in the sales of our existing products to distributors. These increases were partially offset by a reduction in sales of the Access Bank product as customers purchased the Adit product in its place. The timing and quantities of orders for our products may vary from quarter to quarter in the future due to factors such as demand for the products, ordering patterns of distributors, and the introduction and sale of competing products. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future.

    During the three and six month periods ended June 30, 2000, most of the sales of our products were made through distributors, and our success depends on the continued sales and customer support efforts of our network of distributors. In the first six months of

2000, ADC Telecommunications and Walker & Associates accounted for 18.9% and 16.3%, respectively, of net revenue. We expect that the sale of our products will continue to be made through a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of competitive carrier customers who are primarily CLECs. In the six months ended June 30, 2000, we believe that one of these competitive carrier end user customers accounted for 18% of our net revenue. A decrease in sales to this competitive carrier customer could have a material adverse effect on our business.

    Cost of goods sold for the three months ended June 30, 2000 increased to $19.1 million from $11.1 million for the three months ended June 30, 1999. Costs of goods sold increased to $35.8 million for the six months ended June 30, 2000 compared to $20.0 million for the corresponding six-month period of 1999. These increases were primarily attributable to increased product shipments and were partially offset by product cost reductions in some of our existing product platforms.

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                  ---------------------------      ---------------------------
                                                        2000          1999               2000          1999
                                                  ---------------------------      ---------------------------
Gross Margin                                                 57%           56%                57%           57%

    Our gross margin for the three months ended June 30, 2000 increased to 57% from the 56% reported for the three months ended June 30, 1999. This slight increase reflects the sale of a higher percentage of higher gross margin products for those three months. Gross margin for the six months ended June 30, 2000 and for the six months ended June 30, 1999 was 57%.

    We believe that average selling prices and gross margins for our products may decline as products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among products and are based on volume shipments, both of which affect gross margins. The gross margin for our Wide Bank and Access Navigator products are currently higher than the gross margin for our Adit product. We believe gross margins are likely to fluctuate in the future based on product mix and channel mix. Margins will also likely be adversely affected from time to time by new product introductions from our competitors and us.

Research and Development Expenses

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                   -----------------------------      ----------------------------
(In thousands)                                            2000           1999                2000          1999
                                                   -----------------------------      ----------------------------
Research and development expenses                        $  7,153        $  2,893           $ 13,085      $  5,216

As a percentage of net revenue                                 16%            11%                 16%           11%

    For the three months ended June 30, 2000 research and development expenses were $7.2 million, an increase from the $2.9 million reported for the three months ended June 30, 1999. Research and development expenses increased to $13.1 million in the six months ended June 30, 2000 compared to $5.2 million for the same period in 1999. These increases are primarily due to an increase in the number of personnel engaged in the development of new products and enhancements to our current products. They also reflect the addition of a research and development facility located in Tulsa, Oklahoma during July of 1999. We expect the amount of research and development expense will increase in the third and fourth quarters of 2000 as we continue to fund the development of new products and enhancements to existing products. Expenses could also increase if we add additional remote research and development facilities.

Sales, Marketing and General and Administrative Expenses

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                     ----------------------------      ----------------------------
(In thousands)                                             2000           1999               2000           1999
                                                     ----------------------------      ----------------------------
Sales and marketing expenses                                $4,994         $2,630            $ 9,100         $4,909
General and administrative expenses                          2,011          1,084              3,493          2,015
Amortization of deferred stock compensation                    103            205                227            409
                                                     ----------------------------      ----------------------------
Total selling, general and administrative expenses          $7,108         $3,919            $12,820         $7,333
As a percentage of net revenue                                  16%            15%                15%            16%

    Selling, general and administrative expenses were $7.1 million for the three months ended June 30, 2000 up from the $3.9 million reported for the three months ended June 30, 1999. Selling, general and administrative expenses increased to $12.8 million for the six months ended June 30, 2000 from $7.3 million for the same period of 1999. Sales and marketing expenses increased from $2.6 million for the three months ended June 30, 1999 to $5.0 million for the three months ended June 30, 2000 and from $4.9 million for the six months ended June 30, 1999 to $9.1 million for the same period of 2000. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions. The increases also represented costs associated with the introduction of the new Adit product. We hired and intend to continue to hire additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expect these expenses to increase in absolute dollars in the future. The increase in general and administrative expenses to $2.0 million for the three months ended June 30, 2000 from the $1.1 million for the three moths ended June 30, 1999 and the increase to $3.5 million for the six months ended June 30, 2000 from $2.0 for the same period of 1999 was due to the addition of personnel and facilities costs necessary to support the expansion of our business. We also expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional costs related to the expansion of our business and operations.

    Other Income

    For the three months ended June 30, 2000 interest and other income increased to $801,000 from $543,000 for the three months ended June 30, 1999. Interest and other income increased to $1.5 million for the six months ended June 30, 2000 compared to $1.1 million for the same period in 1999. Both increases are attributable due to interest earned on higher cash balances as a result of cash generated from operating activities.

    Income Taxes

    For the three and six months ended June 30, 2000, our effective combined federal and state income tax rate was 32%, compared to 35.5% for the three and six months ended June 30, 1999. Our annual effective tax rate decreased due to the research and development tax credit, non-taxable interest income on tax-exempt marketable securities and reduced state income taxes.

Liquidity and Capital Resources

                                                               June 30,          December 31,
(In thousands)                                                   2000               1999
                                                           ---------------     --------------
Working capital                                                   $102,436          $  90,153
Cash, cash equivalents and marketable securities                  $ 75,964          $  65,321
Total assets                                                      $130,161          $ 108,345

                                                                    Six Months Ended
(In thousands)                                                 June 30,          December 31,
Net cash provided (used) by:                                     2000               1999
                                                           ---------------     --------------
Operating activities                                              $ 14,375          $   5,235
Investing activities                                              $ 22,665          $ (16,728)
Financing activities                                              $  1,370          $   2,114

    Net cash provided by operating activities provided net cash of approximately $14.4 million for the six months ended June 30, 2000, as compared to $5.2 million for the six month period ending December 31, 1999. The increase in cash provided by operating activities was primarily due to increased net income, and increases in accounts payable. These operating increases in net cash were partially offset by increases in accounts receivable, inventory, income taxes payable and prepaid expenses.

    For the six months ended June 30, 2000, we sold a net $27.8 million of U.S. Government Agency and Corporate bonds with maturities greater then six months. Our capital expenditures for the six months ended June 30, 2000 were $5.1 million for additions to facilities and equipment to support our research, development and manufacturing activities. This resulted in $22.7 million of net cash generated from investing activities. We believe our current facilities and
equipment are sufficient to meet our current operating requirements.   However
we do anticipate adding additional facilities capacity to support the addition of new employees. Capital expenditures during the remainder of 2000 are expected to continue to increase over 1999 levels.

    Sales of securities provided $1.4 million in cash for the six months ended June 30, 2000, due to the exercise of stock options.

    The Company's net inventory levels increased approximately $1.9 million to $11.3 million at June 30, 2000 from $9.4 million at December 31,1999, due primarily to increases in finished goods inventory and in critical components with long lead times. Inventory levels are expected to be adequate to meet orders.

    We believe that our existing cash, investment balances, and our line of credit are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Should the need arise; we believe we would be able to borrow additional funds or otherwise raise additional capital. However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms. We may consider using our capital to make strategic investments or to acquire or license technology or products.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 1999. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS No. 137 will not have a material impact on our consolidated financial statements.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities- an amendment of FASB Statement No. 133", SFAS 138 addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS No. 133. SFAS 138 is effective for fiscal years beginning after June 15, 2000. We anticipate that due to our limited use of derivative instruments, the adoption of SFAS 138 will not have a material impact on our consolidated financial statements.

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

    In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to reprising and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We anticipate that the adoption of FIN 44 will not have a material impact on our consolidated financial statements.


ITEM 3.  QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of June 30, 2000, the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of June 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

FACTORS AFFECTING FUTURE PERFORMANCE

    Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q Report, including our condensed consolidated financial statements and related notes.

We Have a Limited Operating History.

    We have a limited operating history. We did not begin commercial deployment of our broadband digital access equipment until the summer of 1995. Prior to 1997, we recorded only nominal product revenue, and we have been profitable on an annual basis for only three years. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

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

Our Markets are Highly Competitive and Have Many More Established Competitors.

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank and Adit product include Adtran, General Datacom, Lucent, Newbridge, Nortel, Pairgain, Paradyne and other small private companies. Our principal competitors for our Wide Bank product include Adtran, Alcatel, Fujitsu, NEC and other small private companies. Our principal competitors for our Access Navigator product include AFC, Alcatel, Cisco, DSC, Lucent, Nortel, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

We Are Substantially Dependent on Our Distribution Channels.

     To date, a large portion of the sales of our products has been made through distributors. Our distributors are responsible for warehousing product and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

     . In 1998, Walker and Associates, Phillips Communications and Telsource Corporation accounted for 43%, 15% and 13% of net revenue, respectively.

     . In 1999, Walker and Associates and ADC Telecommunications, Inc. accounted for 27% and 14% of net revenue, respectively.

     . For the six months ended June 30, 2000 Walker and Associates and ADC Telecommunications, Inc. accounted for 16.3% and 18.9% of net revenue respectively.

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

     We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future, could reduce the demand for our products, create conflicts with other distributors or otherwise harm our business. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. While to date these returns have not had a material impact on our results of operations, we cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns. We believe we have made adequate allowances for these returns to date.

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

Maintaining and Expanding our Current Service Provider Customer Base

     Most of our existing distributors currently also distribute the products of our competitors. Some of our existing distributors may in the future distribute or use other competitive products. We cannot assure you that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend, or continue to use, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

     In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions than to our products. Further, we cannot assure you that our distributors will continue to offer our products. Our distributor relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the distributor from carrying competing products and (3) do not require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

Our Operating Results are Substantially Dependent on Sole and Single Source Suppliers.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors that alternative sources are not currently available. We currently purchase approximately ten key components from vendors that there is currently no substitute, and we purchase over fifty key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

     Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, Corporate Development Officer and our key management, sales, engineering, finance, customer support and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger Koenig, President and Chief Executive Officer, who co-founded us, could harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

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

     Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

     The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our introduction of new or enhanced products will also require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products, previously sold, in order to add new features, which were included in subsequent release of such product. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

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

We Must Keep Pace with Rapid Technological Change to Remain Competitive.

     The communications marketplace is characterized by (1) rapidly changing technology, (2) evolving industry standards, (3) changes in end user requirements and (4) frequent new product introductions and enhancements that may render our existing products obsolete. We expect that new packet based technologies will emerge as competition in the communications industry increases and the need for higher volume and more cost efficient transmission equipment expands. Industry standards for multi-service digital access equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the business market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of our existing or future products could be significantly diminished. As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could harm sales of our current products or delay introduction of our future products.

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

     We require substantial working capital to fund our business. As of June 30, 2000, we had approximately $76.0 million in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

     We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 1, 2000, we have been issued a total of seven U.S. patents, we have ten additional patent that are pending issuance, of which one is allowable. We also have four U.S. registered trademarks, seven U.S. trademark applications pending and five international trademark applications pending. We have also entered into confidentiality agreements with our employees and consultants and entered into non-disclosure agreements with our suppliers, customers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

We are Controlled by a Small Number of Stockholders.

     Our members of the Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 57.8% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Corporate Development Officer, respectively, are married and together beneficially own approximately 56.5 % of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    The Company is not a party to any material legal proceedings

Item 2.   Changes in Securities and use of Proceeds

    None.

Item 4.   Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 25, 2000, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

     The following individuals were elected to the Board of Directors:

         Nominee                    For                     Against
         -------                    ---                     -------
         Roger L. Koenig            13,744,625
         Nancy Pierce               13,744,625
         John Barnett, Jr.          13,350,213              394,412
         Douglas Carlisle           13,323,888
         Joseph Graziano            13,323,888
         Ryal Poppa                 13,323,888

The vote for the ratification of the appointment of KPMG LLP was as follows:
----------------------------------------------------------------------------

         For                        Against                 Abstain
         ---                        -------                 -------
         13,323,888                                         420,737

The vote for the approval of the Amendment of the Company's 1998 Stock Incentive Plan was as follows:

         For                        Against                 Abstain
         ---                        -------                 -------
         13,320,875                 2,813                   420,937


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number            Description of Document
-------           -----------------------
27.1              Financial Data Schedule

(b) Form 8-K Reports

    The Company filed no reports on Form 8-K during the six months ended June 30, 2000.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Carrier Access Corporation
                                 (Registrant)



                      By:/s/ Timothy Anderson
                         -------------------------------------------------------
August 14, 2000          Timothy Anderson
                         Chief Financial Officer
                         (Principal Accounting Officer and Authorized Signatory)