Form 10-Q
period 2000-09-30
CARRIER ACCESS CORP
filed 2000-11-14
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

           [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                      OR

          [_]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-24597
                        ---------


                          CARRIER ACCESS CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                               84-1208770
              --------                               ----------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)


                    5395 Pearl Parkway, Boulder, CO  80301
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

  The number of shares outstanding of the issuer's common stock, par value $0.001, as of October 31, 2000 was 24,655,785 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements...............................................................
                  Condensed Consolidated Balance Sheets - September 30, 2000 (unaudited) and
                  December 31,1999
                  Condensed Consolidated Statements of Operations (unaudited) -- Three and Nine Months
                  Ended September 30, 2000 and 1999
                  Condensed Consolidated Statements of Cash Flows (unaudited) -- Nine Months Ended
                  September 30, 2000 and 1999
                  Notes to Condensed Consolidated Financial Statements (unaudited)

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

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................

         Item 2.  Changes in Securities and Use of Proceeds..........................................

         Item 4.  Submission of Matters to a Vote of Security Holders................................

         Item 6.  Exhibits and Reports on Form 8-K...................................................
                    Report on Form 8-K...............................................................

                  Signature..........................................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          CARRIER ACCESS CORPORATION
                     Condensed Consolidated BALANCE SHEETS
                                (in thousands)

                                                     September 30,
                                                         2000       December 31,
                                                      (unaudited)       1999
                                                   ---------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $    48,152      $ 25,460
  Marketable securities available for sale              18,211        39,861
  Accounts receivable, net                              34,922        22,454
  Inventory, net                                        15,812         9,444
  Prepaid expenses and other current assets              4,845         4,045
                                                   -----------      --------
    Total current assets                               121,942       101,264

Property and equipment, net                             12,018         6,890
Goodwill                                                 9,645             -
Other assets                                             1,017           191
                                                   -----------      --------
    Total assets                                   $   144,622      $108,345
                                                   ===========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses            $    15,433      $  9,712
  Income taxes payable                                     508         1,399
                                                   -----------      --------
    Total current liabilities                           15,941        11,111
                                                   -----------      --------

Stockholders' equity:
  Common stock and additional paid-in-capital           81,479        69,476
  Deferred stock option compensation                    (1,580)       (1,559)
  Retained earnings                                     48,782        29,317
                                                   -----------      --------
    Total stockholders' equity                         128,681        97,234
                                                   -----------      --------

    Total liabilities and stockholders' equity     $  144,622       $108,345
                                                   ==========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                      -------------------------------         -------------------------------
                                                           2000             1999                   2000                1999
                                                      -----------       -------------         -----------           ---------
Net revenue                                              $ 40,184         $ 28,730               $123,036            $ 75,702
Cost of goods sold                                         19,042           11,808                 54,890              31,780
                                                         --------         --------               --------            --------
Gross profit                                               21,142           16,922                 68,146              43,922
                                                         --------         --------               --------            --------
Operating expenses:
  Research and development                                  7,437            4,061                 20,521               9,277
  Sales and marketing                                       5,883            2,584                 14,983               7,493
  General and administrative                                2,544            1,360                  6,037               3,375
  Amortization of deferred stock compensation                 114              204                    341                 614
                                                         --------         --------               --------            --------
Total operating expenses                                   15,978            8,209                 41,882              20,759
                                                         --------         --------               --------            --------
Income from operations                                      5,164            8,713                 26,264              23,163

Other income, net                                             842              606                  2,363               1,705
                                                         --------         --------               --------            --------
Income before income taxes                                  6,006            9,319                 28,627              24,868

Income tax expense                                          1,922            3,075                  9,161               8,595
                                                         --------         --------               --------            --------
Net income available to common stockholders              $  4,084         $  6,244               $ 19,466            $ 16,273
                                                         ========         ========               ========            ========

Net Income per share:
  Basic                                                  $   0.17         $   0.26               $   0.80            $   0.68
  Diluted                                                $   0.16         $   0.25               $   0.78            $   0.64

Weighted average common shares:
  Basic                                                    24,514           24,005                 24,349              23,879
  Diluted                                                  25,087           25,221                 24,996              25,233

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                               Nine Months Ended September 30,
                                                              ---------------------------------
                                                                   2000                 1999
                                                              ------------           ----------
Cash flows from operating activities:
Net income                                                        $ 19,466             $ 16,273
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization expense                            2,177                  676
    Provision for doubtful accounts and
     Returns                                                           102                  532
    Provision for inventory obsolescence                               (72)                 114
    Tax benefit relating to exercise of stock                        1,400                2,553
     options
    Compensation expense related to stock                              341                  614
      options issued at less than fair value
    Deferred income tax benefit                                       (923)                 (94)
  Changes in operating assets and liabilities:
    Accounts receivable                                            (12,337)              (8,412)
    Inventory                                                       (6,215)              (5,266)
    Prepaid expenses and other                                        (703)                (742)
    Accounts payable and accrued expenses                            5,275                3,180
    Income taxes payable                                            (2,302)               1,456
                                                                  --------             --------
      Net cash provided (used) by operating activities               6,209               10,884
                                                                  --------             --------
Cash flows from investing activities:
Purchases of property and equipment                                 (7,033)              (2,512)
Sales of securities available for sale, net                         21,651                2,304
Payments for business acquisitions, net of cash acquired            (2,088)                   -
                                                                  --------             --------
      Net cash provided by investing activities                     12,530                 (208)
                                                                  --------             --------

Cash flows from financing activities:
Proceeds from exercise of stock options                              3,953                  856
                                                                  --------             --------
      Net cash provided used from financing activities               3,953                  856
                                                                  --------             --------

Net increase in cash and cash equivalents                           22,692               11,532
Cash and cash equivalents at beginning of period                    25,460               31,201
                                                                  --------             --------
Cash and cash equivalents at end of period                        $ 48,152             $ 42,733
                                                                  ========             ========

Supplemental cash flow disclosures:
Cash paid for income taxes                                        $ 10,895             $  1,325
                                                                  ========             ========
Common stock and vested stock options issued in
  business combination                                            $  7,687             $      -
                                                                  ========             ========

   The accompanying notes are an integral part of these condensed financial statements.

                          CARRIER ACCESS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

  Business and Basis of Presentation

  We are a leading provider of broadband digital equipment solutions to communications service providers. These service providers include competitive local exchange carriers, incumbent local exchange carriers, independent operating companies, interexchange carriers, Internet service providers, and wireless mobility carriers. Our products are used by our customers to provide services including local and long distance voice, high-speed data and Internet services to businesses, government and enterprise end users. Our Access Bank
(R), Wide Bank (R), Access Navigator (TM), In-Loop (TM) and Adit (TM), products are connected to T1, digital subscriber line, digital radio, T3 and optical access networks

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

  The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2.  Inventory

  The components of inventory are as follows (in thousands):

                                         September 30,      December 31,
                                            2000                1999
                                         (unaudited)
                                         -------------      -----------

Raw materials                             $ 7,521               $ 5,109
Work-in-process                               123                    25
Finished goods                              8,713                 4,927
                                          -------               -------
                                           16,357                10,061
Reserve for obsolescence                     (545)                 (617)
                                          -------               -------
   Total inventory, net                   $15,812               $ 9,444
                                          =======               =======

Note 3.  Income per share

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

Note 4.  Acquisition of Millennia Systems, Inc.

  In August 2000, we acquired all of the issued and outstanding common stock of Millennia Systems, Inc. for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $.4 million, for total consideration of approximately $9.8 million. Based on the preliminary purchase price allocation approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets which is being amortized on a straight-line basis over five years.

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

Results of Operations

  Summary
                                                         Three Months Ended               Nine Months Ended
  (In thousands, except per share amounts)                 September 30,                    September 30,
                                                     --------------------------------------------------------
                                                         2000           1999               2000        1999
                                                     --------------------------------------------------------
  Net revenue                                          $40,184         $28,730           $123,036     $75,702

  Gross Profit                                         $21,142         $16,922           $ 68,146     $43,922

  Income from operations                               $ 5,164         $ 8,713           $ 26,264     $23,163

  Net income                                           $ 4,084         $ 6,244           $ 19,465     $16,273

  Income per share (diluted)                           $  0.16         $  0.25           $   0.78     $  0.64

  For the three months ended September 30, 2000 our net income and operating income decreased to $4.1 million and $5.2 million respectively from $6.2 million and $8.7 million for the three months ended September 30, 1999. This decrease was primarily due to a higher percentage of operating expenses (as compared to net revenue) and a lower gross margin. For the nine months ended September 30, 2000, our net income and operating income increased to $19.5 million and $26.3 million, respectively, compared to $16.3 million and $23.2 million for the nine months ended September 30, 1999. In the first half of 2000 we increased the size of the organization in line with sales however revenue in the third quarter came in below our expectations due to several anticipated orders that did not close in the last week of the quarter, a slower than expected start of sales to ILEC and IXC customers and lower than expected sales to certain CLEC customers. The year to date increase was due primarily to an increase in the sales of our existing products. Sales of the Adit product, introduced in the fourth quarter of 1999 contributed to higher sales in the first nine months of 2000. These increases were partially offset by a reduction in the sales of the Access Bank product as our customers purchased the Adit instead of the Access Bank. Also contributing to higher net income for 2000 was an increase in other income, primarily reflecting an increase in interest income.

  Net Revenue and Cost of Goods Sold

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                    ----------------------          ----------------------
  (In thousands)                                        2000        1999              2000          1999
                                                    ----------------------          ----------------------
  Net revenue                                         $40,184      $28,730           $123,036      $75,702

  Cost of goods sold                                  $19,042      $11,808           $ 54,890      $31,780

  Net revenue for the three months ended September 30, 2000 increased to $40.2 million from the $28.7 million reported for the three months ended September 30, 1999. Net revenue for the nine months ended September 30, 2000 increased to $123.0 million from $75.7 million for the same period of 1999. These increases were attributable to the introduction of new products, primarily the Wide Bank STS, Adit, and the Access Navigator products, along with increases in the sales of our existing products. These increases were partially offset by a reduction in sales of the Access Bank product as customers purchased the Adit product in its place. In addition, our revenue growth slowed in the third quarter of 2000 due to the reasons stated above. The timing and quantities of orders for our products may vary from quarter to quarter in the future due to factors such as demand for the products, competitive carrier capital spending, ordering patterns of distributors, and the introduction and sale of competing products. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future.

  During the three and nine month periods ended September 30, 2000, most of the sales of our products were made through distributors, and our success depends on the continued sales and customer support efforts of our network of distributors. For the three months ended September 30, 2000, ADC Telecommunications and Walker & Associates accounted for 18.0% and 14.7%, respectively, of net revenue. We expect that the sale of our products will continue to be made through a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors, such as occurred in the third quarter of 2000, could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are also distributed to a limited number of competitive carrier customers who are primarily CLECs that could contribute to loss of revenue such as occurred in the third quarter of 2000. In the three months ended September 30, 2000, we believe that one of these competitive carrier end user customers accounted for 11.9% of our net revenue. A decrease in sales to this competitive carrier customer could have a material adverse effect on our business.

  Cost of goods sold for the three months ended September 30, 2000 increased to $19.0 million from $11.8 million for the three months ended September 30, 1999. Costs of goods sold increased to $54.9 million for the nine months ended September 30, 2000 compared to $31.8 million for the corresponding nine-month period of 1999. These increases were primarily attributable to increased product shipments and were partially offset by product cost reductions in some of our existing product platforms.

                                        Three Months Ended    Nine Months Ended
                                            September 30,       September 30,
                                        ------------------    ---------------
                                           2000       1999      2000    1999
                                        ------------------    ---------------

  Gross Margin                              53%        59%       55%     58%

  Our gross margin for the three months ended September 30, 2000 decreased to 53% from the 59% reported for the three months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999 was 55% and 58% respectively. These decreases reflect the sale of a higher percentage of lower gross margin products for those months. Gross margins were adversely effected by release of the Adit which experienced lower initial gross margins before production levels increased. In addition, lower than anticipated revenue in the third quarter of 2000 contributed adversely to gross margins.

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

  Research and Development Expenses

                                                    Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                                ------------------------            -----------------------
  (In thousands)                                   2000            1999               2000          1999
                                                ------------------------            -----------------------
  Research and development expenses                $7,437         $4,061             $20,521        $9,277

  As a percentage of net revenue                       19%            14%                 17%           12%

  For the three months ended September 30, 2000 research and development expenses were $7.4 million, an increase from the $4.1 million reported for the three months ended September 30, 1999. Research and development expenses increased to $20.5 million in the nine months ended September 30, 2000 compared to $9.3 million for the same period in 1999. These increases are primarily due to an increase in the number of personnel engaged in the development of new products and enhancements to our current products. They also reflect the addition of a research and development facility located in Tulsa, Oklahoma in July of 1999 and the acquisition of Millennia Systems, Inc., located in Roanoke, Virginia in the third quarter of 2000. These activities contributed to the increase in expenses. These expenses increased as a percentage of net revenue due principally to the lower than expected sales in the third quarter of 2000. We expect the amount of research and development expense will increase in the fourth quarter of 2000 as we continue to fund the development of new products and enhancements to existing products. Expenses could also increase if we add additional remote research and development facilities.

 Selling and General and Administrative Expenses

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                         --------------------------        --------------------------
  (In thousands)                                                2000          1999              2000            1999
                                                         --------------------------        --------------------------
  Sales and marketing expenses                                $5,883         $2,584            $14,983        $ 7,493
  General and administrative expenses                         $2,544         $1,360            $ 6,037        $ 3,375
  Amortization of deferred stock compensation                 $  114         $  204            $   341        $   614
                                                         --------------------------        --------------------------
  Total selling, general and administrative expenses          $8,541         $4,148            $21,361        $11,482
  As a percentage of net revenue                                  21%            14%                17%            15%

  Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 2000 up from the $4.1 million reported for the three months ended September 30, 1999. Selling, general and administrative expenses increased to $21.4 million for the nine months ended September 30, 2000 from $11.5 million for the same period of 1999. Sales and marketing expenses increased to $5.9 million for the three months ended September 30, 2000 up from the $2.6 million for the three months ended September 30, 1999 and to $15.0 million for the nine months ended September 30, 2000 up from the $7.5 million for the same period of 1999. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries and commissions. The increases also represented costs associated with the introduction of the new Adit product. We hired, and intend to continue to hire, additional sales and marketing personnel and to continue to aggressively pursue sales and marketing campaigns, and therefore expect these expenses to increase in absolute dollars in the future. The increase in general and administrative expenses to $2.5 million for the three months ended September 30, 2000 from the $1.4 million for the three moths ended September 30, 1999 and the increase to $6.0 million for the nine months ended September 30, 2000 from $3.4 for the same period of 1999 was due to the addition of personnel and facilities costs necessary to support the expansion of our business. We also expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional costs related to the expansion of our business and operations.

  Other Income, Net

  For the three months ended September 30, 2000 interest and other net income increased to $842,000 from $606,000 for the three months ended September 30, 1999. Interest and other income increased to $2.4 million for the nine months ended September 30, 2000 compared to $1.7 million for the same period in 1999. Both increases are attributable due to interest earned on higher cash balances as a result of cash generated from operating activities.

  Income Taxes

  For the three and nine months ended September 30, 2000, our effective combined federal and state income tax rate was 32%, compared to 33% and 35% for the three and nine months ended September 30, 1999. Our annual effective tax rate decreased due to the research and development tax credit, non-taxable interest income on tax-exempt marketable securities and reduced state income taxes.

Liquidity and Capital Resources

                                                                  September 30,       December 31,
  (In thousands)                                                      2000                1999
                                                                  -------------       ------------
  Working capital                                                   $106,001           $  90,153
  Cash, cash equivalents and marketable securities                  $ 66,363           $  65,321
  Total assets                                                      $144,622           $ 108,345

                                                                          Nine Months Ended
  (In thousands)                                                   September 30,       December 31,
  Net cash provided (used) by:                                          2000               1999
                                                                   -------------       ------------
  Operating activities                                             $       6,209       $      5,235
  Investing activities                                             $      12,530       $    (16,728)
  Financing activities                                             $       3,953       $      2,114

  Net cash from operating activities provided net cash of approximately $6.2 million for the nine months ended September 30, 2000, as compared to providing $5.2 million for the nine-month period ending December 31, 1999. The increase in cash provided by operating activities was primarily due to increase in accounts payable, depreciation and amortization, and net income. These operating increases in net cash were partially offset by increases in accounts receivable and inventory.

  For the nine months ended September 30, 2000, we sold a net $21.7 million of U.S. Government Agency and Corporate bonds with maturities greater then nine months. Our capital expenditures for the nine months ended September 30, 2000 were $7.0 million for additions to facilities and equipment to support our research, development and manufacturing activities. This resulted in $12.5 million of net cash generated from investing activities. We believe our current facilities and equipment are sufficient to meet our current operating requirements. However we do anticipate adding additional facilities capacity to support the addition of new employees and product offerings. Capital expenditures during the remainder of 2000 are expected to continue to increase over 1999 levels.

  Net cash from financing activities provided $4.0 million in cash for the nine months ended September 30, 2000 was primarily due to the exercise of stock options.

  The Company's net inventory levels increased approximately $6.4 million to $15.8 million at September 30, 2000 from $9.4 million at December 31,1999, due primarily to increases in finished goods inventory and in critical components with long lead times. Inventory levels are expected to be adequate to meet orders.

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

Recent Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 137 delays the effective date to fiscal years beginning after June 15, 1999. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133." SFAS 138 addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS No. 133. SFAS 138 is effective for fiscal years beginning after June 15, 2000. We anticipate that due to our limited use of derivative instruments, the adoption of SFAS 138 will not have a material impact on our consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation of SAB 101 by two quarters ending December 31, 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We anticipate that the adoption of SAB No. 101 will not have a material impact on our consolidated financial statements.

  In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee, which apply to awards issued after December 15, 1999. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 2000, the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

FACTORS AFFECTING FUTURE PERFORMANCE

   Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in anything incorporated by reference in this Form 10-Q Report, including our condensed consolidated financial statements and related notes.

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

We Are Substantially Dependent on Our Distribution Channels.

     To date, a large portion of the sales of our products has been made through distributors. Our distributors are responsible for warehousing product and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

     . In 1998, Walker and Associates, Phillips Communications and Telsource Corporation accounted for 43%, 15% and 13% of net revenue, respectively.

     . In 1999, Walker and Associates and ADC Telecommunications, Inc. accounted for 27% and 14% of net revenue, respectively.

     . For the nine months ended September 30, 2000 Walker and Associates and ADC Telecommunications, Inc. accounted for 19% and 16% of net revenue respectively.

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

Our Operating Results are Substantially Dependent on Sole and Single Source Suppliers.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors that alternative sources are not currently available. We currently purchase approximately forty-nine key components from vendors that there is currently no substitute, and we purchase over thirty key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

     We require substantial working capital to fund our business. As of September 30, 2000, we had approximately $66.4 million in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

     We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of September 30, 2000, we have been issued a total of eight U.S. patents, we have nine additional patent that are pending issuance. We also have four U.S. registered trademarks, seven U.S. trademark applications pending and five international trademark applications pending. We have also entered into confidentiality agreements with our employees and consultants and entered into non-disclosure agreements with our suppliers, customers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

We are Controlled by a Small Number of Stockholders.

     Our members of the Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 57.5% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Corporate Development Officer, respectively, are married and together beneficially own approximately 55.8% of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Effective August 11, 2000, Carrier Access acquired Millennia Systems, Inc. pursuant to an Agreement and Plan of Reorganization by and among Millennia, and Millenia Acquisition Corporation. Pursuant to the Agreement, Millenia Acquisition Corporation was merged with and into Millennia and the Millennia stockholders received a total of approximately 163,003 shares of Carrier Access common stock and $1,971,563 in exchange for their Millennia capital stock.

  Of the approximately 163,003 shares of Carrier Access' common stock issued in the merger, approximately 22,835 shares were placed into escrow, to be held as security for losses incurred by Carrier Access in the event of certain breaches of the representations and warranties covered in the agreement or certain other events. Pursuant to the agreement, Carrier Access also assumed all of Millennia's outstanding options.

  The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) and Regulation D thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number         Description of Document
------         -----------------------
27.1           Financial Data Schedule

(b) Form 8-K Reports

  i. On August 18, 2000, we filed a report on Form 8-K, including the Agreement and Plan Reorganization, each relating to the completion of our acquisition of Millennia Systems, Inc.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARRIER ACCESS CORPORATION
                                  (Registrant)



                                  By: /s/ Timothy Anderson
                                     -------------------------------------------
November 14, 2000                     Timothy Anderson
                                      Chief Financial Officer
                                      (Principal Accounting Officer and
                                      Authorized Signatory)