Form 10-K405
period 2000-12-31
CARRIER ACCESS CORP
filed 2001-03-30
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 2000

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to__________________

Commission file number: 000 24597

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

          ___________________________________________________________

           Securities registered pursuant to 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                               (Title of Class)



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   As of March 1, 2001, there were 24,678,774 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 1, 2001) was approximately $60,327,314. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                          CARRIER ACCESS CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                                                                                                    Page No.
                                                                                                    --------
PART I
Item 1.  Business.................................................................................      3

Item 2.  Properties...............................................................................     17

Item 3.  Legal Proceedings........................................................................     17

Item 4.  Submission of Matters to a Vote of Security Holders......................................     17


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................     18

Item 6.  Selected Financial Data..................................................................     18

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....     20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................     25

Item 8.  Consolidated Financial Statements and Supplementary Data.................................     25

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....     39


PART III

Item 10. Directors and Executive Officers of the Registrant.......................................     40

Item 11. Executive Compensation...................................................................     40

Item 12. Security Ownership of Certain Beneficial Owners and Management...........................     40

Item 13. Certain Relationships and Related Transactions...........................................     40


PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K...........      41

                          FORWARD LOOKING STATEMENTS

   The information contained in this report contains certain forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "will," "forecasts," "plans," "future," "strategy," or similar expressions may identify forward-looking statements. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Our actual results, performance or achievements may differ materially from those anticipated or implied by forward-looking statements. Factors that could cause or contribute to material differences include the disclosure in the "Risk Factors" section in this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements in this Report on Form 10-K.

   Unless otherwise indicated, references in this report to specific years and quarters are to our fiscal year and fiscal quarters.

   Our principal executive offices are located at 5395 Pearl Parkway, Boulder, Colorado 80301; our telephone number is (800) 442-5455 and our web site is http://www.carrieraccess.com. The information on our web site is not incorporated in this report.

                                    PART I

ITEM 1. BUSINESS

General

     We were incorporated in Colorado in September 1992 and reincorporated in Delaware in June 1998. We are a leading provider of broadband digital equipment solutions to communications service providers. These service providers include competitive local exchange carriers, incumbent local exchange carriers, independent operating companies, interexchange carriers, Internet service providers, and wireless mobility carriers. Our products are used by our customers to provide services including local and long distance voice, high-speed data and Internet services to businesses, government and enterprise end users. Our Access Bank(R), Wide Bank(R), Access Navigator(TM), Adit(TM) and Broadmore products are connected to T1, digital subscriber line, digital radio, T3 and optical access networks to provide enhanced communications for businesses.

   Our digital equipment provides a "last mile" solution for the distribution and management of high bandwidth services from service providers. Reaching large numbers of businesses and consumers using voice and high speed Internet access requires connectivity from service provider networks to end user locations. Installation of our central office communications and customer-located voice and data communications equipment enables this connectivity. Our products allow service providers to cost-effectively connect end users to their network products, decrease ongoing transmission equipment and maintenance expenses, while enabling new service delivery, such as integrated voice and high speed Internet access. Our products enable high bandwidth digital deployments targeted at end users requiring between four and 2800 telephone and data line equivalents of bandwidth. We believe that over 500 service providers and 1,873 other end users have purchased our products directly or through our distributors.

Products

   Our products currently include the Access Bank, Wide Bank, Access Navigator, Adit and Broadmore products. The Access Bank I offers digital connectivity for local and long distance voice service, and converts a single T1 digital network access line into 24 telephone circuits for voice, facsimile and modem connections. The Access Bank II expands on the voice functions of the Access Bank I by adding high-speed data ports for computer connectivity and dual T1 line interfaces for increasing data speeds and connecting end user phone systems. The Access Exchange is a customer-located access switch that enables long distance service providers to offer local services from their embedded base switching equipment. The Wide Bank 28 is a highly-integrated M1-3 standard multiplexer designed to connect T1 equipment to high-bandwidth T3 and STS1 digital circuits, providing up to 28 T1 connections for high speed communications services. The Access Navigator/DCS Service Manager provides a complete solution for managing 768 DSOs or 32 T-1 access connections in a highly integrated package. The Access Navigator/GR- 303 offers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS(R) voice services the Access Navigator/GR-303 grooms and optimally concentrates fractional T1 data connections from customer locations. The Adit products are multi-service digital access devices that provide carriers with a single scalable network connection and platform. Currently, the Adit products support FXS, FXO, ISDN BRI, T1, 10/100 Base-T with IP routing, and Dual Port V.35. The Adit 600 integrates traditional data and business-class voice services with today's broadband interfaces. The Adit 105 is designed to help service providers penetrate the emerging home and small business markets quickly, inexpensively and en masse by providing DSL service delivery with minimum installation and configuration. The Broadmore product fills the service creation gap between low-cost DWDM (Dense Wave Division Multiplexing) optical transport and user services.

   Our customer service terminals integrate high-speed data and business-class voice services in a compact, modular and cost-effective platform. In addition to business, voice and data service interfaces, reducing our customer service terminals, designed to support, asynchronous transfer mode, Internet Protocol routing, Frame Relay, and Integrated Services Digital Network Basic Rate services. Our newest customer service terminal, the Adit 105, is designed to help service providers penetrate the emerging home and small business markets quickly, inexpensively, and en masse by providing DSL service delivery of 8 POTS and Ethernet data reducing installation and configuration times.

   We differentiate our products on their ability to enable multiple service offerings, facilitate the rapid deployment of new services, reduce cost of ownership, provide programmable software-based functionality, scale cost effectively at service provider and end user locations, and satisfy the safety and regulatory requirements of service providers and end users. The retail list prices of our products range from $995 to $50,000, depending upon product configuration.

   The Access Bank Products

     The Access Bank products are a line of Customer Service Terminals ("CST"s) designed to deliver carrier-class voice and data services in a one rack-unit. The Access Bank products provide a solution for major services, including voice only, voice and data over T1, voice and data over high-bit-rate digital subscriber line, and data over symmetrical digital subscriber line. The Access Bank products deliver quality services for regional bell operating companies, independent local exchange carriers, interexchange carriers, and Internet service providers.

   Access Bank I-Released: June 1995

   Our Access Bank I provides an economical, compact, and reliable solution for converting T1 digital access services from communications service providers including independent local exchange carriers and competitive local exchange carriers to 12 or 24 individual analog telephone circuits at end user locations. The unit consists of a controller, called the line interface unit, and one or two telephone line interface cards. The Access Bank I incorporates an integrated T1 Channel Service Unit, which allows customers to plug in a T1 line without having to connect other external devices to perform service termination. Six different types of 12-channel telephone line interface circuit cards provide many popular voice service options while also delivering enhanced local services such as Caller ID and distinctive ringing. The Access Bank I supports data services such as fax and high-speed modem traffic by automatically adjusting to line conditions in order to provide a clean, high-quality transmission path. The Access Bank I is principally used by service providers for economical local service delivery, long distance service delivery using T1 access, digital service interconnection to PBXs and key systems, Internet modem pool connections to T1, branch office connectivity to T1, and rapid deployment of temporary telephone services.

   Access Bank I TR-08-Released: November 1996

   The Access Bank I TR-08 provides a Bellcore Standard TR-08 digital loop carrier software protocol in addition to the basic features of the Access Bank
I. TR-08 signaling delivers T1 connections directly to the line side T1 ports of local switches and is widely deployed in local exchange carrier, competitive local exchange carrier, and independent local exchange carrier networks to save money. Service providers use the Access Bank I TR-08 for economical local service delivery and expansion of line capacity for local switches. The Access Bank I TR-08 provides low-cost, compact, wiring closet deployment of carrier-class enhanced voice features such as Caller ID and distinctive ringing to service providers using Lucent, Nortel, Siemens and other local exchange switches.

   Access Bank II-Released: November 1996

   Our Access Bank II delivers twice the T1 capacity of the Access Bank I in the same size package, enabling service providers to integrate high-speed Internet service with multi-line voice service in a single unit. The Access Bank II includes two T1 interfaces with fully integrated channel service unit and data service unit functionality. It uses the same 12-channel telephone line interface circuit cards as the Access Bank I. Each of the two T1 interfaces can accommodate current and future bandwidth requirements for a combination of facsimile, modem, high-speed Internet, voice, and PBX telephone services. The T1s can be configured to provide redundant protection for end users' mission critical voice and Internet applications. The integral V.35 data interface and T1 interfaces offer connectivity for Internet access routers, enterprise routers, frame relay devices, video and other high-speed data applications. Service providers rely on the flexibility of the Access Bank II to deliver multi-line voice plus high-speed Internet connections to enterprise branch offices, small business customers, and medium-sized business locations. By combining digital data with voice over one or two T1 lines, bandwidth can be utilized more efficiently, saving on communication access costs. The Access Bank II also includes sophisticated management capabilities such as an optional Ethernet simple network management protocol ("SNMP") local area network management connection for configuration and monitoring.

   Access Exchange-Released: April 1998

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

   Wide Bank Products

   The Wide Bank DS3 and STS-1 access products were engineered to replace old-generation equipment and dramatically reduce the size and power requirements of older communications equipment. In addition, the Wide Bank products utilize new levels of software integration over older equipment to provide a feature-rich and cost-effective platform supporting full high- and low-speed redundancy, hitless T3 and STS-1 network protection, built-in Network Interface Units and Bit Error Rate Test capabilities. The Wide Bank products also conform to the most popular management schemes used by our service provider customers, including SNMP via Ethernet, local or remote Command Line Interface and Transaction Language 1 ("TL1"). Certification to Network Equipment Building Systems ("NEBS") enables installation in a wide-array of service provider environments including central offices and co-location facilities while the modular design permits a platform cost and configuration to be matched exactly to the service provider needs.

   Wide Bank 28/DS3 Multiplexer- Released: November 1997

   Our Wide Bank 28/DS3 Multiplexer connects a high bandwidth digital T3 (672 telephone line equivalents) network access line to 28 T1 or 21 E1 service connections. The Wide Bank 28 allows communications service providers (wireline and wireless), Internet Service Providers, Enterprise, and Government customers to consolidate multiple T1s or E1s into T3 services to reduce monthly access costs. The Wide Bank 28 also provides redundant T3 service distribution from digital radio connections, T1 service expansion from fiber multiplexers and connects T3 incumbent local exchange carrier services to Internet service providers' remote access servers. The Wide Bank 28 is used by wireless service providers to provide T3 to T1 conversion, T1 circuit grooming, network protection, and remote management using the C-Bit T3 overhead of their high-bandwidth digital wireline and digital radio connections. These connections typically provide the backbone links between mobile radio (cellular or PCS) transmission sites. The Wide Bank 28 incorporates T1 Network Interface Unit functionality to eliminate additional equipment and installation labor costs for service providers. A Maintenance Service Option (MSO) is available for providing testing and maintenance capabilities without disruption of services by field technicians.

   Wide Bank 28 is NEBS Level 3 certified and offers the features and performance in compliance with NEBS Level 3 criteria as outlined by Telcordia Technologies for Central Office equipment. The NEBS certification allows service providers to install the Wide Bank 28 in central office locations where the product is designed to operate under electrical and physical environmental stresses such as electromagnetic interference, high and low temperature range and earthquake and vibration conditions. The Wide Bank 28 offers multiple management controls and TL-1 Management Control. In addition a Java-based Graphical User Interface for ease of operations and management on the service providers' network, as well as a SNMP systems enterprise MIB providing ease of integration with existing Network Management Systems.

   Wide Bank 28/STS-1 Multiplexer- Released: June 1999

   The Wide Bank 28/STS-1 Multiplexer cost-effectively delivers T1 service connections from SONET STS-1 electrical interfaces. This addition to our widely accepted and deployed Wide Bank 28 products offers new capabilities for high-bandwidth network access technology.

   The Wide Bank 28/STS-1 Multiplexer reduces the overall cost of deploying T1 services at service provider Local Digital Switch (LDS), collocation, Point-of-Presence (POP), Service Access Point (SAP) and on-network building locations. Our Wide Bank 28/STS-1 Multiplexer is designed to eliminate the additional expense of transmultiplexing T3 signals over SONET for fiber transport and reduce the amount of stranded bandwidth within the SONET shelf, while greatly decreasing the cost per T1 connection provided to service provider customers. High-capacity SONET add/drop multiplexers and digital radios can be more economically deployed to provide high-capacity T1 services.

   The Wide Bank 28/STS-1 Multiplexer optimizes valuable space in central offices, co-location, or digital loop carrier cabinets. Services can be added in scalable quad T1 increments, suiting applications from small outside cabinets to large switching centers.

   The Wide Bank 28/STS-1 Multiplexer offers SNMP, Telnet, and TL-1 management options as well as alarm reporting and performance monitoring to the Virtual Tributary 1.5 (VT1.5) tributary-based DSX-1 services, enabling service providers to gain the cost and management advantages of STS-1 interconnections in a very compact, scalable network product.

   Access Navigator Products

   The Access Navigator products include: the Access Navigator/DCS Service Manager, providing a cost effective 1/0 cross-connect solution; the Access Navigator/GR-303 + Data Host, providing an easy to manage GR-303 host solution; and the most recent addition to the product, the Navigator Valet Graphical User Interface configuration tool.

   With both NEBS and customer premises certifications, we designed the Access Navigator products to be located in service provider racks or on end user customer walls. The Access Navigator products combine the power of a 32 T1 digital cross connect system with remotely managed demarcation and small space requirements. Integrated testing and optional common equipment redundancy ensure carrier-class service availability. The Access Navigator products were designed to significantly reduce space, power and installation labor as compared to old generation digital cross connect and channel service equipment.

   Access navigator products provide management access via Ethernet SNMP, Telnet CLI, RS-232 CLI, Navigator Valet Graphical User Interface, and GR-303 EOC (for the GR-303 + Data Host version). Flow-through provisioning and testing control over ESF T1 connections, from the Access Navigator to our Access Bank II and Adit 600 units, are designed to allow service providers to add new services remotely, reduce service provider truck rolls and improve voice and Internet service availability at customer premise locations.

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

     By using smaller cross connects our wireless service provider customers are able to reduce initial capital costs and increase service revenue from existing hub sites.

   Access Navigator/GR-303 + Data Host - Released: January 1999

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

   Navigator Valet: - Released: January 2000

   The Navigator Valet provides a Graphical User Interface that eases the configuration of system parameters and cross connection mappings. The Navigator Valet can be used in a standalone configuration or in conjunction with a customer's upper level Network Management System.

   Adit Products

     The Adit products are a line of CSTs and are providing up to 4 eight voice channels and are designed to bring next-generation technologies to today's telecommunications networks. The Adit products are designed as a modular, scalable solution to help service providers deliver the technologies and services their customers are demanding. Currently, the Adit products support in-demand features such as a wide range of analog telephony; ISDN BRI; Centrex Services and high speed internet and video. Future additions to the modular service cards will let customers deploy new services quickly, easily, and inexpensively.

   Adit 600 - Released: December 1999

   Adit 600 builds on Access Bank concepts, doubling voice circuit density, and is designed to add digital subscriber line transport, ISDN BRI, integrated routing, and expandable V.35 port capacity. Data and voice traffic can be groomed directly across 18 T1/E1s (up to 512 DS0s) with the integrated 1/0 digital cross connect at a fraction of the cost and size of previous solutions.

   A unique feature of the Adit 600 is its ability to support TDM, designed with a migration path for asynchronous transfer mode, or inverse multiplexing over asynchronous transfer mode network connections. Bandwidth can grow seamlessly as end user customer service needs increase. The product architecture is designed for scalability for communications service providers, allowing them to deliver additional services to end users and grow their access solution set as their business grows, without costly replacement of customer located equipment.

   Adit 105 - Introduced: December 2000

   The Adit 105 is designed to enable deployment of integrated voice and data DSL services. The Adit 105 supports delivery of up to 8 telephone line equivalents of voice services plus Ethernet data over xDSL transport interfaces using ATM. The first release of the Adit 105 works with the Lucent Stinger SDSL and Jetstream ATM voice gateway platforms. Support for the DSLAM and ATM voice gateway platforms is planned. The Adit 105 is designed for safety, convenience, and easy installation.

   Broadmore Product

   Broadmore - Released: October 2000

   The new Carrier Access Broadmore product supplies OC-3c, DS-3, and T1/E1 services via broadband ATM service provisioning and management. An OC3-12c network connection feeds circuit emulated private line, traditional TDM, and carrier interconnections into a converged ATM core transport network. Our 1700 product fills the service creation gap between low-cost DWDM optical transport and user services. The product is available for shipment with OC-12c, OC-3c, and SDH network interfaces, and T3 or T1/E1 service interfaces. Structured T3 and OC-3 SONET interfaces are planned, to convert standard SONET TDM access to broadband ATM optical cores.

Customers

   To date, a significant portion of our sales are made through third-party distributors to communications service providers, such as competitive local exchange carriers, Internet service providers, independent operating carriers, independent local exchange carriers, utilities and wireless service providers who provide enhanced voice and high-speed data and Internet services to end user businesses. In addition, we sell our products through direct sales to this same customer base principally through volume purchase agreements.

   Our customer base is distributed over 1,873 end users, however sales are concentrated among a small number of distributors and service provider customers that have historically accounted for a majority of our net revenue. For the year ended December 31, 2000, Walker & Associates and ADC Telecommunications accounted for 17% and 16%, respectively, of net revenue. In 1999, Walker & Associates and ADC Telecommunications accounted for 27% and 14%, respectively, of net revenue. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of service provider customers who are primarily competitive local-service providers and wireless. We believe that in 1999, approximately 75 service provider customers were the end users representing approximately 85% of our net revenue and that in 2000, approximately 35 service provider customers were the end users representing approximately 74% of our net revenue.

   Sales, Marketing and Customer Support

   Sales. We currently employ a leveraged sales model consisting of a direct sales and sales engineering force, which works with strategic accounts and with our third-party distributors to identify potential customers and provide pre-and post-sales support to our service provider customers and other end users. Sales to third-party distributors accounted for the majority of our revenues for the years ended December 31, 1999 and December 31, 2000.

   Third-Party Distributors. Our distributors are responsible for fulfilling product orders and warehousing product as well as identifying potential customers. We establish relationships with distributors through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the distributors, do not prevent the distributors from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of our products, although the contracts may be terminated at our discretion if specified sales targets and end user satisfaction goals are not attained. We occassionally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the financial condition of certain of our distributors; however, we are aware that some of our distributors have limited financial and other resources, which could impair their ability to pay us. Although the financial instability of these certain distributors has not limited any distributor's ability to pay us for our products to date, we cannot assure you that any bad debt we incur will not exceed our bad debt reserves or that the financial instability of one or more of our distributors will not harm our business, or results of operations. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced, and may in the future reduce, planned purchases of our products due to overstocking. Moreover, distributors who have overstocked our products have in the past reduced, and may in the future reduce, their inventories of our products by selling such products at significantly reduced prices. Any such reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future could reduce the demand for our products, create conflicts with other distributors or otherwise harm our business. In addition, three times a year, some of our distributors are allowed to return a maximum of fifteen percent of the unsold products held in stock by such distributor, which were purchased within the four-month period prior to such return date, for an equal dollar amount of new equipment.

   While to date these returns have not had a material impact on our results of operations, these returns through stock rotation could harm our future operations. We believe we have made adequate allowances to provide for these returns. We are generally required to give our distributors a 60-day notice of price increases or decreases. In addition, we grant certain of our distributors "most favored customer" terms, pursuant to which we have agreed to not knowingly grant another distributor the right to resell our products on terms more favorable than those granted to the existing distributor, without offering equally favorable terms to the existing distributor. These price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which would harm our business and results of operations.

   Direct Sales. A significant portion of the sales of our products is made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers. We have limited knowledge of the financial condition of certain of our direct customers; however, we are aware that some of our direct customers have limited financial and other resources that could impair their ability to pay us. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition or results of operations. Any reduction in planned purchases by direct customers in the future could harm our business. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which would harm our business and results of operations. Our direct customers do not have any obligation to purchase additional products, and accordingly they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders would harm our business.

   Sales Engineering. Our sales group including Sales and Sales Engineering is responsible for product configuration, evaluation, installation and telephone presales support activities. Our sales engineering strategy focuses on assisting service providers and end users in rapidly integrating our products into their networks. The sales engineering support group identifies service provider and end user leads and, based on initial presentations, provides evaluation units for trial in communication service provider and end user networks. After successful trial and approval, the service provider or end user is provided with product installation and maintenance training. The sale of our products averages between four and twelve months in the case of certain service providers (including competitive local exchange carriers and service providers), but can take significantly longer in the case of independent local exchange carriers and certain distributors and other end users. Initially, our sales engineering support group is involved in educating service providers and end users on the functionality and benefits that may be derived from using our products. Subsequently, members of both our sales engineering and research and development organizations are involved in providing the service provider or end user with the required training and technical support to integrate our products into a new application or service.

   Marketing. Our marketing organization develops strategies for products and, along with the sales force, develops key account strategies and defines product and service functions and features. Marketing is responsible for sales support, request for information, request for quotes and request for proposals, in-depth product presentations, interfacing with operations, setting price levels, developing new services/business opportunities and writing proposals in response to customer requests for information or quotations.

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

Competition

     There is intense competition in the telecommunications equipment market with a large number of suppliers providing a variety of products to diverse market segments. We believe that the principal competitive factors in our markets include: performance and reliability; flexibility, scalability and ease-of-use; breadth of features and benefits; end-to-end management systems, and lower initial and lifetime costs. We believe our product solutions compete favorably with respect to each of these factors.

     Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank and Adit 600 products include Adtran, Inc. ("Adtran"), Advanced Fibre Communications, Inc. ("AFC"), Cisco Systems, Inc. ("Cisco"), General DataCom Industries, Inc. ("General DataCom"), Lucent Technologies, Inc. ("Lucent"), NEC USA, Inc. ("NEC"), Newbridge Networks Corporation ("Newbridge"), Northern Telecom Limited ("Nortel"), PairGain Technologies, Inc. ("Pairgain"), Paradyne Corporation ("Paradyne"), and other small private companies. Our principal competitors for the Adit 105 include Polycom, Efficient Networks, VINA Technologies, Jetstream, Accelerated Networks, Cisco, and CopperCom. Our principal competitors for our Wide Bank products include Adtran, Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), NEC, Nortel, and other small private companies. Our principal competitors for our Access Navigator products include AFC, Alcatel, Cisco, Lucent, Newbridge, Nortel, Telect, Inc. ("Telect"), Tellabs, Inc. ("Tellabs") and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our product lines. In addition, many start-up companies have recently begun to manufacture products similar to those offered by us. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products in competition with us.

     Many of our current and potential competitors are substantially larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, these competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. These competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. Many communications companies have large internal development organizations that develop software solutions and provide services similar to our products and services. These communications companies also make a regular practice of acquiring smaller technology companies to gain entrance into our markets, further accelerating their product development efforts. Some of our competitors currently offer more lucrative financing alternatives to their customers than we provide at this time. We expect our competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products and services, which could result in continued intense price competition or could make our products and services or technologies obsolete or noncompetitive. To be competitive, we will be required to continue investing significant resources in research and development and sales and marketing. We may not have sufficient resources to make such investments or to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business.

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

Research and Product Development

     We focus our development efforts on providing enhanced functionality to our existing products, including total network solutions and performance and the development of additional software-based features and functionality. Extensive product development input is obtained from customers and our monitoring of end user needs and changes in the marketplace. Our current product development focus has been on developing digital broadband access solutions and completing new products such as the recently introduced Adit and Broadmore products. We believe that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $5.6 million, $13.6 million and $28.7 million in 1998, 1999 and 2000, respectively. We perform our research and product development activities at our principal offices in Boulder, Colorado and Tulsa, Oklahoma. We added an additional research and product development center in Roanoke, Virginia when we acquired Millennia Systems, Inc. in August of 2000. Also, in February of 2001 we added a research and development center in Camarillo, CA. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

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

     As of March 31, 2001, we had been issued eight U.S. patents and we had nine U.S. patent applications pending. The issued patents cover various aspects of voice and data circuits, switching technologies and redundancy. The U.S. patents begin to expire in the year 2015. We also have eight U.S. trademark applications pending, five international trademark applications pending, and four trademarks registered. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If claims asserting that our products infringed proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.

Employees

     At March 1, 2001, we employed 460 full-time employees in 26 states. Additionally, we employ a number of engineering and other employees on a part-time basis. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good. The loss of any of our key management or technical personnel could harm our business.

     Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. In an effort to attract and retain such employees, we continue to offer employee benefit programs that we believe are at least equivalent to those offered by our competitors. Despite these programs, we, along with most of our competitors, have experienced difficulties at times in hiring and retaining certain skilled personnel. In critical areas, we have utilized consultants and contract personnel to fill these needs until full time employees could be recruited. We have never experienced a work stoppage, none of our domestic employees are represented by a labor organization, and we believe our employee relations to be good.

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


We Have a Limited Operating History.

     We have a limited operating history. We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we have been profitable on an annual basis in recent years, we had a loss from operations of $2.1 million in the fourth quarter of 2000. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

 .  significant fluctuations in quarterly operating results;

 .  the intensely competitive market for communications equipment;

 . the expenses and challenges encountered in expanding our sales, marketing and research and development infrastructure;

 . the risks related to our timely introduction of new packet based products and product enhancements; and

 . the risks associated with general economic conditions, particularly as they may effect the communications equipment industry.

     Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Growth Rates.

     Although our revenues grew significantly from fiscal 1998 to 2000, these growth rates may not be sustainable, as is evidenced by our Wide Bank revenue, and you should not use these past results to predict future revenue or operating results. Additionally, our revenues in the third and fourth quarters of 2000 fell short of initial management estimates, and we experienced a decrease in revenues and an operating loss in the fourth quarter of 2000. We cannot guarantee that the Company will not have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

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

     A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases.
The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the third and fourth quarters of 2000, we experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would harm our operating income for a quarter or series of quarters, especially since operating expenses in a quarter are relatively fixed, and these fluctuations could affect the market price of our common stock.

     Because most all of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end users of their products for longer periods of time. Moreover, the current downturn in general economic conditions has lead to significant reductions in customer spending for telecommunications equipment, which has resulted in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues fall below the expectations of securities analysts and investors, the trading price our common stock could significantly decline, as we experienced in the third and fourth quarters of 2000.

We Depend on Emerging Service Providers for Substantially All of Our Business.

     Our customers have consisted primarily of competitive local exchange carriers and, to a lesser extent, long distance service providers, Internet service providers, independent operating carriers and wireless service providers. The market for the services provided by the majority of these service providers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many new and existing service providers are continuing to build their networks and infrastructure and rolling out their services in new geographical areas. These new service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential emerging service provider customers cannot successfully raise the needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these service providers' capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

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

Our Markets are Highly Competitive and Have Many More Established Competitors.

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank and Adit product include Accelerated Networks, Adtran, AFC, Cisco, Copper Com, Efficient Networks, General Datacom, Jetstream, Lucent, NEC, Newbridge, Nortel, Pairgain, Paradyne, Polycom, VINA Technologies and other small private ompanies. Our principal competitors for our Wide Bank product include Adtran, Alcatel, NEC, Nortel and other small private companies. Our principal competitors for our Access Navigator product include AFC, Alcatel, Cisco, Lucent, Newbridge, Nortel, Telect, Tellabs and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

     Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion and sale of their products. Such competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. Many telecommunications companies have large internal development organizations that develop software solutions and provide services similar to our products and services. We expect our competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or noncompetitive.

     To be competitive, we will have to continue to invest significant resources in research and development and sales and marketing. We may not have sufficient resources to make such investments or be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would harm our business.

We Are Substantially Dependent on Our Distribution Channels.

     To date, a large portion of the sales of our products has been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

 .  In 1998, Walker and Associates, Phillips Communications and Telsource
   Corporation accounted for 43%, 15% and 13% of net revenue, respectively.

 .  In 1999, Walker and Associates and ADC Telecommunications, Inc. accounted for
   27% and 14% of net revenue, respectively.

 .  For the year ended December 31, 2000 Walker and Associates and ADC
   Telecommunications, Inc. accounted for 18% and 16% of net revenue respectively.

     We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business would be harmed.

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

     We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking occurred in the fourth quarter of 2000 and may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future, could reduce the demand for our products, create conflicts with other distributors or otherwise harm our business. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns. We believe we have made adequate allowances for these returns to date.

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

General Economic Conditions Could Continue to Harm our Business

     We have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by the end user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business in the second half of 2000, and most severely in the fourth quarter, and if the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the second half of 2000 some service providers, which comprise our principal customers, experienced capital budget constraints, which caused financial troubles for these companies. This combined with service delays slowed the expected growth in this market which, in turn, resulted in our lower than expected revenues in the third and fourth quarters of 2000. If service providers continue to experience problems, our business may continue to be adversely impacted.

We are Substantially Dependant on Our Direct Sales and Direct Customers.

     Currently, a significant portion of the sales of our products is being made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

     We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers have limited financial and other resources that could impair their ability to pay us. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition or results of operations.

     Any reduction in planned purchases by direct customers could harm our business. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, harm our business.

     Our direct customers do not have any obligation to purchase additional products, and accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order without penalty. Any such termination, change, reduction or delay in orders would harm our business.

Our Growth is Dependent Upon Successfully Maintaining and Expanding Our Distribution Channels and Direct Sales.

     Our future net revenue growth will depend in large part on the following factors:

 .  our success in maintaining our current distributor and direct relationships;

 . diversifying our distribution channels by selling to new distributors and to new direct customers; and

 . improvement in general economic conditions and available funding for service providers.

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

Our Operating Results Are Substantially Dependent on Sole and Single Source Suppliers.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately fifteen key components from vendors for which there is currently no substitute, and we purchase over one hundred and twenty key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all.
In such event, our business would be materially harmed.

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

Our Ability to Meet Customer Demand Depends on the Availability of Our
Components.

     Our distributors and direct customers frequently require rapid delivery after placing an order. Because we do not maintain significant component inventories, delays in shipment by one of our suppliers have lead to lost sales and sales opportunities. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If distributor orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could harm our business.

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

     Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, Corporate Development Officer and key management, sales, engineering, finance, customer support and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger Koenig, President and Chief Executive Officer, who co-founded us, could harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

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

     The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our introduction of new or enhanced products will also require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features which were included in subsequent release of such product. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

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

We Face Risks Associated with Acquisitions.

     In 2000 we acquired Millennia Systems, Inc. and certain product lines of Litton Network Access Systems ("LNAS"), and we may acquire or make similar such investments in complementary companies, products or technologies in the future. We face uncertainty in successfully integrating the acquired business of Millennia Systems, Inc. and the acquired assets of LNAS. In addition, if we buy a company, we could have difficulty in integrating that company's personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, amortize expenses related to goodwill and other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

     We cannot assure you that we will be successful in overcoming these or any other significant risks encountered in any acquisition we may make. The failure to achieve the anticipated benefits of these or any future acquisitions, or to successfully integrate the acquired operations, could harm our business and results of operations.

Our Products May Suffer From Defects or Errors That May Subject Us to Product Returns and Product Liability Claims.

     Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects or failures are possible in our current or future products or enhancements. If such defects occur after commencement of commercial shipments, the following may happen:

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

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating
Results.

     The sale of our broadband digital access products averages approximately four to twelve months in the case of service providers, but can take significantly longer in the case of incumbent local exchange carriers and other end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a service provider's budgetary constraints, (2) distributor or service provider internal acceptance reviews,
(3) the success and continued internal support of a service provider's own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or service providers. In addition, as service providers have matured and grown larger, their purchase process may become more institutionalized, and it will become increasingly difficult, and requires more of our time and effort, to gain the initial acceptance and final adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our service provider's products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

     We require substantial working capital to fund our business. As of December 31, 2000, we had approximately $52.0 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

Continued Expansion of the Market for Communications Services is Necessary for Our Future Growth.

     Our success will also depend on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the second half of 2000 adverse changes and economic conditions adversely impacted the market for the communications services. If the current economic slowdown continues or worsens the market for communications services will continue to be effected which would subsequently have an adverse affect on our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

     We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2001, we have a total of eight U.S. patents and we have nine additional patents that are pending issuance. We also have four U.S. registered trademarks, eight U.S. trademark applications pending and five international trademark applications pending. We have entered into confidentiality agreements with our employees and consultants and entered into non-disclosure agreements with our suppliers, customers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

Our Stock Price Has Been Highly Volatile.

     The market price of our common stock has been and is likely to continue to be subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or recommendations by securities analysts, regulatory developments and other events or factors. In addition, the stock market in general and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may harm the market price of our common stock. Our stock price and the stock market in general have been particularly volatile in recent quarters.

We are Controlled by a Small Number of Stockholders.

     Our members of the Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 57.4% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, our Chief Executive Officer and Corporate Development Officer, respectively, are married and together beneficially own approximately 55.8% of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer or prevent a change in control and may harm the voting and other rights of other holders of our common stock.


ITEM 2.  PROPERTIES

     Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease expiring December 31, 2009. As of December 31, 2000, the annual base rent for this facility was approximately $776,553. We also have a research and development facility consisting of approximately 15,000 square feet of office space in Tulsa, Oklahoma, a research and development facility consisting of approximately 17,000 square feet of office space in Roanoke, Virginia and a research and development facility consisting of approximately 14,500 square feet of office space in Camarillo, CA.

     Our principal manufacturing and shipping facilities consists of approximately 97,000 square feet of space in Boulder, Colorado. We occupy these premises under a lease expiring November 13, 2005. As of December 31, 2000, the annual base rent for this facility was approximately $365,613.

     In addition to our principal office space in Boulder, Colorado, we lease approximately 14,000 square feet of additional office space in Boulder, which is currently subleased. We also lease an office in Greensboro, NC for our field sales and support organization. We believe that our current facilities and planned expansions are adequate to meet our needs through the next twelve months. See "Business-Risk Factors Our Quarterly Results Fluctuate Significantly and We May Not be Able to Maintain Our Existing Growth Rates and Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all our executive officers as of March 1, 2001 are listed below, followed by a brief account of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of the Stockholders. There are no family relationships among these officers, other than between Mr. Koenig and Ms. Pierce, who are married, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

        Name                               Age          Position
        -----------------------------------------------------------------------------------------------------------------------
        Roger L. Koenig................     46       President and Chief Executive Officer
        Nancy Pierce...................     43       Corporate Development Officer, Treasurer and Secretary
        Tim Anderson...................     41       Chief Financial Officer, Vice President of Finance and Administration
        Mark D. Herbst.................     40       Chief Operations Officer

     Roger L. Koenig. Mr. Koenig has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since the Company's inception in September 1992. Prior to co-founding the Company, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, an equipment systems integration and consulting firm. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.

     Nancy Pierce. Ms. Pierce has served as Corporate Development Officer since April 2000. Ms. Pierce has served as the Treasurer, Secretary and a Director of the Company since its inception in September 1992. Ms. Pierce held previous positions within the Company of Corporate Controller, Chief Financial Officer, and Vice President-Finance and Administration. Prior to co-founding the Company, Ms. Pierce served as the Controller of Koenig Communications, a systems integration and consulting firm. Prior to joining Koenig Communications, Ms. Pierce was a systems analyst at IBM Corporation and an internal auditor at ROLM Corporation. Ms. Pierce received a B.S. from Colorado State University and a M.B.A. from California State University, Chico.

     Tim Anderson. Mr. Anderson has served as Chief Financial Officer and Vice President of Administration since April 2000. Mr. Anderson has served as the Vice President of Finance since July 2000. Mr. Anderson previously held the position within the Company of Corporate Controller, since February 1996. Prior to joining the Company, Mr. Anderson served as the Controller of RIK Medical LLC from September 1994 to February 1996. Mr. Anderson received a B.S. and M.B.A. from the University of Colorado and is a Certified Management Accountant.

     Mark D. Herbst. Mr. Herbst has served as Chief Operations Officer since January 2001. Mr. Herbst previously held the position within the Company of Vice President of Operations, since June 2000. Prior to joining the Company, Mr. Herbst served as the Senior Vice President for the Dii Group, a leading provider of contract electronics manufacturing solutions, from July 1987 to May 2000. Mr. Herbst received a B.S. in accountancy from Northern Arizona University.

                                    PART II

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

     YEAR ENDED DECEMBER 31, 2000                  HIGH          LOW
     ----------------------------                  ----          ---

         First quarter ended March 31, 2000        $69.938     $ 44.00
         Second quarter ended June 30, 2000        $52.875     $33.563
         Third quarter ended September 30, 1999    $66.938     $19.813
         Fourth quarter ended December 31, 2000    $20.875     $ 6.750

     On March 1, 2001, the last reported sale price of the Registrant's common stock was $5.656 per share. As of March 1, 2001, there were approximately 119 record holders of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders. We have never declared cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     (b) Recent Sales of Securities

     We issued an aggregate of 163,004 shares of common stock pursuant to the acquisition of Millennia Systems, Inc. These shares were issued without registration under the 1933 Securities Act in reliance upon the exemptions under
Section 4(2) and Regulation D. The shares were exchanged for the capital stock of Millennia Systems, Inc.

     In reliance on Rule 701 promulgated under the Securities Act of 1933, during the year ended December 31, 2000, we issued an aggregate of 1,618,890 shares of common stock pursuant to the exercise of stock option grants under our 1998 Stock Option Plan.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements. The information set forth below should be read in connection with our audited consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" included elsewhere in this Annual Report.

Consolidated Financial Highlights

                                                              As of or for the Year Ended
                                                                     December 31,
                                                 --------------------------------------------------------
                                                         (In thousands, except per share data)
                                                   1996       1997       1998         1999         2000
                                                 --------   --------   --------    ---------    ---------
     Revenue, net.............................   $  5,809   $ 18,719   $ 48,133    $ 108,815    $ 148,050
     Gross profit.............................   $  2,525   $  9,250   $ 25,066    $  63,316    $  81,281
     Operating income (loss)..................   $   (100)  $  2,346   $  9,437    $  33,106    $  23,269
     Net income (loss)........................   $    (76)  $  1,735   $  6,949    $  23,565    $  18,550
     Net income (loss) available
       to common stockholders.................   $   (361)  $    614   $  5,363    $  23,565    $  18,550
     Income (loss) per share:
       Basic..................................   $  (0.03)  $   0.04   $   0.29    $    0.98    $    0.76
       Diluted................................   $  (0.03)  $   0.04   $   0.28    $    0.93    $    0.74
     Working capital..........................   $  2,941   $ 16,615   $ 60,571    $  90,153    $  99,851
     Total assets.............................   $  4,822   $ 21,680   $ 72,313    $ 108,345    $ 149,515
     Redeemable preferred stock...............   $  3,722   $ 17,358   $      -    $       -    $       -
     Stockholders' equity.....................   $   (158)  $    560   $ 63,358    $  97,234    $ 132,797

     (1) No cash dividends were paid for any of the years presented. We paid distributions to shareholders while a Subchapter S Corporation totaling $48,000 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of these words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Factors that might cause our future results to differ materially from those discussed in the forward-looking statement include, but are not limited to, those discussed under Item 1 - "Business-Risk Factors" and elsewhere in this Form 10-K Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     We are a leading provider of broadband access equipment solutions to communications service providers, including competitive local exchange carriers, incumbent local exchange carriers, independent operating companies, Internet service providers, interexchange carriers and wireless mobility service providers. Carrier Access products are used for the provisioning of enhanced voice and high-speed data and Internet services by service providers to businesses, government and enterprise end users. Carrier Access' Access Bank, Wide Bank, Access Navigator, Adit and Broadmore products are connected to T1, high-bit-rate digital subscriber line, digital radio, T3 and optical access and transport networks.

     Our digital equipment provides a "last mile" solution for the distribution and management of high bandwidth services from service providers throughout the United States. Reaching large numbers of consumers using voice and high-speed Internet access requires connectivity from service providers to end users. Installation of our central office communications and customer-located voice and data communications equipment enables this connectivity. Our products allow service providers to cost-effectively connect end users to their network products, decrease ongoing transmission equipment and maintenance expenses, while enabling new service delivery, such as integrated voice, video, data and high-speed Internet access. Our products enable high bandwidth digital deployments targeted at end users requiring between four and 2,800 telephone and data line equivalents of bandwidth. We believe that over 500 service providers and 1,875 other end users have purchased our products directly or through our distributors.

     We were incorporated in September of 1992 as a successor company to Koenig Communications, an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the introduction of the Access Bank products. In the fourth quarter of 1997, we began commercial deployment of our Wide Bank products and in January of 1999, we began commercial deployment of our Access Navigator products. In December of 1999 we began deployment of the first of our Adit products. In October of 2000 we acquired the Broadmore products. Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets.

     Our net revenue is derived from the sales of broadband digital access equipment and accessories. We recognize revenue upon shipment of product from our distribution facility to our distributors' warehouses and direct customers. See Note 1 of Notes to Consolidated Financial Statements. In 1997, our Access Bank products and the Wide Bank products accounted for approximately 68% and 27%, respectively, of our net revenue. In 2000, our Access Bank products, Adit products, Wide Bank products, Access Navigator products, and Broadmore products accounted for approximately 12.6%, 14.9%, 57.1%, 9.4% and 1.0%, respectively, of our net revenue.

     Most of the sales of our products have historically been through distributors. Our distributors are responsible for warehousing product and fulfilling product orders as well as identifying potential service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors. In 1998, Walker, Phillips and Telsource accounted for 43%, 15% and 13% of net revenue, respectively. In 1999, Walker and ADC accounted for 27% and 14% of net revenue, respectively. In 2000, Walker and ADC accounted for 17% and 16% of net revenue, respectively. We expect that sales of our products will continue to be made to a small number of key distributors. Accordingly, the loss of, or reduction in sales to, any of our key distributors could have a material adverse effect on our business. See Note 9 of Notes to Consolidated Financial Statements. In addition, significant portions of the sales of our products are currently being made through direct sales. As a result, our continued success also depends on building and maintaining good relations with our direct customers.

     We have limited knowledge of the financial condition of certain of our customers. However, we are aware that some of our customers have limited financial and other resources, which could impair their ability to pay us. While we believe we have adequately provided for uncollectable accounts, we cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our customers will not harm our business, financial condition or results of operations.

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

     Our customers do not have any obligation to purchase additional products, and accordingly, they may terminate their purchasing arrangements with us, or, as occurred in the fourth quarter of 2000, significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business.

     In addition to being dependent on a small number of distributors and direct customers for a majority of our net revenue, we believe that the end users of our products consist of a limited number of service provider customers who are primarily competitive local exchange carriers. We believe that in 1999, thirty-five (35) service provider customers, indirectly, accounted for 83% of our net revenue and that in 2000, approximately thirty-five (35) service provider customers, indirectly, accounted for 74% of our net revenue. In particular, we believe that one of these service provider customers accounted for more than 10% of our net revenue in 2000. See Note 8 of Notes to Consolidated Financial Statements. None of these customers has any obligation to purchase additional products or services. Accordingly, there can be no assurance that present or future customers will not terminate their purchasing arrangements with us or our distributors or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business. We generally provide our distributors with limited stock rotation and price protection rights, and we have granted certain of our distributors "most favored customer" terms. There can be no assurance that these stock rotation rights, price protection rights or most favored customer provisions will not have a material adverse effect on our business, operating results or financial condition.

     We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts take effect and as competition intensifies, among other factors. In 2000, we reduced the price of our Wide Bank and Access Bank products, and we expect to make further price reductions in 2001 with respect to certain Access Bank and Wide Bank products. In addition, discounts to distributors and direct customers vary among product lines and are based on volume shipments, both of which affect gross margins. We believe our gross margins are likely to fluctuate based on product and channel mix. Gross margins will also likely be reduced from time to time by new product introductions.

     In August of 2000, we acquired all of the issued and outstanding common stock of Millennia Systems, Inc. for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $0.4 million, for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets which is being amortized on a straight-line basis over periods ranging from three to five years.

     In October of 2000, we acquired the ATM product lines of LNAS, a division of Litton Systems, Inc. located in Roanoke, Virginia. The new Carrier Access Broadmore product supplies OC-3c, DS-3, and T1/E1 services via broadband ATM service provisioning and management. We acquired the product lines for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million was allocated to goodwill and other intangible assets that are being amortized on a straight-line basis over periods ranging from three to five years.

Results of Operations

                                                                                             Year Ended December 31,
                                                                                  ----------------------------------------
     (In thousands, except percentages and per share amounts)                       1998            1999            2000
                                                                                  --------        --------        --------
     Net revenue.......................................................           $ 48,133        $108,815        $148,050
     Gross margin as a percentage of revenue...........................                 52%             58%             55%
     Net income available to common stockholders.......................              5,363          23,565          18,550
     Income per share (diluted)........................................           $   0.28        $   0.93        $   0.74
   -----------------------------------------------------------------------------------------------------------------------

     For 2000, our net revenue increased to $148.1 million compared to $108.8 million and $48.1 million for the years ended December 31, 1999 and 1998 respectively. These increases in net revenue were due to a significant increase in the sales of all products, including the Adit and Access Navigator products, enhancements to existing products and increased acceptance of the Wide Bank products. For 2000, our net income decreased to $18.6 million from $23.6 million and $5.4 million for the years ended December 31, 1999 and 1998 respectively. Net income was lower in 2000 due to lower than anticipated net revenue in the second half of 2000, particularly in the fourth quarter which resulted in increased operating expenses as a percentage of net revenue and a decrease in gross margin. Our gross margin was 55%, 58% and 52% for the years ended December 31, 2000, 1999 and 1998 respectively. Operating expenses increased as employees were added to develop, market, and sell new and existing products. Operating expenses also increased due to amortization of goodwill and other intangibles related to the acquisitions of Millennia Systems, Inc. and LNAS.

Net Revenue and Cost of Sales

                                                                                           Year Ended December 31,
                                                                             ----------------------------------------------
     (In thousands)                                                            1998               1999               2000
                                                                             --------           --------           --------
     Net revenue.......................................................      $ 48,133           $108,815           $148,050
     Cost of sales.....................................................        23,067             45,499             66,679

     Net revenue for 2000 was $148.1 million. This represented an increase of $39.2 million or 36% from the $108.8 million of net revenue in 1999. The increase was due to the introduction of the Adit products along with increases in the sale of existing products to distributors and other direct customers. Net revenue increased to $108.8 million in 1999 from $48.1 million in 1998, representing an increase of $60.7 million or 126%. These increases were attributable to the increased sales of existing products and enhancements in the Access Bank and Wide Bank products. We anticipate that sales for the Wide Bank and Access Navigator and Adit products will increase at a greater rate than the Access Bank products. The Broadmore product was acquired in October of 2000 and we believe trial and evaluations of this product will convert into customer sales in 2001. The timing and quantities of orders for our products may vary from quarter to quarter in the future. This is due to factors such as demand for the products and ordering patterns of distributors and other direct customers. We believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results; we anticipate that such fluctuations will occur.

     During 2000, the majority of sales of our products was made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increasing our sales to our direct customers. In 2000, Walker and ADC accounted for 17% and 16% respectively, of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors and other direct customers. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or key direct customers could have a material adverse effect on our business, financial condition or results of operations. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers who are primarily competitive local exchange carriers. In 2000, we believe, based on information provided to us by our distributors, that one of these end user customers' purchases were in excess of 10% of our revenue.

     Costs of sales increased to $66.7 million for 2000 compared to $45.5 million for 1999 and $23.1 million in 1998. In each year, the increase was primarily attributable to increased product shipments, partially offset by cost reductions in existing product platforms.

                                                                                           Year Ended December 31,
                                                                             ----------------------------------------------
     (In thousands)                                                            1998               1999               2000
                                                                             --------           --------           --------
     Gross profit......................................................      $ 25,066           $ 63,316           $ 81,281
     Gross margin......................................................            52%                58%                55%

     Our gross profit for 2000 was $81.3 million. This represents an increase of $18.0 million or 28% from the 1999 gross profit of $63.3 million. Gross margin decreased to 55% in 2000 from 58% in 1999. The decrease in gross margin was driven primarily by lower than anticipated revenue in the second half of 2000, particularly the fourth quarter, decreases in selling prices, and the introduction of the Adit products which experienced higher production costs typical of new product introductions. These decreases were partially offset by cost reductions. Gross profit was approximately $63.3 million in 1999, an increase from $25.1 million in 1998. This 153% increase was caused by the increased shipments of our products partially offset by cost reductions. Gross margins for 1999 and 1998 were 58% and 52%, respectively. We believe that gross margins will decline if pricing declines occur in our products at a greater rate than anticipated cost reductions. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. Our gross margins vary between products. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Gross margins will likely be reduced from time to time by new product introductions by us and our competitors.

Research and Development Expenses

                                                                                           Year Ended December 31,
                                                                             ----------------------------------------------
     (In thousands)                                                            1998               1999               2000
                                                                             --------           --------           --------
     Research and development expenses.................................      $  5,588           $ 13,601           $ 28,697
     As a percentage of net revenue....................................          11.6%              12.5%              19.4%

     Research and development expenses increased to $28.7 million for 2000 from $13.6 million for 1999. This increase of $15.1 million or 111% was primarily due to an increase in the number of personnel engaged in the development of new products, specifically the Adit 600 and Adit 105 programs, the acquisition of two research and development facilities in Roanoke, Virginia and personnel added for enhancing our existing products. Research and development expenses increased from $5.6 million in 1998 to $13.6 million for 1999. This increase of $8.0 million or 143% was primarily attributable to an increase in the number of personnel engaged in the development of new products, primarily the Access Navigator as well as enhancements developed for the existing products. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent. We expect the amount of research and development will increase in 2001, to fund the development of new products and enhancements for existing product platforms and the addition of new research and development facilities.

Selling, General and Administrative Expenses

                                                                                                 Year Ended December 31,
                                                                                    ---------------------------------------------
     (In thousands)                                                                   1998               1999              2000
                                                                                    --------           --------          --------
     Sales and marketing expenses......................................             $  6,083           $ 11,154          $ 20,035
     General and administrative expenses...............................                3,270              4,637             8,783
                                                                                    --------           --------          --------
     Total selling, general and administrative expenses................             $  9,353           $ 15,791           $ 28,818
     As a percentage of net revenue....................................                 19.4%              14.5%              19.5%

     Selling, general and administrative expenses increased to $28.8 million in 2000. For 1999 we had selling, general and administrative expenses totaling $15.8 million. This represented an increase of $13.0 million or 82%. Marketing expense increases reflect increased hiring and marketing activity with respect to the introduction of the Access Navigator, Adit 600 and Adit 105 products, customer support, advertising and trade shows. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries, bonuses and commissions. General and administrative expenses increased, in part, due to the amortization of goodwill and other intangibles related to the acquisitions of Millennia Systems, Inc. and the ATM product lines from LNAS. Selling, general and administrative expenses increased to 19.5% of revenue in 2000 from 14.5% of revenue in 1999 in part due to less than anticipated revenue in 2000.

     We have hired and intend to continue to hire additional sales and marketing personnel and will continue to aggressively pursue sales and marketing campaigns. We expect these expenses to increase in absolute dollars in the future. We also expect general and administrative expenses to increase in absolute dollars as we incur additional costs related to the administration of multiple facilities.

Stock-Based Compensation

     As discussed in Note 1 to the Consolidated Financial Statements, we account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During 1997 and the six months ended June 30, 1998, we granted options to employees with exercise prices less than the fair value per share based upon our previous preferred stock offerings and the estimated price per share in the initial public offering. Accordingly, we have recorded deferred compensation expense totaling approximately $3.1 million. As a result of the acquisition of Millennia Systems, Inc., the Company issued options with exercise prices below the fair market value on the date of the grant. We recorded a deferred compensation expense totaling approximately $877,000 for these stock options. Compensation expense will be recognized pro rata over the 48-month vesting period of the options. Compensation expense totaled approximately $688,000, $818,000 and $497,000 for 1998, 1999 and 2000, respectively. It is our intention to generally grant future stock options with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

Interest and Other Income

     Interest and other income increased to $3.5 million in 2000 from $2.3 million in 1999. This increase of $1.2 million was due to interest income earned on higher cash and cash equivalent balances. Interest and other income increased to $2.3 million in 1999 from $1.2 million in 1998. The increase was primarily due to interest earned on the proceeds of the 1998 initial public offering and cash reserves generated by operations.

Income Taxes

     For 2000, our effective combined federal and state income tax rate was 30.8%, compared to 33.5% for 1999. In both 2000 and 1999 we realized a tax benefit from research and development tax credits and non-taxable interest income. We had a combined income tax rate in 1998 of 34.8 %. We expect our effective tax rate to remain in the 32% to 34% range in the future if tax laws and rates do not materially change. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     We have funded our operations to-date primarily through cash generated from operations, sales of common and preferred stock and periodic borrowings under our credit facility.

                                                                                                         As of December 31,
                                                                                                    --------------------------
     (In thousands)                                                                                   1999              2000
                                                                                                    --------          --------
     Working capital.....................................................................           $ 90,153          $ 99,851
     Cash, cash equivalents and securities...............................................             65,321            52,460
     Total assets........................................................................            108,345           149,515

                                                                                                 Year End December 31,
                                                                                   ---------------------------------------------
     (In thousands)                                                                  1998                 1999            2000
                                                                                   --------             --------        --------
     Net cash provided (used) by:
       Operating activities............................................            $  9,553             $ 14,176        $  2,901
       Investing activities............................................             (22,063)             (22,387)          1,368
       Financing activities............................................              37,607                2,470           3,083

     Cash Flows

     Net cash provided by operating activities for 2000 totaled approximately $2.9 million, while operating activities in 1999 generated approximately $14.2 million of net cash. Cash provided by operating activities in 2000 was mainly due to net income and increases in accounts payable and accrued compensation and was offset by increases in inventory, accounts receivable and a decrease in income taxes payable. We anticipate that increased sales to direct customers could increase days sales outstanding and therefore accounts receivable balances could increase in the future. Cash provided by operating activities in 1999 was mainly due to net income and increases in accrued liabilities, and was partially offset by increases in accounts receivable. Cash used by operating activities in 1998 was primarily due to increases in inventory and accounts receivable, partially offset by net income and increases in accounts payable.

     Our inventory levels increased to approximately $31.4 million at December 31, 2000 from approximately $9.4 million at December 31, 1999. The increase in finished goods was due to less than anticipated sales in the fourth quarter of 2000 and raw materials increased due to purchase commitments made for long lead-time materials in anticipation of higher sales volumes. We believe our inventory reserves are appropriate.

     Cash provided by investing activities was approximately $1.4 million for the year ended December 31, 2000 and cash used was approximately $22.4 million for 1999. Cash provided by investing activities in 2000 was primarily the result of maturities of U.S. Government Agency and corporate bonds with maturities greater than three months and was reduced by the acquisition of Millennia Systems, Inc. and the ATM product lines from LNAS. Our capital expenditures for 2000 were $9.5 million for additions to facilities and equipment to support our research, development and manufacturing activities, compared to $5.3 million for 1999. We anticipate that we will need to expand our facilities in our current and other locations to accommodate hiring additional personnel throughout the year 2001 to support ongoing operations. Cash used by investing activities was approximately $22.1 million for 1998, related primarily to purchases of U.S. Government Agency and corporate bonds with maturities greater than three months and capital expenditures for additions to facilities and equipment to support our research, development and manufacturing activities. We intend to continue to significantly increase our capital expenditures in 2001 and thereafter for additions to facilities and equipment to support our research, development and manufacturing activities.

     Cash provided by financing activities was approximately $3.1 million for 2000 and $2.5 million for 1999. Cash provided by financing activities in 2000 was primarily due to the exercise of stock options. Cash provided by financing activities in 1999 was primarily due to exercise of stock options and net proceeds from the issuance of common stock in our initial public offering in 1998.

     Liquidity

     At December 31, 2000, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $52.5 million and an unsecured bank credit facility of $5.0 million, which bears interest at either the prime rate or at the LIBOR rate plus 200 basis points. This working capital line of credit is limited to a borrowing base determined by the balance of our eligible receivables and inventory. At December 31, 2000, there was no outstanding balance under the working capital line. See Note 5 of Notes to Consolidated Financial Statements.

     At December 31, 1999, our working capital was approximately $90.2 million and had increased to $99.9 million at December 31, 2000. We have no significant capital spending or purchase commitments other than inventory purchase commitments and facilities leases. See Note 11 of Notes to Consolidated Financial Statements.

     We believe that our existing cash, investment balances, and our line of credit are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our investing activities may require additional cash; however, there can be no assurance that additional funds or capital will be available in adequate amounts and on terms reasonably acceptable to us. We may consider using our capital to make strategic investments or to acquire or license technology or products. We may also enter into strategic alliances with third parties that could provide access to additional capital. Any such activities could require us to obtain additional financing.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounts which certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for our fiscal year ending December 31, 2001. The adoption of SFAS No. 133 had no significant impact on our financial position, results of operations, or cash flows.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statement filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The adoption of SAB 101 had no significant impact on our financial position, results of operations, or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", an Interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 14, 1998 and January 12, 2000, but before July 1, 2000, the effect of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 had no significant impact on our financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of December 31, 2000, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements and Consolidated Financial
                              Statement Schedule

                                                                            Page
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report..................................................26
Consolidated Balance Sheets
   December 31, 1999 and 2000.................................................27
Consolidated Statements of Operations
   Years ended December 31, 1998, 1999 and 2000...............................28
Consolidated Statements of Stockholders' Equity
   Years ended December 31, 1998, 1999 and 2000...............................29
Consolidated Statements of Cash Flows
   Years ended December 31, 1998, 1999 and 2000...............................30
Notes to Consolidated Financial Statements....................................31

FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report..................................................42

SCHEDULE II - - VALUATION AND QUALIFYING ACCOUNTS.............................43

                         Independent Auditors' Report

The Board of Directors
Carrier Access Corporation:

     We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Carrier Access Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boulder, Colorado
January 18, 2001

                          CARRIER ACCESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                                   December 31,
                                                                                           ----------------------------
                                                                                              1999               2000
                                                                                           ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $  25,460          $  32,812
   Marketable securities available for sale                                                   39,861             19,648
   Accounts receivable, net of allowance for doubtful
       accounts of $464 and $653 in
       1999 and 2000, respectively                                                            22,454             23,059
   Income tax receivable                                                                           -              4,383
   Inventory, net (note 3)                                                                     9,444             31,355
   Deferred income taxes (note 6)                                                              2,182              3,417
   Prepaid expenses and other                                                                  1,863              1,895
                                                                                           ---------          ---------
   Total current assets                                                                      101,264            116,569
                                                                                           ---------          ---------
Property and equipment, net of accumulated depreciation and amortization
   (note 4)                                                                                    6,890             13,942
Goodwill and other intangibles, net of amortization (note 2)                                       -             16,879
Deferred income taxes (note 6)                                                                    60              1,894
Other assets                                                                                     131                231
                                                                                           ---------          ---------
   Total assets                                                                            $ 108,345          $ 149,515
                                                                                           ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $   4,140          $  10,262
   Accrued compensation payable                                                                2,339              4,340
   Accrued warranty costs payable                                                                981                907
   Line-of-credit (note 5)                                                                     1,000                  -
   Cooperative advertising                                                                       271                 29
   Deferred rent concessions (note 11)                                                           412                579
   Income taxes payable                                                                        1,399                  -
   Other liabilities                                                                             569                601
                                                                                           ---------          ---------
   Total current liabilities                                                                  11,111             16,718
                                                                                           ---------          ---------

Stockholders' equity (note 8):
Common stock $0.001 par value, 60,000 authorized and 24,179
   and 24,673 shares issued and outstanding at
   December 31, 1999 and 2000, respectively                                                       29                 30
Additional paid-in capital                                                                    69,447             86,135
Deferred compensation                                                                         (1,559)            (1,425)
Retained earnings                                                                             29,317             47,867
Accumulated other comprehensive income                                                            --                190
                                                                                           ---------          ---------
   Total stockholders' equity                                                                 97,234            132,797
                                                                                           ---------          ---------
Commitments (note 11)
Total liabilities and stockholders' equity                                                 $ 108,345          $ 149,515
                                                                                           =========          =========

         See accompanying notes to consolidated financial statements.

                          CARRIER ACCESS CORPORATION
                           STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                     Year ended December 31,
                                                                           ---------------------------------------------
                                                                             1998              1999               2000
                                                                           -------           --------           --------
Net revenue                                                                $48,133           $108,815           $148,050
Cost of sales                                                               23,067             45,499             66,769
                                                                           -------           --------           --------
 Gross profit                                                               25,066             63,316             81,281
                                                                           -------           --------           --------
Operating expenses:
 Sales and marketing                                                         6,083             11,154             20,035
 Research and development                                                    5,588             13,601             28,697
 General and administrative                                                  3,270              4,637              8,783
 Amortization of deferred stock option compensation (note 8)                   688                818                497
                                                                           -------           --------           --------
 Total operating expenses                                                   15,629             30,210             58,012
                                                                           -------           --------           --------
      Income from operations                                                 9,437             33,106             23,269
Interest income                                                              1,213              2,354              3,589
Other income (expense), net                                                     11                (24)               (63)
                                                                           -------           --------           --------
      Income before income taxes                                            10,661             35,436             26,795
Income tax expense (note 6)                                                  3,712             11,871              8,245
                                                                           -------           --------           --------
 Net income                                                                  6,949             23,565             18,550
Preferred stock dividend requirement (note 7)                               (1,586)                --                 --
                                                                           -------           --------           --------
 Net income available to common stockholders                               $ 5,363           $ 23,565           $ 18,550
                                                                           =======           ========           ========
Income per share:
 Basic                                                                     $  0.29           $   0.98           $    0.76
 Diluted                                                                   $  0.28           $   0.93           $    0.74
Weighted average common shares outstanding:
 Basic                                                                      18,253             23,939              24,428
 Diluted                                                                    19,387             25,223              24,975

         See accompanying notes to consolidated financial statements.

                          CARRIER ACCESS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                (In thousands)

                                                                       Common Stock      Additional      Deferred
                                                                       ------------        Paid-in     Stock Option    Retained
                                                                    Shares       Amount    Capital     Compensation    Earnings
                                                                   -------     ---------  --------    --------------  ----------
  BALANCES AT JANUARY 1, 1998................................        14,300     $  19    $  1,296       $ (1,144)     $    389
Exercise of stock options....................................           299         -          64              -             -
Deferred stock compensation related to stock options
  issued at less than fair value (note 8)....................             -         -       1,921         (1,921)            -
Amortization of deferred stock compensation (note 8).........             -         -           -            688             -
Preferred stock dividend requirement (note 7)................             -         -           -              -        (1,586)
Issuance of common stock in initial public offering,
  net of offering costs (note 7).............................         3,450         3      37,599              -             -
Conversion of preferred stock to common stock (note 7).......         5,593         6      18,939              -             -
Purchase and retirement of common stock......................           (12)        -         (59)             -             -
Tax benefit from exercise of stock options (note 6)..........             -         -         195              -             -
Net income...................................................             -         -           -              -         6,949
                                                                     ------     -----    --------       --------      --------
  BALANCES AT DECEMBER 31, 1998..............................        23,630        28      59,955         (2,377)        5,752
Exercise of stock options....................................           549         1       1,469              -             -
Amortization of deferred stock compensation (note 8).........             -         -           -            818             -
Tax benefit from exercise of stock options (note 6)..........             -         -       8,023              -             -
Net income...................................................             -         -           -              -        23,565
                                                                     ------     -----    --------       --------      --------
  BALANCES AT DECEMBER 31, 1999..............................        24,179        29      69,447         (1,559)       29,317
Exercise of stock options....................................           331         1       4,084              -             -
Amortization of deferred stock compensation (note 8).........             -         -           -            497             -
Forfeitures of deferred stock compensation related to
  stock options issued at less than fair value...............             -         -        (514)           514             -
Issuance of common stock and stock options
  in connection with acquisition.............................           163         -       8,561           (877)            -
Unrealized gain on investments...............................             -         -           -              -             -
Tax benefit from exercise of stock options (note 6)..........             -         -       4,557              -             -
Net income...................................................             -         -           -              -        18,550
                                                                     ------     -----    --------       --------      --------
  BALANCES AT DECEMBER 31, 2000..............................        24,673     $  30    $ 86,135       $ (1,425)     $ 47,867
                                                                     ======     =====    ========       ========      ========

                                                                        Accumulated
                                                                           Other             Total
                                                                      Comprehensive       Stockholders'
                                                                          Income             Equity
                                                                          ------             ------
  BALANCES AT JANUARY 1, 1998.................................           $    -              $    560
Exercise of stock options.....................................                -                    64
Deferred stock compensation related to stock options
  issued at less than fair value (note 8).....................                -                     -
Amortization of deferred stock compensation (note 8)..........                -                   688
Preferred stock dividend requirement (note 7).................                -                (1,586)
Issuance of common stock in initial public offering,
  net of offering costs (note 7)..............................                -                37,602
Conversion of preferred stock to common stock (note 7)........                -                18,945
Purchase and retirement of common stock.......................                -                   (59)
Tax benefit from exercise of stock options (note 6)...........                -                   195
Net income....................................................                -                 6,949
                                                                         ------              --------
  BALANCES AT DECEMBER 31, 1998...............................                -                63,358
Exercise of stock options.....................................                -                 1,470
Amortization of deferred stock compensation (note 8)..........                -                   818
Tax benefit from exercise of stock options (note 6)...........                -                 8,023
Net income....................................................                -                23,565
                                                                         ------              --------
  BALANCES AT DECEMBER 31, 1999...............................                -                97,234
Exercise of stock options.....................................                -                 4,085
Amortization of deferred stock compensation (note 8)..........                -                   497
Forfeitures of deferred stock compensation related to
  stock options issued at less than fair value................                -                     -
Issuance of common stock and stock options
  in connection with acquisition..............................                -                 7,684
Unrealized gain on investments................................              190                   190
Tax benefit from exercise of stock options (note 6)...........                -                 4,557
Net income....................................................                -                18,550
                                                                         ------              --------
  BALANCES AT DECEMBER 31, 2000...............................           $  190              $132,797
                                                                         ======              ========

         See accompanying notes to consolidated financial statements.

                          CARRIER ACCESS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                    Year end December 31,
                                                                                               -----------------------------------
                                                                                                  1998        1999          2000
                                                                                               ---------    ---------    ---------
Cash flows from operating activities:
   Net income..........................................................................        $    6,949   $   23,565   $  18,550
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
   Depreciation and amortization expense...............................................               470        1,012       3,903
   Compensation expense related to stock options issued at less than fair value........               688          818         497
   Deferred income tax benefit.........................................................            (1,079)        (926)     (3,068)
   Tax benefit relating to exercise of stock options...................................               195        8,023       4,557
      Changes in operating assets and liabilities:
      Accounts receivable..............................................................            (3,847)     (13,961)       (371)
      Income tax receivable............................................................                --           --      (4,383)
      Inventory........................................................................             1,731       (4,391)    (21,155)
      Prepaid expenses and other.......................................................              (747)      (1,120)       (115)
      Accounts payable.................................................................               945          510       4,264
      Accrued warranty costs payable...................................................               308          387        (224)
      Accrued compensation payable.....................................................             1,457          501       1,890
      Cooperative advertising..........................................................               308         (196)       (242)
      Deferred rent concessions........................................................                57          138         168
      Income taxes payable.............................................................             2,000         (601)     (1,400)
      Other liabilities................................................................               118          417          28
                                                                                               ----------   ----------   ---------
      Net cash provided by operating activities........................................             9,553       14,176       2,899
                                                                                               ----------   ----------   ---------
Cash flows from investing activities:
   Purchase of equipment...............................................................            (1,802)      (5,303)     (9,498)
   Sales (purchases) of securities available for sale, net.............................           (20,261)     (17,084)     20,404
   Payments for net assets acquired in acquisitions, net of cash acquired..............                --           --      (9,538)
                                                                                               ----------   ----------   ---------
   Net cash provided (used) by investing activities....................................           (22,063)     (22,387)      1,368
                                                                                               ----------   ----------   ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.........................................            37,602           --          --
   Proceeds from exercise of stock options.............................................                64        1,470       4,085
   Purchase and retirement of common stock.............................................               (59)          --          --
   Proceeds from short-term borrowings.................................................                --        1,000          --
   Payments on short-term borrowings...................................................                --           --      (1,000)
                                                                                               ----------   ----------   ---------
   Net cash provided by financing activities...........................................            37,607        2,470       3,085
                                                                                               ----------   ----------   ---------
   Net increase (decrease) in cash and cash equivalents................................            25,097       (5,741)      7,352
Cash and cash equivalents at beginning of year.........................................             6,104       31,201      25,460
                                                                                               ----------   ----------   ---------
Cash and cash equivalents at end of year...............................................        $   31,201   $   25,460   $  32,812
                                                                                               ----------   ----------   ---------
Supplemental disclosure of cash flow and financing activities information:
   Cash paid for income taxes..........................................................        $    2,616   $    5,330    $ 12,599
                                                                                               ----------   ----------   ---------
   Conversion of preferred stock to common stock.......................................        $   18,945   $       --    $     --
                                                                                               ==========   ==========   =========

         See accompanying notes to consolidated financial statements.

                          CARRIER ACCESS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1999 and 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Business and Basis of Presentation. Carrier Access Corporation ("CAC" or the "Company") is a leading provider of broadband digital access equipment to communications service providers, including competitive local exchange carriers, Internet service providers, IOCs, IXEs and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with auditing standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     b. Cash and Cash Equivalents and Marketable Securities Available-for-Sale. Cash and cash equivalents include investments in highly liquid debt securities with maturities or interest reset dates of three months or less at the time of purchase.

     Marketable securities available-for-sale represent U.S. Government Agency and corporate bonds with maturities of greater than three months and are recorded at fair value. At December 31, 1999 and 2000, amortized cost approximates market value. Securities available-for-sale consisted of the following as of December 31 (in thousands, except percentages):

                                                  Amortized Cost and Market Value              2000 Interest Rates
                                             ---------------------------------------------     --------------------
                                                      1999                   2000
                                             --------------------   ----------------------
          Medium Term Notes                               $ 8,500                  $    --                         --
          Corporate Notes                                   4,622                    4,682              4.10% to 4.13%
          Municipal Bonds                                  18,339                    8,816              4.05% to 4.73%
          Other                                             8,400                    6,150              4.64% to 4.70%
                                             --------------------   ----------------------
          Total                                           $39,861                  $19,648
                                             ====================   ======================

     Short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly are recorded at fair value. Increases or decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related tax effect.

     c. Inventory. Inventory is recorded at the lower of cost or market using standard costs that approximate average costs. Costs include certain warehousing costs and other allocable overhead.

     d. Property and Equipment. Property, equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over useful lives ranging from three to thirty years or the lease term. Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 totaled $470,000, $1,012,000, and $ 3,009,000, respectively.

     e. Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on a straight-line basis over the estimated future periods to be benefited which range from three to five years. Goodwill and other intangibles, net were $16.9 million at December 31, 2000. There was no goodwill or other intangibles at December 31, 1999.

     f. Revenue Recognition. Revenue from sales of products is recognized upon shipment. Reserves for estimated sales returns through stock rotation are recorded when sales are made to customers with the right of return and are based on management's estimate of expected returns and historical experience.

     The Company provides limited price protection to its distributors, whereby increases in prices are subject to a 60-day notice period before becoming effective. In addition, the distributor is entitled to receive a credit for subsequent price decreases to the extent of unsold distributor inventory at the time of the price decrease. The Company also provides its distributors with limited stock rotation rights, whereby products may be returned for an equal dollar amount of new or different equipment. Customers are limited to three exchanges per year and an amount equal to 15% of purchases in the preceding four-month period. Neither of these rights affect the total sales price or payment obligations of the customer. In addition, the customers' obligation to the Company is not contingent upon the ultimate resale of the products. The Company provides for the estimated impact of price protection and stock rotation rights in its allowance for estimated returns based on historical experience and management's forecasts of price protection credits and returns.

     g. Advertising Costs. In addition to its own advertising activities, the Company accrues a specified percentage of the previous quarter's sales over certain contractual minimums to reimburse distributors for a portion of their advertising costs. Any unused allowance expires if not used within the following six months. Cooperative advertising expense for the years ended December 31, 1998, 1999 and 2000 totaled $342,442, $269,224, and $83,422, respectively, and is included in sales and marketing expense.

     h. Research and Development Costs. Research and development costs are charged to operations as incurred.

     i. Long-Lived Assets. Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

     j. Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

     k. Income Per Share. Income per share ("EPS") is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. Diluted income per share includes the impact of common stock options and excludes the impact of redeemable preferred stock, as the effect of the assumed conversion of the preferred stock and the elimination of the related dividend requirement would be antidilutive.

     l. Stock-Based Compensation. The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has provided pro forma disclosures of net income and income per share, as if the fair value based method of accounting for the plan, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied.

     Stock options issued to consultants and others for services are recorded at fair value as prescribed by SFAS 123. Charges to operations associated with these option grants were not significant during the years ended December 31, 1998, 1999 and 2000.

     m. Warranty Costs. The Company provides limited warranty protection to customers for a period of up to five years from the date of sale for parts and labor. The Company has accrued for its warranty obligations based on historical experience and management's estimate of future warranty costs to be incurred.

     n. Comprehensive Income. Comprehensive income consists of net unrealized holding gains or losses on available-for-sale securities.

2.   Acquisitions

     In August of 2000, the Company acquired all of the issued and outstanding common stock of Millennia Systems, Inc. ("Millennia") for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $0.4 million, for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, which are being amortized on a straight-line basis over periods ranging from three to five years. In addition, unvested Millennia stock options were replaced with equivalent unvested stock options of the Company.
The excess of the fair value of the Company's common stock over the exercise prices of the stock options, which totaled approximately $877,000, was recorded as deferred stock option compensation and will be expensed over the vesting period of the stock options. Millennia, located in Roanoke, Virginia, develops broadband communications equipment.

   In October of 2000, the Company acquired the ATM product lines of Litton Network Access Systems, a division of Litton Systems, Inc. ("LNAS") for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, customer base and core technology, which are being amortized on a straight-line basis over periods ranging from three to five years. LNAS is also located in Roanoke, Virginia.

   Both of the acquisitions were accounted for using the purchase method of accounting and accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the dates of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values to current assets, equipment, goodwill and other intangibles and current liabilities in the amounts of $1.0 million, $0.5 million, $17.8 million and $0.9 million, respectively.

   The following unaudited pro forma information has been prepared assuming that the acquisitions occurred on January 1, 1999 (in thousands, except per share amounts).

                                              Years Ended December 31,
                                              -------------------------
                                               1999                 2000
                                               ----                 ----
          Net revenue                      $111,128             $149,750
          Net earnings                     $ 19,233             $ 15,355
          Diluted earnings per share       $   0.76             $   0.61


   The pro forma information is based on historical results and does not necessarily reflect the actual operating results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

3. Inventory

   The components of inventory as of December 31, are summarized as follows (in thousands):

                                                      1999      2000
                                                     ------    -------
               Raw materials......................   $5,109    $15,600
               Work-in-process....................       25         36
               Finished goods.....................    4,927     16,288
               Reserve for obsolescence...........     (617)      (569)
                                                     ------    -------

                                                     $9,444    $31,355
                                                     ======    =======

4. Property and Equipment

   Property and equipment as of December 31, consisted of the following (in thousands):

                                                       1999      2000
                                                      -------   -------
               Machinery and software...............  $ 6,831   $16,382
               Real property........................      270       270
               Furniture, fixtures and other........      478       671
               Leasehold improvements...............    1,165     1,471
                                                      -------   -------
                                                        8,744    18,794
               Less accumulated depreciation........   (1,854)   (4,852)
                                                      -------   -------
                                                      $ 6,890   $13,942
                                                      =======   =======

5. Debt

   In 2000, the Company entered into a credit agreement with a bank that provides for a $5.0 million revolving line of credit. The revolving line of credit has two interest options, either prime rate or the LIBOR rate plus 200 basis points, matures in 2001, and is secured by certain assets of the Company. There was no borrowing under the revolving line of credit at December 31, 2000.

   The above credit agreement contains certain restrictive covenants, including the maintenance of various financial ratios and does not permit the payment of any dividends without the prior written consent of the lender.

6. Income Taxes

   Income tax expense (benefit) consists of the following for the years ended December 31, (in thousands):

                                                1998       1999       2000
                                              -------    -------    -------
          Current.........................    $ 4,791    $12,797    $11,313
          Deferred........................     (1,079)      (926)    (3,068)
                                              -------    -------    -------
            Income tax expense............    $ 3,712    $11,871    $ 8,245
                                              =======    =======    =======

     A reconciliation of expected income tax expense calculated by applying the statutory Federal tax rate to actual income tax expense for the years ended December 31, is as follows (in thousands):

                                                                                 1998          1999          2000
                                                                                ------       -------       -------
        Expected income tax expense......................................       $3,631       $12,403       $ 9,378
        State income taxes, net of federal tax benefit...................          386         1,160         1,022
        Research and experimentation credit..............................         (286)       (1,232)       (1,686)
        Other, net.......................................................          (19)         (460)         (469)
                                                                                ------       -------       -------
         Actual income tax expense.......................................       $3,712       $11,871       $ 8,245
                                                                                ======       =======       =======


   The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                                 1999          2000
                                                                                                ------        ------
     Deferred tax assets:
        Allowance for doubtful accounts and returns.....................................        $  519        $  828
        Inventory reserves..............................................................           237           893
        Accrued warranty and cooperative advertising....................................           386           302
        Other accrued expenses..........................................................           ---           154
        Compensation accruals...........................................................           907         1,600
        Research and experimentation credit.............................................           432         2,118
        Other, net......................................................................           166           285
                                                                                                ------        ------
            Total deferred tax asset....................................................        $2,647        $6,180
                                                                                                ------        ------
     Deferred tax liabilities:
        Property and equipment..........................................................          (349)         (748)
        Other, net......................................................................           (56)         (121)
                                                                                                ------        ------
            Total deferred tax liabilities..............................................          (405)         (869)
                                                                                                ------        ------
        Net deferred tax asset..........................................................        $2,242        $5,311
                                                                                                ======        ======

     The Company has analyzed the sources and expected reversal periods of its deferred tax assets. At December 31, 2000, the Company has a research and experimentation credit carryforward of approximately $2.1 million which will expire in the year 2020 if not utilized. The Company believes that the tax benefits attributable to deductible temporary differences will be realized by recognition of future taxable amounts.

     For the years ended December 31, 1998, 1999 and 2000, the Company recognized $195,000, $8,023,000 and $4,557,210 as a direct increase to paid-in capital for the income tax benefit resulting from the exercise of non-qualified stock options by employees.

7.   Redeemable Preferred Stock and Initial Public Offering

     During 1995, the Company authorized a new class of preferred stock, consisting of 5,000,000 convertible Series A preferred shares with a par value of $0.10 per share. The preferred shares were convertible, at the option of the holder, into shares of common stock that was subject to the three-for-two forward split. The preferred shares were redeemable at the option of a majority of the preferred stockholders, any time after four years from the date of issuance, provided that the Company had not achieved certain financial results or completed a public offering of common stock, both as defined.

     On June 21, 1996, the Company completed a private placement of 1,210,861 shares of Series A preferred stock at a price of $2.86 per share, for net proceeds of $3,049,406. The private placement included 135,678 preferred shares issued to note holders. In the event of the Company's liquidation, or redemption of the preferred shares, the Series A preferred stockholders were entitled to $2.86 per share plus unpaid dividends equal to 15% of the liquidation value per annum.

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

     In August of 1998, the Company completed its initial public offering of 3,450,000 shares of common stock at $12.00 per share, for net proceeds of approximately $37.6 million. Aggregate offering costs were approximately $3.8 million. In connection with the initial public offering, 1,210,861 shares of Series A preferred stock and 2,517,894 shares of Series B preferred stock with a liquidation value of $2.86 and $4.99 per share, respectively, were converted into common stock, resulting in the issuance of 5,593,133 shares of common stock to the preferred stockholders.

8.   Stock Options

     Pursuant to the Company's 1998 stock option plan (the "Plan"), a committee appointed by the Company's Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options up to 4,875,000 shares of authorized common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% five years from the grant date. As of December 31, 2000, an aggregate of 6,879,794 options had been granted under the Plan of which 1,234,120 were incentive stock options and 5,645,674 were non-qualified stock options.

     The following summarizes stock option activity under the Plan:

                                                                                Shares               Weighted Average
                                                                             Under Option             Exercise Price
                                                                             ------------             --------------
        Options outstanding at January 1, 1998......................           1,343,952                  $ 0.42
          Granted...................................................           1,413,150                    8.82
          Exercised.................................................            (298,856)                   0.22
          Canceled..................................................            (658,906)                   3.33
                                                                             -----------

        Options outstanding at December 31, 1998....................           1,799,340                    5.99
          Granted...................................................           1,084,050                   40.19
          Exercised.................................................            (548,847)                   2.68
          Canceled..................................................            (414,427)                  20.86
                                                                             -----------

        Options outstanding at December 31, 1999....................           1,920,116                   22.91
          Granted...................................................           1,918,400                   30.18
          Exercised.................................................            (331,041)                  12.34
          Canceled..................................................            (764,394)                  29.50
                                                                             -----------

        Options outstanding at December 31, 2000....................           2,743,081                   27.45
                                                                             ===========

        Options available for grant at December 31, 2000                       2,067,417
                                                                             ===========

        Options exercisable at December 31, 1999                                 872,773
                                                                             ===========
        Options exercisable at December 31, 2000                                 656,503
                                                                             ===========

  The following summarizes information about outstanding options at December 31, 2000:

                              Options Outstanding                     Options Exercisable
          -----------------------------------------------   -------------------------------------
                                        Weighted-average
             Range of     Number of        remaining           Number           Weighted-average
             exercise      options      contractual life     of options             exercise
              prices     outstanding        (in years)       exercisable             price

          ---------------------------------------------------------------------------------------
           0.00 - 12.00      393,622            2.1             356,237              $ 5.77
          12.00 - 24.00      785,553            3.6              23,718               19.75
          24.00 - 36.00      645,092            3.6              94,877               31.83
          36.00 - 48.00      599,389            3.4             135,298               38.77
          48.00 - 60.00      319,425            3.7              46,373               53.11
                           ---------                            -------
                           2,743,081            3.3             656,503               20.19
                           =========                            =======

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees and directors. As a result, for options issued with exercise prices below the estimated fair market value on the date of grant, the Company recorded deferred compensation expense totaling approximately $1,227,000 for options granted during the year ended December 31, 1997, and $1,921,000 for options granted during the year ended December 31, 1998. Such deferred compensation expense will be amortized to operations pro rata over the forty-eight month option vesting period. Such amortization expense totaled approximately $688,000, $818,000 and $497,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In 2000 the Company reversed $514,000 against additional paid-in capital for forfeitures of deferred stock compensation related to stock options issued at less than fair value.

   The weighted average fair values of options granted during 1998, 1999 and 2000 were $6.28, $30.61, and $30.18 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 89.5% volatility in 1998, 99.4% volatility in 1999, and 111% volatility in 2000, expected life of the options of five years in 1998, 1999 and 2000 and a risk-free interest rate of 6.0% for 1998 and 1999, and 5.0% for the year 2000. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's 1998, 1999 and 2000 pro forma net income would have been as follows (in thousands, except per share data):

                                                                        Year ended December 31,
                                                                     ----------------------------
                                                                     1998       1999         2000
                                                                     ----       ----         ----
          Net income available to common stockholders:
            As reported.....................................        $5,363     $23,565    $18,550
            Pro forma.......................................         5,039      14,779      7,504
          Income per common share:
            As reported:
               Basic........................................        $ 0.29     $  0.98    $  0.76
               Diluted......................................          0.28        0.93       0.74
            Pro forma:
               Basic........................................        $ 0.28     $  0.62    $  0.31
               Diluted......................................          0.26        0.59       0.30

9.   Significant Customers, Suppliers and Concentration of Credit Risk

   Our customers are primarily distributors and original equipment manufacturers, who resell the Company's products to end users. The Company recognized revenue from the following significant customers and end users for the years ended December 31 (in thousands):

          Company                                   1998      1999      2000
          --------------------------------------  --------  --------  --------
             A..................................  $20,749   $29,877   $25,801
             B..................................    2,337    15,195    23,366
             C..................................       --     9,234    19,349
             D..................................    7,369     9,858     2,545
             E..................................    6,360     3,660       227

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

10.  Employee Benefit Plan

   In May 1996, the Company adopted a defined contribution employee benefit plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code which is available to all employees who meet the 401(k) Plan's eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. The Company may make discretionary employer matching contributions to the 401(k) Plan. The Company made no contributions to the 401(k) Plan in 1998, 1999 or 2000.


11.  Commitments

   The Company leases office space under various noncancelable-operating leases that expire through 2009. Future obligations under these leases are as follows (in thousands):


                    Year ending December 31:
                         2001.........................        $ 1,991
                         2002.........................          2,111
                         2003.........................          2,200
                         2004.........................          2,311
                         2005.........................          2,115
                         Thereafter...................          1,927
                                                              -------
                                                              $12,655
                                                              =======

The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

   Rent expense for the years ended December 31, 1998, 1999 and 2000 totaled $555,483, $977,889 and $1,533,801, respectively.

12.   Quarterly Financial Information (unaudited)

   The following information summarizes selected quarterly financial information for the two years ended December 31, 2000 (in thousands, except per share data).


                                                                                    Quarter ended December 31, 2000
                                                                   -----------------------------------------------------------------
                                                                       First            Second        Third       Fourth        Year
                                                                   -----------------------------------------------------------------
Net revenue                                                               $38,726      $44,126      $40,184     $25,014     $148,050
Cost of sales                                                              16,745       19,102       19,042      11,880       66,769
                                                                     ------------    ---------    ---------    --------     --------
 Gross profit                                                              21,981       25,024       21,142      13,134       81,281

Operating expenses:
 Selling, general and administrative                                        5,590        7,005        8,427       7,797       28,818
 Research and development                                                   5,931        7,153        7,437       8,176       28,697
 Amortization of deferred stock option compensation                           124          103          114         155          497
                                                                      ------------    ---------    ---------    --------     -------
   Income (loss) from operations                                           10,336       10,763        5,164      (2,994)      23,269
Other income, net                                                             721          801          842       1,162        3,526
                                                                     ------------    ---------    ---------    --------     --------
   Income (loss) before income taxes                                       11,057       11,564        6,006      (1,832)      26,795
Income tax expense (benefit)                                                3,538        3,701        1,922        (916)       8,245
                                                                     ------------    ---------    ---------    --------     --------
 Net income (loss)                                                        $ 7,519      $ 7,863      $ 4,084     $  (916)    $ 18,550
                                                                     ============    =========     ========    ========     ========
Income (loss) per share:
 Basic                                                                    $  0.31      $  0.32      $  0.17     $ (0.04)    $   0.76
 Diluted                                                                  $  0.30      $  0.32      $  0.16     $ (0.04)    $   0.74

                                                                                     Quarter ended December 31, 1999
                                                                      --------------------------------------------------------------
                                                                           First      Second        Third       Fourth        Year
                                                                      ------------  ---------    ----------   ---------   ----------
Net revenue                                                               $21,684      $25,288      $28,730     $33,113     $108,815
Cost of sales                                                               8,884       11,088       11,808      13,719       45,499
                                                                      -----------   ----------   ----------   ---------   ----------
 Gross profit                                                              12,800       14,200       16,922      19,394       63,316

Operating expenses:
  Selling, general and administrative                                       3,209        3,714        3,944       4,924       15,791
  Research and development                                                  2,323        2,893        4,061       4,324       13,601
  Amortization of deferred stock option compensation                          205          205          204         204          818
                                                                       ----------    ---------    ----------   ---------   ---------
   Income from operations                                                   7,063        7,388        8,713       9,942       33,106
Other income, net                                                             556          543          606         625        2,330
                                                                       ----------    ---------    ----------   ---------   ---------
   Income before income taxes                                               7,619        7,931        9,319      10,567       35,436
Income tax expense                                                          2,707        2,814        3,075       3,275       11,871
                                                                       ----------    ---------    ----------   ---------   ---------
 Net income                                                               $ 4,912      $ 5,117      $ 6,244     $ 7,292     $ 23,565
                                                                       ==========    =========    =========    ========    =========
Income per share:
 Basic                                                                    $  0.21      $  0.21      $  0.26     $  0.30     $   0.98
 Diluted                                                                  $  0.19      $  0.20      $  0.25     $  0.29     $   0.93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), except that certain information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

     There are no family relationships between any of our executive officers, other than that between Mr. Koenig and Ms. Pierce.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in our 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Transactions with Management" in our 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of the Company and the Independent Auditors' Report are filed as part of this Form 10-K:

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report..........................................................................     26

Consolidated Balance Sheets as of December 31, 1999 and 2000..........................................     27

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000............     28

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000..     29

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000............     30

Notes to Consolidated Financial Statements............................................................     31

          2. Consolidated Financial Statement Schedule. The following consolidated financial statement schedule of the Company for the years ended December 31, 1998, 1999 and 2000 filed as part of this Form 10-K should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000.

               Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

                         Independent Auditors' Report

The Board of Directors
Carrier Access Corporation:

     Under date of January 18, 2001, we reported on the consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boulder, Colorado
January 18, 2001

                                  SCHEDULE II
                          CARRIER ACCESS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                                               Balance at      Additions                  Balance at
                                                                Beginning     Charged to     Bad Debt        End
Allowance for doubtful accounts:                                of Period     Operations    Write-offs    of Period
                                                              -----------     ----------    ----------    -----------
  Year Ended:
December 31, 1998..................................           $       398            245            --    $       643
                                                              ===========     ==========    ==========    ===========
December 31, 1999..................................           $       643            (47)         (132)   $       464
                                                              ===========     ==========    ==========    ===========
December 31, 2000..................................           $       464            211           (22)   $       653
                                                              ===========     ==========    ==========    ===========

Inventory Obsolescence Reserve:

  Year Ended:
December 31, 1998..................................           $        --            805          (229)   $       576
                                                              ===========     ==========    ==========    ===========
December 31, 1999..................................           $       576            794          (753)   $       617
                                                              ===========     ==========    ==========    ===========
December 31, 2000..................................           $       617          1,076        (1,124)   $       569
                                                              ===========     ==========    ==========    ===========

     See accompanying independent auditors' report.

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Document
-----                    -----------------------

 2.1 Agreement and Plan of Reorganization by and among Carrier Access Corporation, Millennia Acquisition Corporation and Millennia Systems, Inc. dated as of August 4, 2000 (incorporated herein by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated August 18,
          2000).

 3.1 Registrant's Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on August 5, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Reg. No. 333-53947 ("Registrant's 1998 S-1")).

 3.2 Registrant's Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's 1998 S-1).

 4.1 Form of Registrant's Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's 1998 S-1).

 4.2 Amended and Restated Investor Rights Agreement, among the Registrant and the investors and founders named therein, dated September 16, 1997 (incorporated herein by reference to Exhibit 4.2 to the Registrant's 1998 S-1).

10.1 Form of Diamond Level Distributor Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's 1998 S-1).

10.2 Form of Platinum Level OEM Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant's 1998 S-1).

10.3 Line of Credit Agreement with Bank One for $5,000,000 dated July 2, 1998 (incorporated herein by reference to Exhibit 10.3 to the Registrant's 1998 S-1).

10.4 Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. for facilities at 5395 Pearl Parkway, Boulder, Colorado, dated June 1, 1995 (incorporated herein by reference to Exhibit 10.4 to the Registrant's 1998 S-1).

10.5 Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated September 20, 1995 (incorporated herein by reference to Exhibit 10.5 to the Registrant's 1998 S-1).

10.6 Registrant's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant's 1998 S-1).

10.7 Registrant's 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's 1998 S-1).

10.8 Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated October 25, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registrant's 1998 S-1).

10.9 Form of Directors' and Officers' Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1998 S-1).

10.10 Lease Agreement between Carrier Access Corporation and TC Boulder Warehouse, LP, a Delaware limited partnership for facilities at 6837 Winchester Circle, Boulder, Colorado, dated November 13, 1998 (incorporated herein by reference to Exhibit 10.10 to the Registrant's 1998 S-1).

10.11 Line of Credit Agreement with Bank One for $5,000,000 dated July 2, 1999 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K dated March 30, 2000).

10.12* First Amendment to Line of Credit Agreement and Promissory Note Modification Agreement with Bank One for $5,000,000 dated July 2, 2000.

23.1*     Consent of KPMG LLP, Independent Certified Public Accountants.

24.1*     Power of Attorney (Reference is made to the following Signature Page).


* Filed herewith.

SIGNATURE

     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 30th day of March 2001.

                          CARRIER ACCESS CORPORATION
                                 (Registrant)


                  By:       /s/ Timothy R. Anderson
                            -----------------------

                     Timothy R. Anderson
                     Chief Financial Officer, Vice President of Finance and Administration


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

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such report on March 30, 2001 in the capacities indicated:

                                 Signature                                                           Title
                                 ---------                                                           -----
          /s/ Roger L. Koenig
          ------------------------------------------
          (Roger L. Koenig)                                                     President, Chief Executive Officer
                                                                                (Principal Executive Officer) and Chairman
                                                                                of the Board of Directors
          /s/ Timothy R. Anderson
          ------------------------------------------
          (Timothy R. Anderson)                                                 Chief Financial Officer
                                                                                Vice President of Finance and Chairman
                                                                                and Administration

          /s/ Nancy Pierce
          ------------------------------------------
          (Nancy Pierce)                                                        Chief Development Officer and
                                                                                Director

          /s/ Douglas Carlisle
          ------------------------------------------
          (Douglas Carlisle)                                                    Director

          /s/ Joseph Graziano
          ------------------------------------------
          (Joseph Graziano)                                                     Director

          /s/ David R. Laube
          ------------------------------------------
          (David R. Laube)                                                      Director

          /s/ John W. Barnett, Jr.
          ------------------------------------------
          (John W. Barnett, Jr.)                                                Director