Form 10-Q
period 2001-03-31
CARRIER ACCESS CORP
filed 2001-05-14
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2001 or

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_____________________ to ____________________

Commission file number:  000-24597

                          CARRIER ACCESS CORPORATION
                          --------------------------
            (Exact name of registrant as cspecified in its charter)

                  DELAWARE                                       84-1208770
                  --------                                       ----------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


                    5395 Pearl Parkway, Boulder, CO 80301
                    -------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

     The number of shares outstanding of the issuer's common stock, par value $0.001, as of March 31, 2001 was 24,692,098 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements....................................................................      3
                  Condensed Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000
                  Condensed Consolidated Statements of Operations (unaudited) -- Three Months Ended
                  March 31, 2001 and 2000
                  Condensed Consolidated Statements of Cash Flows (unaudited)  -- Three Months Ended
                  March 31, 2001 and 2000
                  Notes to Condensed Consolidated Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...      7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................     10

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................................     19

         Item 2.  Changes in Securities and Use of Proceeds...............................................     19

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................     19

         Item 6.  Exhibits and Reports on Form 8-K........................................................     19

                  Signature...............................................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          CARRIER ACCESS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      March 31, 2001           December 31,
                                                                       (unaudited)                 2000
                                                                      --------------           ------------
Assets
Current assets:
    Cash and cash equivalents                                         $      32,788            $     32,812
    Marketable securities available for sale                                 19,154                  19,648
    Accounts receivable, net                                                 16,893                  23,059
    Income tax receivable                                                       827                   4,383
    Inventory, net                                                           30,852                  31,355
    Deferred income taxes                                                     5,951                   3,417
    Prepaid expenses and other                                                2,027                   1,895
                                                                      --------------           ------------
    Total current assets                                                    108,492                 116,569
Property and equipment, net of accumulated depreciation and
    amortization                                                             14,796                  13,942
Goodwill and other intangibles, net of amortization                          15,917                  16,879
Deferred income taxes                                                           234                   1,894
Other assets                                                                    250                     231
                                                                      --------------           ------------
    Total assets                                                      $     139,689            $    149,515
                                                                      --------------           ------------

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable                                                  $       2,072            $     10,262
    Accrued expenses and other liabilities                                    5,343                   6,456
                                                                      --------------           ------------
    Total current liabilities                                                 7,415                  16,718
                                                                      --------------           ------------

Stockholders equity:
Common stock $0.001 par value, 60,000 shares authorized and 24,692 shares issued and outstanding at March 31, 2001 and 24,673 shares issued and outstanding at December 31, 2000, respectively

Redeemable preferred stock, $0.10 par value; 5,000,000 shares
    authorized, none issued and none outstanding                                 --                      --

                                                                                 30                      30
Additional paid-in capital                                                   86,143                  86,135
Deferred compensation                                                        (1,243)                 (1,425)
Retained earnings                                                            47,015                  47,867
Accumulated other comprehensive income                                          329                     190
                                                                      --------------           ------------
    Total stockholders equity                                               132,274                 132,797
                                                                      --------------           ------------
Commitments
Total liabilities and stockholders equity                             $     139,689            $    149,515
                                                                      --------------           ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)


                                                            Three Months Ended March 31,
                                                      -----------------------------------------
                                                           2001                      2000
                                                      ---------------          ----------------
Net revenue                                                   $28,838                   $38,726
Cost of goods sold                                             13,779                    16,745
                                                      ---------------          ----------------
  Gross profit                                                 15,059                    21,981
                                                      ---------------          ----------------
Operating expenses:
  Research and development                                      8,519                     5,931
  Sales and marketing                                           5,415                     4,107
  General and administrative                                    3,249                     1,483
  Amortization of deferred stock compensation                     182                       124
                                                      ---------------          ----------------

  Total operating expenses                                     17,365                    11,645
                                                      ---------------          ----------------
   Income (loss) from operations                               (2,306)                   10,336

Other income, net                                                 581                       721
                                                      ---------------          ----------------
  Income (loss) before income taxes                            (1,725)                   11,057

Income tax expense (benefit)                                     (873)                    3,538
                                                      ---------------          ----------------
  Net income (loss)                                           $  (852)                  $ 7,519
                                                      ===============          ================

Net income (loss) per share:
  Basic                                                        $(0.03)                    $0.31
  Diluted                                                      $(0.03)                    $0.30

Weighted average common shares:
  Basic                                                        24,679                    24,179
  Diluted                                                      24,679                    24,962

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                          Three Months Ended March 31,
                                                                     --------------------------------------
                                                                       2001                          2000
                                                                     --------                      --------
Cash flows from operating activities:
Net income (loss)                                                    $   (852)                     $  7,519
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization expense                                 2,063                           497
  Provision for doubtful accounts                                        (282)                         (182)
  Provision (credit) for inventory obsolescence                           350                           (17)
  Tax benefit relating to exercise of stock options                       ---                         1,400
  Compensation expense related to stock options
   issued at less than fair value                                         182                           124

Deferred income tax benefit                                              (874)                          ---
Changes in operating assets and liabilities:
  Accounts receivable                                                   6,448                        (1,206)
 Income taxes receivable                                                3,557                           ---
      Inventory                                                           153                         1,157
  Prepaid expenses and other                                             (163)                         (892)
  Accounts payable and accrued expenses                                (9,303)                          975
  Income taxes payable                                                    ---                        (1,127)
                                                                     --------                      --------
   Net cash provided by operating activities                            1,279                         8,248

Cash flows from investing activities:
Purchases of property and equipment                                    (1,946)                       (2,721)
Increase (decrease) in marketable securities                              633                        (1,596)
                                                                     --------                      --------
 Net cash used by investing activities                                 (1,313)                       (4,317)
                                                                     --------                      --------
Cash flows from financing activities
Proceeds from exercise of stock options                                    10                         2,280
                                                                     --------                      --------

Net increase (decrease) in cash and cash equivalents                      (24)                        6,211
Cash and cash equivalents at beginning of period                       32,812                        25,460
                                                                     --------                      --------
Cash and cash equivalents at end of period                           $ 32,788                      $ 31,671
                                                                     ========                      ========
Supplemental cash flow disclosures:
Cash paid for income taxes                                           $    ---                      $  1,855
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in our opinion, such condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

     The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2.  Inventory

     The components of inventory are as follows (in thousands):


                                  March 31,           December 31,
                                    2001                  2000
                                 -----------          ------------
                                 (unaudited)

Raw materials                      $19,692               $15,600
Work-in-process                         33                    36
Finished goods                      12,047                16,288
                                   -------               -------
                                    31,772                31,924
Reserve for obsolescence              (920)                 (569)
                                   -------               -------
  Total inventory, net             $30,852               $31,355
                                   =======               =======

Note 3.  Income per share, common stock split and re-incorporation

     Income per share (EPS) is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. Diluted income per share excludes the impact of common stock options for the three months ended March 31, 2001, as the effect of the assumed exercise of the stock options would be antidilutive to net loss per share.

Note 4.  Acquisitions

     In August of 2000, we acquired all of the issued and outstanding common stock of Millennia Systems, Inc. ("Millennia") for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $0.4 million, for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, which are being amortized on a straight-line basis over periods ranging from three to five years. In addition, unvested Millennia stock options were replaced with equivalent unvested stock options of our. The excess of the fair value of our common stock over the exercise prices of the stock options, which totaled approximately $877,000, was recorded as deferred stock option compensation and will be expensed over the vesting period of the stock options. Millennia, located in Roanoke, Virginia, develops broadband communications equipment.

     In October of 2000, we acquired the ATM product lines of Litton Network Access Systems, a division of Litton Systems, Inc. ("LNAS") for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, customer base and core technology, which are being amortized on a straight-line basis over periods ranging from three to five years. LNAS is also located in Roanoke, Virginia.

     Both of the acquisitions were accounted for using the purchase method of accounting and accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the dates of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values to current assets, equipment, goodwill and other intangibles, and current liabilities in the amounts of $1.0 million, $0.5 million, $17.8 million and $0.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Notice Concerning Forward-Looking Statements

     You should read the following discussion in conjunction with our consolidated financial statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated product offerings, customer revenue mix, gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Our actual results, performance or achievements may differ materially from those anticipated or implied by forward-looking statements. Factors that could cause or contribute to material differences include those discussed in the "Factors Affecting Future Performance" section in this report, as well as our Form 10-K for the year ended December 31, 2000 and other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements in this Report on Form 10-Q.

RESULTS OF OPERATIONS

     Summary

                                                  Three Months Ended
     (In thousands,                                    March 31,
     except per share amounts)               ------------------------------
                                                2001               2000
                                             -----------        ----------
                                             (unaudited)        (unaudited)

     Net revenue                               $28,838            $38,726

     Gross profit                              $15,059            $21,981

     Income (loss) from operations             $(2,306)           $10,336

     Net income (loss)                         $  (852)           $ 7,519

     Income (loss) per share (diluted)         $ (0.03)           $  0.30

     For the three months ended March 31, 2001, our loss from operations and net loss were $2.3 and $852,000 million, respectively, compared to income from operations and net income of $10.3 and $7.5 million, respectively, for the three months ended March 31, 2000. This decrease was primarily due to a higher percentage of operating expenses (as compared to net revenue) and a lower gross margin. Operating expenses increased as employees were added to develop, market, and sell new and existing products. Operating expenses increased significantly as a percentage of net revenue due primarily to the decrease in net revenues. In addition, goodwill amortization expense of $962,000 related to the LNAS and Millennia acquisitions was recorded in the first quarter of 2001. There was no goodwill amortization expense for the quarter ended March 31, 2000.

Net Revenue and Cost of Goods Sold

                                                  Three Months Ended
                                                       March 31,
                                             ------------------------------
     (In thousands)                             2001               2000
                                             -----------        ----------
                                             (unaudited)        (unaudited)

     Net revenue                               $28,838            $38,726

     Cost of goods sold                        $13,779            $16,745

     Net revenue for the three months ended March 31, 2001 decreased to $28.8 million from the $38.7 million reported for the three months ended March 31, 2000. These decreases were attributable to a decrease in the sale of existing products due to capital expenditure reductions by competitive carrier customers and a weakening economy in the first quarter of 2001. Sales for the Adit and Wide Bank products accounted for the majority of revenue in the first quarter of 2001. We believe that sales for these products will increase at a greater rate than the Access Navigator and Access Bank products. The Broadmore product was acquired in October of 2000 and we believe trial and evaluations of this product will convert into customer sales in 2001. The timing and quantities of orders for our products may vary from quarter to quarter in the future. This is due to factors such as demand for the products, economic conditions and ordering patterns of distributors and other direct customers. We believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results; we anticipate that such fluctuations will occur.

     During the three month period ended March 31, 2001, the majority of sales of our products was made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increasing our sales to our direct customers. In the first quarter of 2001, Walker & Associates, Inc. ("Walker") and ADC Telecommunications, Inc. ("ADC") accounted for 19.3% and 16.3% respectively, of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors and other direct customers. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or key direct customers could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers. In the three months ended March 31, 2001, two of these competitive carrier end user customers accounted for more than 10% of our net revenue. XO Communications, Inc. ("XO") was 20.3% of our net revenue and Adelphia Communications Corporation ("Adelphia") was 14.3% of our net revenue. A decrease in sales to either of these competitive carrier customers could have a material adverse effect on our business.

     Costs of goods sold for the three months ended March 31, 2001 decreased to $13.8 million compared to $16.7 million for three months ended March 31, 2000. This decrease was primarily attributable to decreased product shipments and partially influenced by price reductions in existing product platforms.

                                           Three Months Ended
                                                 March 31,
                                         ------------------------
                                            2001         2000
                                         -----------  -----------
                                         (unaudited)  (unaudited)

Gross Margin                                 52%          57%

     Our gross margin for the three months ended March 31, 2001 decreased to 52% from the 57% reported for the three months ended March 31, 2000. This decrease in gross margin was driven primarily by lower revenue in the first quarter, decreases in selling prices, and the Adit products which experienced higher production costs typical of new product introductions. These decreases were partially offset by cost reductions.

     We believe that gross margins could decrease if further pricing declines occur in our products at a greater rate than anticipated cost reductions. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect and as competition intensifies, among other factors. In addition, discounts to distributors vary among product lines and are based on volume shipments, both of which affect gross margins. Our gross margins vary between products. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Gross margins will likely be reduced from time to time by new product introductions by us and our competitors.

Research and Development Expenses

                                         Three Months Ended
                                               March 31,
                                      --------------------------
(Amounts in thousands)                    2001          2000
                                      -----------    -----------
                                      (unaudited)    (unaudited)

Research and development expenses        $8,519         $5,931

As a percentage of net revenue             30%            15%

     For the three months ended March 31, 2001, research and development expenses were $8.5 million, an increase from the $5.9 million reported for the three months ended March 31, 2000. This increase was primarily due to an increase in the number of personnel engaged in the development of new products, specifically the Adit 600 and Adit 105 programs, the acquisition of two research and development facilities in Roanoke, Virginia, and personnel added for enhancing our existing products. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent. We expect the amount of research and development could increase in the second and third quarters to fund the development of new products and enhancements for existing product platforms.

Selling, General and Administrative Expenses

                                                                      Three Months Ended
                                                                  ---------------------------
                                                                          March 31,
                                                                  ---------------------------
(Amounts in thousands)                                             2001                 2000
                                                                -----------          -----------
                                                                (unaudited)          (unaudited)
Sales and marketing expenses                                      $5,415               $4,107
General and administrative expenses                                3,249                1,483
Amortization of deferred stock compensation                          182                  124
                                                                  ------               ------
Total selling, general and administrative expenses                $8,846               $5,714
As a percentage of net revenue                                        31%                  15%

     Selling, general and administrative expenses were $8.8 million for the three months ended March 31, 2001, up from the $5.7 million reported for the three months ended March 31, 2000. Sales and marketing expenses increased to $5.4 million for the three months ended March 31, 2001, up from the $4.1 million for the three months ended March 31, 2000, reflecting increased hiring and marketing activity with respect to the introduction of the Adit 600 and Adit 105 products, customer support, advertising and trade shows. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities, an increase in the size of the sales force and a corresponding increase in sales salaries, bonuses and commissions. Expenses were also incurred as we focused our sales and marketing efforts on increased penetration in ILEC, wireless, and IXC markets. General and administrative expenses increased primarily due to the amortization of goodwill and other intangibles related to the acquisitions of Millennia and the ATM product lines from LNAS.

     We have hired and intend to continue to hire additional sales and marketing personnel and will continue to pursue sales and marketing campaigns. We expect these expenses could increase in absolute dollars in the future. We also expect general and administrative expenses to increase in absolute dollars as we incur additional costs related to the administration of multiple facilities.

Other Income, Net

     For the three months ended March 31, 2001, interest and other income, net income declined to $581,000 from $721,000 for the three months ended March 31, 2000, as a result of a decrease in cash and marketable securities as well as a decrease in interest rates in the first quarter of 2001 compared to the first quarter of 2000. Cash and marketable securities totaled $51.9 million and $73.1 million for the quarters ending March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                                                      March 31,    December 31,
(In thousands)                                          2001           2000
                                                     -----------   ------------
                                                     (unaudited)

Working capital                                        $101,077      $ 99,851
Cash, cash equivalents and marketable securities       $ 51,942      $ 52,460
Total assets                                           $139,689      $149,515

                                                         Three Months Ended
                                                      -------------------------
(In thousands)                                        March 31,    December 31,
Net cash provided (used) by:                            2001           2000
                                                     -----------   ------------
                                                     (unaudited)

Operating activities                                   $  1,279      $ (3,310)
Investing activities                                   $ (1,313)     $(11,162)
Financing activities                                   $     10      $   (868)

     Operating activities provided net cash of approximately $1.3 million for the three months ended March 31, 2001, as compared to cash usage of $3.3 million for the three months ended December 31, 2000. The increase in cash provided by operating activities was primarily due to a decrease in accounts receivable and income taxes receivable and was partially offset by an increase in accounts payable and a net loss. For the three months ended March 31, 2001, we sold a net $633,000 of U.S. Government Agency and

Corporate bonds with maturities greater than one year. Our capital expenditures for the three months ended March 31, 2001 were $1.9 million for additions to facilities and equipment to support our research, development and manufacturing activities. This resulted in $1.3 million of net cash used from investing activities. We believe our current facilities and equipment are sufficient to meet our current operating requirements. Capital expenditures during the remainder of 2001 are expected to continue to increase over 2000 levels.

     Net cash from financing activities provided $10,000 in cash for the three months ended March 31, 2001 which was due to the exercise of stock options.

     Our net inventory levels decreased approximately $503,000 to $30.9 million at March 31, 2001 from $31.4 million at December 31, 2000. This decrease was due to higher sales volumes in the first quarter of 2001 than in the fourth quarter of 2000. We anticipate that inventory levels could increase substantially in the second quarter of 2001 as we are obligated to receive shipments for non-cancelable orders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounts when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for our fiscal year ending December 31, 2001. We do not use derivative instruments, and do not anticipate using them in the future, and therefore the adoption of SFAS No. 133 did not have a material impact on our consolidated financial statements.

     In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation of SAB 101 by two quarters ending December 31, 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The adoption of SAB No. 101 did not have a material impact on our consolidated financial statements.

     In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee, which apply to awards issued after December 15, 1999. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 2001, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities.

FACTORS AFFECTING FUTURE PERFORMANCE

     Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to other information contained in this Form 10-Q Report.

We Have a Limited Operating History.

     We have a limited operating history. We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we have been profitable on an annual basis in recent years, we had a loss from operations of $2.3 million in the first quarter of 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

 .    significant fluctuations in quarterly operating results;

 .    the intensely competitive market for communications equipment;

 .    the expenses and challenges encountered in expanding our sales, marketing, and research and development infrastructure;

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

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Growth Rates.

     Although our revenues grew significantly from fiscal 1998 to 2000, these growth rates may not be sustainable, as is evidenced by our Wide Bank revenue. Past results should not be used to predict future revenue or operating results. Additionally, our revenues in the third and fourth quarters of 2000 fell short of initial management estimates and decreased sequentially from the prior quarters, and we experienced operating losses in the fourth quarter of 2000 and first quarter of 2001. We cannot guarantee that we will not have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

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

     A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the third and fourth quarters of 2000, we experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would harm our operating income for a quarter or series of quarters, especially since operating expenses in a quarter are relatively fixed. These fluctuations could affect the market price of our common stock.

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

We Depend on Emerging Service Providers for Substantially All of Our Business.

     Our customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, Internet service providers, independent operating carriers and wireless service providers. The market for the services provided by the majority of these service providers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many new and existing service providers are continuing to build their networks and infrastructure and to roll out their services in new geographical areas. These new service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential emerging service provider customers cannot successfully raise the needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these service providers' capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

     In addition, many of the industries in which the service providers operate have recently experienced consolidation or bankruptcy. In particular, many telecommunication service providers have recently acquired, been acquired, or merged with Internet service providers or other service providers. The loss of one or more of our service provider customers, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

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

Our Markets are Highly Competitive and Have Many More Established Competitors.

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution and other resources. Our principal competitors for our Access Bank and Adit product include Accelerated Networks, Inc., Adtran, Inc. ("Adtran"), Advanced Fibre Communications, Inc. ("AFC"), Cisco Systems, Inc. ("Cisco"), CopperCom, Efficient Networks, Inc., General DataCom Industries, Inc., Jetstream Communications, Lucent Technologies, Inc. ("Lucent"), NEC USA, Inc. ("NEC"), Newbridge Networks Corporation ("Newbridge"), Northern Telecom Limited ("Nortel"), PairGain Technologies, Inc., Paradyne Corporation, Polycom, VINA Technologies and other small private companies. Our principal competitors for our Wide Bank product include Adtran, Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), NEC, Nortel and other small private companies. Our principal competitors for our Access Navigator product include AFC, Alcatel, Cisco, Lucent, Newbridge, Nortel, Telect, Inc., Tellabs, Inc. and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

 .    In 2000, Walker and ADC accounted for 18% and 16% of net revenue, respectively.

 .    In the quarter ended March 31, 2001 Walker and ADC accounted for 19% and
     16% of net revenue, respectively.

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

     We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors, and our original equipment manufacturers and distributors have in the past reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking occurred in the first quarter of 2001 and may occur again in the future. Moreover, distributors who have overstocked our products have in the past reduced their inventories of our products by selling such products at significantly reduced prices, and this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future, could reduce the demand for our products, create conflicts with other distributors or otherwise harm our business. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns. We believe we have made adequate allowances for these returns to date.

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

     In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of service provider customers. For the quarter ended March 31, 2001 two of these customers accounted for more than 10% of our net revenue, specifically, XO and Adelphia contributed 20% and 14% of net revenue, respectively. None of these service provider customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future customers will not terminate their purchasing arrangements with either us or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could harm our business.

General Economic Conditions Could Continue to Harm our Business.

     We have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by the end user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business most severely in the fourth quarter of 2000, and in the first quarter of 2001. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last six months some service providers, which comprise our principal customers, experienced capital budget constraints, resulting in financial troubles for these companies. This combined with service delays slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

We are Substantially Dependent on Our Direct Sales and Direct Customers.

     Currently, a significant portion of the sales of our products is through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

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

Maintaining and Expanding Our Current Service Provider Customer Base

     Most of our existing distributors currently also distribute the products of our competitors. Some of our existing distributors may in the future distribute or use other competitive products. We cannot assure you that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend, or continue to use, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors or direct customers reduces their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

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

Our Operating Results Are Substantially Dependent on Sole and Single Source Suppliers.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately two hundred key components from vendors for which there are currently no substitutes, and we purchase over one hundred and sixty key components from single vendors. The increase in such key components over previous quarters is due primarily to the introduction of our Broadmore product. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

We Face Risks Associated with Acquisitions.

     In 2000, we acquired Millennia and certain product lines of LNAS, and we may acquire or make similar such investments in complementary companies, products or technologies in the future. We face uncertainty in successfully integrating the acquired business of Millennia and the acquired assets of LNAS. In addition, if we buy a company, we could have difficulty in integrating that company's personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, amortize expenses related to goodwill and other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

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

 .    injury to our reputation; or

 .    increased service and warranty costs.

     Any of these results could have a material adverse effect on our business. Significant delays in meeting deadlines for announced product introductions or enhancements or performance problems with such products could undermine customer confidence in our products, which would harm our customer relationships as well.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

     We require substantial working capital to fund our business. As of March 31, 2001, we had approximately $51.9 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

Continued Expansion of the Market for Communications Services is Necessary for Our Future Growth.

     Our success will also depend on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last three quarters adverse changes and economic conditions adversely impacted the market for the communications services. If the current economic slowdown continues or worsens the market for communications services will continue to be affected which would subsequently have an adverse affect on our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

     We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2001, we have a total of eight U.S. patents and twelve additional patents that are pending issuance. We also have four U.S. registered trademarks and eleven U.S. trademark applications pending. Internationally, we have one Japanese registration and four other international trademark applications pending. We have entered into confidentiality agreements with our employees and consultants, and entered into non-disclosure agreements with our suppliers, customers and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

Our Stock Price Has Been Highly Volatile.

     The market price of our common stock has been, and is likely to continue to be, subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or recommendations by securities analysts, regulatory developments and other events or factors. In addition, the stock market in general and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may harm the market price of our common stock. Our stock price and the stock market in general have been particularly volatile in recent quarters.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the first quarter of 2000.

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CARRIER ACCESS CORPORATION
                                 (Registrant)

                                 By:  /s/ Timothy Anderson
                                     -----------------------------------------
May 14, 2001                         Timothy Anderson
                                     Chief Financial Officer
                                     (Principal Accounting Officer
                                     and Authorized Signatory)