Form 10-Q
period 2001-06-30
CARRIER ACCESS CORP
filed 2001-08-14
CIK 1018074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from____________ to ____________

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
    The number of shares outstanding of the issuer's common stock, par value $0.001, as of July 31, 2001 was 24,705,822 shares.

                          CARRIER ACCESS CORPORATION

                               TABLE OF CONTENTS

                                                                                                                            Page No.
                                                                                                                            --------
PART I       FINANCIAL INFORMATION
             Item 1.  Financial Statements.................................................................................     3
                      Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000
                      Condensed Consolidated Statements of Operations (unaudited) -- Three and Six Months Ended June 30,
                      2001 and 2000
                      Condensed Consolidated Statements of Cash Flows (unaudited) -- Six Months Ended June 30, 2001 and 2000
                      Notes to Condensed Consolidated Financial Statements (unaudited)

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................     7

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................    11
                      Factors Affecting Future Performance.................................................................    11

PART II      OTHER INFORMATION

             Item 1.  Legal Proceedings....................................................................................    20

             Item 2.  Changes in Securities and Use of Proceeds............................................................    20

             Item 3.  Defaults Upon Senior Securities......................................................................    20

             Item 4.  Submission of Matters to a Vote of Security Holders..................................................    20

             Item 5.  Other Information....................................................................................    20

             Item 6.  Exhibits and Reports on Form 8-K.....................................................................    20

                      Signature............................................................................................    21

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CARRIER ACCESS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                         June 30, 2001           December 31,
                                                                          (unaudited)                2000
                                                                           ---------               ---------
ASSETS
Current assets:
    Cash and cash equivalents                                              $  25,110               $  32,812
    Marketable securities available for sale                                  19,083                  19,648
    Accounts receivable, net                                                  21,540                  23,059
    Income tax receivable                                                        941                   4,383
    Inventory, net                                                            40,880                  31,355
    Deferred income taxes                                                      7,025                   3,417
    Prepaid expenses and other                                                 1,921                   1,895
                                                                           ---------               ---------
    Total current assets                                                     116,500                 116,569
Property and equipment, net of accumulated depreciation and
    amortization                                                              15,418                  13,942
Goodwill and other intangibles, net of amortization                           15,052                  16,879
Deferred income taxes                                                            832                   1,894
Other assets                                                                     230                     231
                                                                           ---------               ---------
    Total assets                                                           $ 148,032               $ 149,515
                                                                           =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  10,930               $  10,262
    Accrued expenses and other liabilities                                     6,833                   6,456
                                                                           ---------               ---------
    Total current liabilities                                                 17,763                  16,718
                                                                           ---------               ---------
Stockholders' equity:
Common stock $0.001 par value, 60,000 shares authorized and 24,673 shares issued and outstanding at December 31, 2000 and 24,706
    shares issued and outstanding at June 30, 2001, respectively                  31                      30
Additional paid-in capital                                                    86,174                  86,135
Deferred compensation                                                         (1,169)                 (1,425)
Retained earnings                                                             44,940                  47,867
Accumulated other comprehensive income                                           293                     190
                                                                           ---------               ---------
    Total stockholders' equity                                               130,269                 132,797
                                                                           ---------               ---------
Commitments and Contingencies
                                                                           =========               =========
Total liabilities and stockholders' equity                                 $ 148,032               $ 149,515
                                                                           =========               =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                           Three Months Ended June 30,         Six Months Ended June 30,
                                           ---------------------------         ---------------------------
                                             2001               2000             2001               2000
                                           --------           --------         --------           --------
Net revenue                                $ 29,434           $ 44,126         $ 58,272           $ 82,851
Cost of goods sold                           14,353             19,102           28,133             35,847
                                           --------           --------         --------           --------
    Gross profit                             15,081             25,024           30,139             47,004
                                           --------           --------         --------           --------
Operating expenses:
    Research and development                  9,220              7,153           17,691             13,085
    Sales and marketing                       6,370              4,994           11,833              9,100
    General and administrative                2,747              2,011            5,022              3,493
    Goodwill amortization                       919                 --            1,893                 --
    Amortization of deferred stock
     compensation                                74                103              256                227
                                           --------           --------         --------           --------
    Total operating expenses                 19,330             14,261           36,695             25,905
                                           --------           --------         --------           --------
       Income (loss) from operations         (4,249)            10,763           (6,556)            21,099

Other income, net                               475                801            1,057              1,522
                                           --------           --------         --------           --------
    Income (loss) before income taxes        (3,774)            11,564           (5,499)            22,621

Income tax expense (benefit)                 (1,700)             3,701           (2,573)             7,239
                                           --------           --------         --------           --------
    Net income (loss)                     ($  2,074)          $  7,863         $ (2,926)          $ 15,382
                                           --------           --------         --------           --------

Net income (loss) per share:
    Basic                                 ($   0.08)          $    0.32       ($   0.12)          $   0.64
    Diluted                               ($   0.08)          $    0.32       ($   0.12)          $   0.62

Weighted average common shares:
    Basic                                    24,891             24,270           24,862             24,176
    Diluted                                  24,891             24,848           24,862             24,927

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
          CONDENSED CONSOLIDATED StatementS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                     Six Months Ended June 30,
                                                               -------------------------------------
                                                                    2001                   2000
                                                               -------------------------------------
Cash flows from operating activities:
Net income (loss)                                                $ (2,926)              $15,382
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization expense                           4,108                 1,193
    Provision (credit) for doubtful accounts                         (202)                   34
    Provision for inventory obsolescence                              817                   391
    Tax benefit relating to exercise of stock options                  --                 1,400
    Compensation expense related to stock options
      issued at less than fair value                                  256                   227
Deferred income tax benefit                                        (3,490)                 (833)
Changes in operating assets and liabilities:
    Accounts receivable                                             1,721                (3,975)
    Income taxes receivable                                         3,443                    --
    Inventory                                                     (10,342)               (2,200)
    Prepaid expenses and other                                        (92)                 (590)
    Accounts payable and accrued expenses                           1,043                 4,806
    Income taxes payable                                              944                (1,460)
                                                                 --------               -------
      Net cash provided (used) by operating activities             (4,720)               14,375
                                                                 --------               -------

Cash flows from investing activities:
Purchases of property and equipment                                (3,691)               (5,103)
Purchases and sales of marketable securities, net                     668                27,768
                                                                 --------               -------
    Net cash provided (used) by investing activities               (3,023)               22,665
                                                                 --------               -------

Cash flows from financing activities:
Proceeds from exercise of stock options                                41                 1,370
                                                                 --------               -------

Net increase (decrease) in cash and cash equivalents               (7,702)               38,410
Cash and cash equivalents at beginning of period                   32,812                25,460
                                                                 --------               -------
Cash and cash equivalents at end of period                       $ 25,110               $63,870
                                                                 ========               =======

Supplemental cash flow disclosures:
Cash paid for income taxes                                       $     --               $ 8,021
                                                                 ========               =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CARRIER ACCESS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

    Business and Basis of Presentation

    Carrier Access is an equipment manufacturer that helps more than 1,800 telecommunications companies accelerate service revenue, lower operating costs, and extend capital budgets by applying our high-performance access and service creation technologies. Founded in 1992, Carrier Access' products are held to high reliability standards, including certifications like OSMINE, ISO 9000, and NEBS Level 3. Our products are used by our customers to provide services including local and long distance voice, high-speed data and Internet services to businesses, government and enterprise end users.

    Our Access Bank(R), Wide Bank(R), Access Navigator(TM), Adit(TM) and Broadmore(TM) products are connected to T1, digital subscriber line, digital radio, T3 and optical access networks to provide enhanced communications for businesses. Our NetworkValet(TM) product, an element management system, coordinates the provisioning, monitoring, and maintenance among the products and interfaces with other network management systems.

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

Note 2.  Inventory

    The components of inventory are as follows (in thousands):

                                            June 30,         December 31,
                                              2001               2000
                                           (unaudited)
Raw materials                               $31,921            $15,600
Work-in-process                                  33                 36
Finished goods                               10,312             16,288
                                            -------            -------
                                             42,266             31,924

Reserve for obsolescence                     (1,386)              (569)
                                            -------            -------
   Total inventory, net                     $40,880            $31,355
                                            =======            =======

Note 3.  Income per share

    Income per share (EPS) is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. Diluted income per share excludes the impact of common stock options for the three months ended June 30, 2001, as the effect of the assumed exercise of the stock options would be antidilutive to net loss per share.

Note 4.  Acquisitions

    In August of 2000, we acquired all of the issued and outstanding common stock of Millennia Systems, Inc. ("Millennia") for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $400,000, for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, which is being amortized on a straight-line basis over periods ranging from three to five years. In addition, unvested Millennia stock options were replaced with equivalent unvested stock options of our stock. The excess of the fair value of our common stock over the exercise prices of the stock options, which totaled approximately $877,000, was recorded as deferred stock option compensation and will be expensed over the vesting period of the stock options. Millennia, located in Roanoke, Virginia, developed broadband communications equipment.

    In October of 2000, we acquired the ATM product lines of Litton Network Access Systems, a division of Litton Systems, Inc. ("LNAS") for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, customer base and core technology, which is being amortized on a straight-line basis over periods ranging from three to five years. LNAS is also located in Roanoke, Virginia.

    Both of the acquisitions were accounted for using the purchase method of accounting and accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the dates of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values to current assets, equipment, goodwill and other intangibles, and current liabilities in the amounts of $1.0 million, $500,000, $17.8 million and $900,000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including forward-looking statements regarding future customer sales of the Broadmore product, inventory levels, our anticipated product offerings, customer revenue mix, gross margins and operating costs and expenses.

RESULTS OF OPERATIONS

    Summary

                                                              Three Months Ended               Six Months Ended
     (In thousands, except per share amounts)                      June 30,                         June 30,
                                                         ------------------------------  -----------------------------
                                                              2001            2000            2001           2000
                                                         --------------  --------------  --------------  -------------
                                                           (unaudited)     (unaudited)     (unaudited)     (unaudited)
    Net revenue                                            $   29,434      $   44,126      $   58,272      $   82,851

    Gross profit                                           $   15,081      $   25,024      $   30,139      $   47,004

    Income (loss) from operations                          $   (4,249)     $   10,763      $   (6,556)     $   21,099

    Net income (loss)                                      $   (2,074)     $    7,863      $   (2,926)     $   15,382

    Income (loss) per share (diluted)                      $    (0.08)     $     0.32      $    (0.12)     $     0.62

    For the three months ended June 30, 2001, our loss from operations and net loss were $4.3 and $2.1 million, respectively, compared to operating income and net income of $10.8 and $7.9 million respectively for the three months ended June 30, 2000. For the six months ended June 30, 2001, our loss from operations and net loss were $6.6 and $2.9 million, respectively, compared to operating income and net income of $21.1 and $15.4 million respectively for the six months ended June 30, 2000. These decreases were primarily due to decreasing revenues, a higher percentage of operating expenses (as compared to net revenue), and a lower gross margin. Operating expenses increased as employees were added to develop, market, and sell new and existing products. Operating expenses increased significantly as a percentage of net revenue due primarily to the decrease in net revenues. In addition, goodwill amortization expense of $919,000 and $1.9 million related to the LNAS and Millennia acquisitions was recorded for the quarter ended June 30, 2001, and for the six months ended June 30, 2001, respectively. There was no good-will amortization expense for the quarter ended June 30, 2000 and for the six months ended June 30, 2000.

    As a result of a complete business plan review, our product development programs were resized on July 19, 2001 to focus on the largest opportunities in Incumbent Local Exchange Carriers ("ILEC"), wireless and global service provider markets. This refinement of focus included a reduction of our work force by approximately eighty employees.

Net Revenue and Cost of Goods Sold

                                                              Three Months Ended             Six Months Ended
                                                          --------------------------    --------------------------
                                                                   June 30,                      June 30,
  (In thousands)                                              2001          2000            2001          2000
                                                          ------------- ------------    ------------- ------------
                                                           (unaudited)   (unaudited)     (unaudited)   (unaudited)
  Net revenue                                               $   29,434    $   44,126     $    58,272    $   82,851

  Cost of goods sold                                        $   14,353    $   19,102     $    28,133    $   35,847

    Net revenue for the three months ended June 30, 2001 decreased to $29.4 million from the $44.1 million reported for the three months ended June 30, 2000. Net revenue for the six months ended June 30, 2001 decreased to $58.3 million from the $82.9 million reported for the six months ended June 30, 2000. These decreases were attributable to a decrease in the sale of existing products due to capital expenditure reductions by competitive carrier customers and a weakening economy in the first and second quarters of 2001. Sales for the Adit and Wide Bank products accounted for the majority of revenue in the second quarter of 2001. In addition, the Broadmore product was acquired in October of 2000, and we believe trial and evaluations of this product will convert into customer sales in 2001. The timing and quantities of orders for our products may vary from quarter to quarter in the future due to factors such as demand for our products, economic conditions, and ordering patterns of distributors and other direct customers. We believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results; we anticipate that such fluctuations will occur in the future.

    During the six month period ended June 30, 2001, the majority of sales of our products were made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In the second quarter of 2001, Walker & Associates, Inc. ("Walker") accounted for 22% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors and other direct customers. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or key direct customers could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers. In the six months ended June 30, 2001, two of these competitive carrier end user customers accounted for more than 10% of our net revenue. XO Communications, Inc. ("XO") accounted for 22% of our net revenue and Adelphia Communications Corporation ("Adelphia") accounted for 15% of our net revenue. A decrease in sales to any of these competitive carrier customers could have a material adverse effect on our business.

    Costs of goods sold for the three months ended June 30, 2001 decreased to $14.4 million compared to $19.1 million for three months ended June 30, 2000. Costs of goods sold for the six months ended June 30, 2001 decreased to $28.1 million compared to $35.8 million for six months ended June 30, 2000. These decreases were primarily attributable to decreased product shipments and partially influenced by selling price reductions in existing product platforms.

                           Three Months Ended        Six Months Ended
                       -------------------------- --------------------------
                                 June 30,                 June 30,
                           2001          2000         2001          2000
                       ------------- ------------ ------------- ------------
                        (unaudited)   (unaudited)  (unaudited)   (unaudited)

Gross Margin                   51%           57%          52%           57%

    Our gross margin for the three months ended June 30, 2001 decreased to 51% from the 57% reported for the three months ended June 30, 2000. Our gross margin for the six months ended June 30, 2001 decreased to 52% from the 57% reported for the six months ended June 30, 2000. These decreases in gross margins were driven primarily by lower production volume in the second quarter, decreases in selling prices, and increased overhead expenses. These decreases were partially offset by product cost reductions.

    We believe that gross margins could decrease if further pricing declines occur in our products at a greater rate than anticipated cost reductions. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. Our gross margins vary between products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins will likely be reduced from time to time by new product introductions by our competitors and us.

Research and Development Expenses

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                       ---------------------------- ---------------------------
  (Amounts in thousands)                                   2001          2000           2001          2000
                                                       ------------- -------------- ------------- -------------
                                                        (unaudited)   (unaudited)   (unaudited)    (unaudited)
  Research and development expenses                      $9,220        $7,153        $17,691        $13,085

  As a percentage of net revenue                             31%           16%            30%            16%

    For the three months ended June 30, 2001, research and development expenses were $9.2 million, an increase from the $7.2 million reported for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses were $17.7 million, an increase from the $13.1 million reported for the six months ended June 30, 2000. These increases were primarily due to an increase in personnel engaged in new product development and enhancement of existing products, and the acquisition of three research and development facilities. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent.

Selling, General and Administrative Expenses

                                                           Three Months Ended           Six Months Ended
                                                      ---------------------------- ---------------------------
                                                                June 30,                    June 30,
                                                       ---------------------------- ---------------------------
                                                        (unaudited)   (unaudited)   (unaudited)   (unaudited)
  (Amounts in thousands)
                                                           2001          2000          2001          2000
                                                       ------------  ------------- ------------  -------------
  Sales and marketing expenses                          $ 6,370        $4,994       $11,833       $ 9,100

  General and administrative expenses                     2,747         2,011         5,022         3,493

  Goodwill amortization                                     919            --         1,893            --

  Amortization of deferred stock compensation                74           103           256           227
                                                        -------        ------       -------       -------
  Total selling, general and administrative expenses    $10,110        $7,108       $19,004       $12,820

  As a percentage of net revenue                             34%           16%           33%           15%

    Selling, general and administrative expenses were $10.1 million for the three months ended June 30, 2001, up from the $7.1 million reported for the three months ended June 30, 2000. Selling, general and administrative expenses were $19.0 million for the six months ended June 30, 2001, up from the $12.8 million reported for the six months ended June 30, 2000. Sales and marketing expenses increased to $6.4 million for the three months ended June 30, 2001, up from the $5.0 million for the three months ended June 30, 2000. Sales and marketing expenses increased to $11.8 million for the six months ended June 30, 2001, up from the $9.1 million for the six months ended June 30, 2000. These increases reflect increased hiring and marketing activity to increase sales in target markets which include ILEC, wireless, and international customers. In addition, there was increased marketing activity in customer support, advertising, and trade shows. The increases in sales and marketing expenses were the result of our expanded sales and marketing activities, an increase in the size of the sales force, and a corresponding increase in sales salaries, bonuses, and commissions. General and administrative expenses increased to $2.7 million for the three months ended June 30, 2001 compared to $2.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses increased to $5.0 million compared to $3.5 million for the six months ended June 30, 2000. The increase is due to additional headcount, primarily in information systems, and increased expenses for bad debt reserves. We have hired additional sales and marketing personnel and intend to continue to expand this area as market opportunities arise. However, we have taken cost cutting measures and we expect selling, general and administrative expenses to remain flat or slightly increase in the next six months.

Other Income, Net

    For the three months ended June 30, 2001, other income, net decreased to $475,000 from $801,000 for the three months ended June 30, 2000. Other income, net decreased to $1.1 million for the six months ended June 30, 2001 compared to $1.5 million for the same period in 2000. Both decreases are attributable to a decrease in interest income from decreased cash and marketable securities as well as a decrease in interest rates in the second quarter of 2001 compared to the second quarter of 2000. Cash and marketable securities totaled $44.2 million and $76.0 million for the quarters ending June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

                                                            June 30,         December 31,
    (In thousands)                                            2001               2000
                                                         --------------    ---------------
                                                           (unaudited)
    Working capital                                       $  98,737         $  99,851
    Cash, cash equivalents and marketable securities      $  44,193         $  52,460
    Total assets                                          $ 148,032         $ 149,515

                                                                  Six Months Ended
                                                         ---------------------------------
    (In thousands)                                          June 30,          June 30,
    Net cash provided (used) by:                              2001             2000
                                                         --------------    ---------------
                                                           (unaudited)      (unaudited)
    Operating activities                                  $  (4,720)        $  14,375
    Investing activities                                  $  (3,023)        $  22,665
    Financing activities                                  $      41         $   1,370

    Operating activities used net cash of approximately $4.7 million for the six months ended June 30, 2001, as compared to $14.4 million provided by operating activities for the six months ended June 30, 2000. The increase in cash used by operating activities was primarily due to inventory increases and a net loss. For the six months ended June 30, 2001, we sold a net $668,000 of U.S. Government Agency and Corporate bonds with maturities greater than one year. Our capital expenditures for the six months ended June 30, 2001 were $3.7 million for additional facilities and equipment to support our research, development, and manufacturing activities. This resulted in $3.0 million of net cash used from investing activities. We believe our current facilities and equipment are sufficient to meet our current operating requirements. Capital expenditures during the remainder of 2001 are not expected to exceed 2000 levels.

    Net cash from financing activities provided $41,000 in cash for the six months ended June 30, 2001, which was due to the exercise of stock options.

    Our net inventory levels increased approximately $9.5 million to $40.9 million at June 30, 2001 from $31.3 million at December 31, 2000. This increase was due to obligations to receive shipments for non-cancelable orders placed in the third and fourth quarter of 2000. These obligations were made when there were long lead times in the contract manufacturing industry and revenues were at higher levels. We anticipate that inventory levels will decrease in the third quarter of 2001 as we are not obligated to receive shipments for non-cancelable orders until the fourth quarter of 2001, and that these obligations will have a minimal impact.

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

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS No. 141), "Business Combinations," was issued in July 2001. This statement requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and supersedes APB No. 16, "Business Combinations." The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. SFAS 141 is effective for our financial statements for the year ended December 31, 2002 and we do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

    Statement of Financial Accounting Standards (SFAS No. 142), "Goodwill and Other Intangible Assets," was issued in July 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Option No. 17, "Intangible Assets." Goodwill and other intangible assets acquired after June 30, 2001 will not be subject to amortization after the statement is effective. The statement also sets forth specific guidelines to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. This statement is effective for our financial statements for the year ended December 31, 2002. Upon adoption of this standard, our unamortized goodwill of $15.1 million as of June 30, 2001 will no longer be subject to amortization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of June 30, 2001, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of June 30, 2001, we have not used derivative instruments or engaged in hedging activities.

FACTORS AFFECTING FUTURE PERFORMANCE

    Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe to be immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to other information contained in this Form 10-Q Report.

We Have a Limited Operating History.

    We have a limited operating history. We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we have been profitable on an annual basis in recent years, we had a loss from operations of $2.1 and $2.9 million in the second quarter of 2001 and six months ended June 30, 2001, respectively. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

 .    significant fluctuations in quarterly operating results;

 .    the intensely competitive market for communications equipment;

 .    the expenses and challenges encountered in resizing our sales, marketing, and research and development infrastructure;

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

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Growth Rates.

    Although our revenues grew significantly from fiscal 1998 to 2000, these growth rates may not be sustainable, as is evidenced by our revenue in the previous four quarters. Past results should not be used to predict future revenue or operating results. Additionally, we experienced operating losses in the fourth quarter of 2000 and first and second quarter of 2001. We cannot guarantee that we will not have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

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

 .    potential obsolescence of existing inventory;

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

    Because most of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end users of their products for longer periods of time. Moreover, the current downturn in general economic conditions has lead to significant reductions in customer spending for telecommunications equipment, which has resulted in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues fall below the expectations of securities analysts and investors, the trading price of our common stock could significantly decline, as we experienced in the third and fourth quarters of 2000.

We Depend on Emerging Service Providers for Substantially All of Our Business.

    Our customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, Internet service providers, independent operating carriers, and wireless service providers. The market for the services provided by the majority of these service providers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many new and existing service providers are continuing to build their networks and infrastructure and to roll out their services in new geographical areas. These new service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential emerging service provider customers cannot successfully raise the needed funds, or if they experience any other trends adversely affecting their operating results or profitability, these service providers' capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

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

    Competitive local exchange carriers are allowed to compete with independent local exchange carriers in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on independent local exchange carriers to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by independent local exchange carriers or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act, or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

    We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act and we cannot assure you that Congress will not propose changes to the Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Further, we may decide to modify our products to meet anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

Our Markets are Highly Competitive and Have Many More Established Competitors.

    The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our Access Bank and Adit product include Accelerated Networks, Inc., Adtran, Inc. ("Adtran"), Advanced Fibre Communications, Inc. ("AFC"), Cisco Systems, Inc. ("Cisco"), CopperCom, General DataCom Industries, Inc., Lucent Technologies, Inc. ("Lucent"), NEC USA, Inc. ("NEC"), Northern Telecom Limited ("Nortel"), Paradyne Corporation, Polycom, VINA Technologies, and other small private companies. Our principal competitors for our Wide Bank product include Adtran, Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), NEC, Nortel, and other small private companies. Our principal competitors for our Access Navigator product include Adtran, AFC, Alcatel, Cisco, Lucent, Nortel, Telect, Inc., Tellabs, Inc., and other small private companies. We expect that many of our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

    Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing, and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion, and sale of their products. Such competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features, or be introduced earlier than our solutions. Many telecommunications companies have large internal development organizations that develop software solutions and provide services similar to our products and services. We expect our competitors to continue to improve the performance of their current products and to introduce new products or technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or noncompetitive.

    To be competitive, we will have to continue to invest significant resources in research and development and sales and marketing. We may not have sufficient resources to make such investments or be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which would harm our business.

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

 .    In the quarter ended June 30, 2001, Walker accounted for 22% of net revenue.

    We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business would be harmed.

    We have limited knowledge of the financial condition of certain of our distributors, however, we are aware that some of our distributors have limited financial and other resources which could impair their ability to pay us. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition, or results of operations.

    We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors. Original equipment manufacturers and distributors have, in the past, reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking have occurred in the past and may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices; this may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year certain distributors are allowed to return a maximum of fifteen percent (15%) of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns. We believe we have made adequate allowances for these returns to date.

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

    In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of service provider customers. For the quarter ended June 30, 2001 two of these customers accounted for more than 10% of our net revenue, specifically, XO and Adelphia contributed 23% and 16% of net revenue, respectively. None of these service provider customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future customers will not terminate their purchasing arrangements with either us or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could harm our business.

General Economic Conditions Could Continue to Harm our Business.

    We have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by the end user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business most severely in the fourth quarter of 2000, and in the first quarter of 2001. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last nine months some service providers, which comprise our principal customers, experienced capital budget constraints, resulting in financial troubles for these companies. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

We are Substantially Dependent on Our Direct Sales and Direct Customers.

    Currently, a significant portion of the sales of our products is through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.

    We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers have limited financial and other resources that could impair their ability to pay us. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition, or results of operations.

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

    Our future net revenue growth will depend in large part onthe following factors:

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

    In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions than to our products. Further, we cannot assure you that our distributors will continue to offer our products. Our distributor relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the distributor from carrying competing products, and (3) do not require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

Our Operating Results Are Substantially Dependent on Sole and Single Source Suppliers.

    Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately two hundred key components from vendors for which there are currently no substitutes, and we purchase over one hundred and sixty key components from single vendors. The increase in such key components over previous quarters is due primarily to the introduction of our Broadmore product. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis, and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

    In addition, manufacturing certain of these single or sole source components is extremely complex, and our reliance on the suppliers of these components, especially for newly designed components, exposes us to potential production difficulties and quality variations that the suppliers experience, which has negatively impacted cost and timely delivery of our products. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on our business, financial condition, or results of operations.

Our Ability to Meet Customer Demand Depends on the Availability of Our
Components.

    Our distributors and direct customers frequently require rapid delivery after placing an order. Delays in shipment by one of our suppliers have lead to lost sales and sales opportunities. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms, and general market demand for components. If distributor orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could harm our business.

Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays.

    We currently use several independent manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, and costs. Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be unable in the future to continue to provide manufacturing services or components to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of nine months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available. Any significant interruption in our supply of these components would result in delays or in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition, or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would harm our business.

Our Executive Officers and Certain Key Personnel Are Critical to Our Business, and These Officers and Key Personnel May Not Remain With Us in the Future.

    Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, Corporate Development Officer, and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger Koenig, President and Chief Executive Officer, our co-founder, could harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

Our Growth is Dependent on Our Introduction of New Products and Enhancements to Existing Products, Failure to Bring New Products to Market, and Any Delay in Customers' Transition to Our New Products Could Adversely Affect Our Business.

    Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by us or our competitors have in the past caused, and may in the future cause, distributors or end users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

    The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our introduction of new or enhanced products will also require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features that were included in subsequent release of such product. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

    We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. To offset declining selling prices, we believe that we must successfully reduce the costs of production of our existing products and introduce and sell new products and product enhancements on a timely basis at a low cost or sell products and product enhancements that incorporate features that enable them to be sold at higher average selling prices. We may not be able to achieve the desired cost savings. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or we are unable to introduce enhanced products with higher selling prices, our gross margins will decline, and such decline would harm our business.

We Face Risks Associated with Acquisitions.

    In 2000, we acquired Millennia and certain product lines of LNAS. We may acquire or make similar such investments in complementary companies, products, or technologies in the future. If we buy a company, we could have difficulty in integrating that company's personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

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

Our Products May Suffer From Defects or Errors That May Subject Us to Product Returns and Product Liability Claims.

    Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur after commencement of commercial shipments, the following may happen:

 .    delay in or loss of market acceptance and sales;

 .    product returns;

 .    diversion of development resources resulting in new product development delay;

 .    injury to our reputation; or

 .    increased service and warranty costs.

    Significant delays in meeting deadlines for announced product introductions or enhancements or performance problems with such products could undermine customer confidence in our products, which would harm our customer relationships as well. Any of these results could have a material adverse effect on our business

    Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future. A successful product liability claim brought against us could harm our business. Our agreements with our distributors and direct customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective or adequate under the laws of certain jurisdictions.

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating
Results.

    The sale of our broadband digital access products averages approximately four to twelve months in the case of service providers, but can take significantly longer in the case of incumbent local exchange carriers and other end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a service provider's budgetary constraints, (2) distributor or service provider internal acceptance reviews,
(3) the success and continued internal support of a service provider's own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or service providers. In addition, as service providers have matured and grown larger, their purchase process may become more institutionalized, and it will become increasingly difficult, and requires more of our time and effort, to gain the initial acceptance and final adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our service provider's products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities, and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

We Must Keep Pace with Rapid Technological Change to Remain Competitive.

    The communications marketplace is characterized by (1) rapidly changing technology, (2) evolving industry standards, (3) changes in end user requirements, and (4) frequent new product introductions and enhancements that may render our existing products obsolete. We expect that new packet-based technologies will emerge as competition in the communications industry increases and the need for higher volume and more cost efficient transmission equipment expands. Industry standards for multi-service digital access equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the business market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of our existing or future products could be significantly diminished. As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could harm sales of our current products or delay introduction of our future products.

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

    We require substantial working capital to fund our business. As of June 30, 2001, we had approximately $44.2 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

Continued Expansion of the Market for Communications Services is Necessary for Our Future Growth.

    Our success will also depend on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last four quarters, adverse changes and economic conditions adversely impacted the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected, which would subsequently have an adverse affect on our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

    We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 30, 2001, we have a total of eight U.S. patents, eight U.S. patents that are pending issuance, and ten foreign patents pending issuance. We also have four U.S. registered trademarks, eleven U.S. trademark applications pending registration, one foreign registered trademark, and three foreign trademark applications pending registration. We have entered into confidentiality agreements with our employees and consultants, and entered into non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

    The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to us. We have no assurance that any future claims, if determined adversely to us, would not harm our business. In our distribution agreements, we agree to indemnify distributors and service provider customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks, or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from the distributor.

    In the event litigation is required to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, or cause product shipment delays. In the event of an adverse ruling in any litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses from third parties. In the event of a claim or litigation against or by us or our failure to develop or license a substitute technology on commercially reasonable terms, our business could be harmed.

Our Stock Price Has Been Highly Volatile.

    The market price of our common stock has been, and is likely to continue to be, subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or recommendations by securities analysts, regulatory developments, and other events or factors. In addition, the stock market in general, and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may harm the market price of our common stock. Our stock price and the stock market in general have been particularly volatile in recent quarters.

We are Controlled by a Small Number of Stockholders.

    The members of our Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 58% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, each a Director and our Chief Executive Officer and Corporate Development Officer respectively, are married and together beneficially own approximately 56% of our outstanding shares of common stock. Accordingly, these stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Stockholders, held on May 24, 2001, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

    The following individuals were elected to serve on the Board of Directors until the next annual meeting of stockholders:

        Nominee                       For                Withheld
        -------                       ---                --------

        Roger L. Koenig             21,933,609             50,761
        Nancy Pierce                21,058,153            926,217
        John Barnett, Jr.           21,944,409             39,961
        Joseph A. Graziano          21,944,409             39,961
        David R. Laube              21,944,409             39,961

    The vote for the ratification of the appointment by the Board of Directors of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2001 was as follows:

                                       For                Withheld
                                       ---                --------
                                    21,928,246             50,047

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None.

                                   Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARRIER ACCESS CORPORATION
                                 (Registrant)




                                 By:  /s/ Timothy Anderson
                                     -------------------------------------------
   August 14, 2001                     Timothy Anderson
                                       Chief Financial Officer
                                       (Principal Accounting Officer and
                                        Authorized Signatory)