Form 10-Q
period 2001-09-30
CARRIER ACCESS CORP
filed 2001-11-14
CIK 1018074

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    The number of shares outstanding of the issuer's common stock, par value $0.001, as of October 31, 2001 was 24,739,923 shares.

                           CARRIER ACCESS CORPORATION

                                TABLE OF CONTENTS

                                                                                                                            Page No.
                                                                                                                            --------
PART I       FINANCIAL INFORMATION

             Item 1.  Financial Statements.................................................................................    3
                      Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000
                      Condensed Consolidated Statements of Operations (unaudited) -- Three and Nine Months Ended September
                      30, 2001 and 2000
                      Condensed Consolidated Statements of Cash Flows (unaudited)  -- Nine Months Ended September 30, 2001 and 2000
                      Notes to Condensed Consolidated Financial Statements (unaudited)

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................    8
                      Factors Affecting Future Performance

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................    21

PART II      OTHER INFORMATION

             Item 1.  Legal Proceedings....................................................................................    22

             Item 2.  Changes in Securities and Use of Proceeds............................................................    22

             Item 3.  Defaults Upon Senior Securities......................................................................    22

             Item 4.  Submission of Matters to a Vote of Security Holders..................................................    22

             Item 5.  Other Information....................................................................................    22

             Item 6.  Exhibits and Reports on Form 8-K.....................................................................    22

                      Signature............................................................................................    23

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CARRIER ACCESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                2001                    2000
                                                                             (UNAUDITED)
                                                                             -----------            ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 21,269               $ 32,812
  Marketable securities available for sale                                       14,374                 19,648
  Accounts receivable, net                                                       15,827                 23,059
  Income tax receivable                                                           1,982                  4,383
  Inventory, net                                                                 38,841                 31,355
  Deferred income taxes                                                           8,129                  3,417
  Prepaid expenses and other                                                      1,966                  1,895
                                                                              ---------               --------
  Total current assets                                                          102,388                116,569

Property and equipment, net of accumulated depreciation and
   amortization                                                                  15,053                 13,942
Goodwill and other intangibles, net of amortization                               9,925                 16,879
Deferred income taxes                                                             3,253                  1,894
Other assets                                                                        187                    231
                                                                              ---------               --------
  Total assets                                                                $ 130,806              $ 149,515
                                                                              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   4,350              $  10,262
   Accrued expenses and other liabilities                                         4,407                  6,456
                                                                              ---------               --------
   Total current liabilities                                                      8,757                 16,718

Stockholders' equity:
Common stock $0.001 par value, 60,000 authorized and 24,673 shares issued and outstanding at December 31, 2000 and 24,737 shares
   issued and outstanding at September 30, 2001                                      30                     30
Additional paid-in capital                                                       86,189                 86,135
Deferred compensation                                                            (1,015)                (1,425)
Retained earnings                                                                36,742                 47,867
Accumulated other comprehensive income                                              103                    190
                                                                              ---------               --------
   Total stockholders' equity                                                   122,049                132,797
                                                                              ---------               --------
Commitments

Total liabilities and stockholders' equity                                    $ 130,806              $ 149,515
                                                                              =========              =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CARRIER ACCESS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                                 -----------------------      ---------------------
                                                                                   2001           2000          2001          2000
                                                                                 ---------       -------      -------        -------
Net revenue                                                                      $20,899        $40,184      $79,171        $123,036
Cost of goods sold                                                                13,622         19,042       41,755          54,890
                                                                                 -------        -------      -------        --------
Gross profit                                                                       7,277         21,142       37,416          68,146
                                                                                 -------        -------      -------        --------
Operating expenses:
   Research and development (exclusive of stock based compensation expense of
     $90 and $24, respectively for the quarter ending September 30, 2001 and
     2000 and $284 and $71, respectively for the nine months ended September 30,
     2001 and 2000.)                                                               7,437         25,706       20,521           8,015
   Sales and marketing (exclusive of stock based compensation expense of $10 and
     $49, respectively for the quarter ending September 30, 2001 and 2000 and
     $55 and $162, respectively for the nine months ended September 30, 2001
     and 2000, respectively)                                                       6,128          5,883       17,961          14,983
   General and administrative (exclusive of stock based compensation expense of
     $4 and $41, respectively for the quarter ending September 30, 2001 and 2000 and $20 and $108, respectively for the nine months ended September 30, 2001
     and 2000, respectively)                                                       1,945          2,381        6,968           5,874

   Asset impairment charge                                                         4,220              -        4,220               -
   Goodwill amortization                                                             919            163        2,813             163
   Amortization of deferred stock compensation                                       104            114          359             341
                                                                                 -------        -------      -------        --------
Total operating expenses                                                          21,331         15,978       58,027          41,882
                                                                                 -------        -------      -------        --------
Income (loss) from operations                                                    (14,054)         5,164      (20,611)         26,264

Other income, net                                                                    350            842        1,407           2,363
                                                                                 -------        -------      -------        --------
Income (loss) before income taxes                                                (13,704)         6,006      (19,204)         28,627

Income tax expense (benefit)                                                      (5,506)         1,922       (8,080)          9,161
                                                                                 -------        -------      -------        --------
Net income (loss)                                                                $(8,198)        $4,084     $(11,124)        $19,466
                                                                                 =======        ======-     ========        ========
Income (loss) per share
  Basic                                                                           ($0.33)         $0.17       ($0.45)         $0.80
  Diluted                                                                         ($0.33)         $0.16       ($0.45)         $0.78

Weighted average common shares:
  Basic                                                                           24,709         24,514       24,688          24,349
  Diluted                                                                         24,709         25,087       24,688          24,996



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CARRIER ACCESS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                    2001                  2000
                                                                  --------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $(11,124)            $ 19,466
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization expense                            6,316                2,177
    Provision for doubtful accounts                                  1,096                  102
    Provision (credit) for inventory obsolescence                    2,747                  (72)
    Asset impairment charge                                          4,220                   --
    Tax benefit relating to exercise of stock options                   --                1,400
    Compensation expense related to stock options issued
      at less than fair value                                          341                  410

Deferred income tax benefit                                         (6,071)                (923)
Changes in operating assets and liabilities:
    Accounts receivable                                              6,136              (12,337)
    Income taxes receivable                                          2,401                   --
    Inventory                                                      (10,233)              (6,215)
    Prepaid expenses and other                                        (107)                (703)
    Accounts payable and accrued expenses                           (7,961)               5,275
    Income taxes payable                                                --               (2,302)
                                                                   -------              -------
      Net cash provided (used) by operating activities             (12,170)               6,209
                                                                   -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                 (4,614)              (7,033)
Purchases and sales of marketable securities, net                    5,185               21,651
Payments for business acquisitions, net of cash
   acquired                                                             --               (2,088)
                                                                   -------              -------
    Net cash provided by investing activities                          571               12,530
                                                                   -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                 56                3,953
                                                                   -------              -------
Net increase (decrease) in cash and cash equivalents               (11,543)              22,692
Cash and cash equivalents at beginning of period                    32,812               25,460
Cash and cash equivalents at end of period                        $ 21,269             $ 48,152
                                                                   -------              -------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes                                        $    --              $ 10,895
                                                                   -------              -------
Cash received from income taxes refunded from prior year
   tax payments                                                   $  4,383             $     --
                                                                  ========             ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CARRIER ACCESS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business and Basis of Presentation

    Carrier Access manufactures high-performance equipment for telecommunications carriers that helps to accelerate their revenue, lower operating costs, and extend capital budgets. Founded in 1992, Carrier Access products have delivered more than 2.5 million voice and data lines for customers, including many incumbent carriers and top wireless service providers. We focus on broadband access from the central office to the customer premise; voice and data service creation at end-user locations; and next-generation wireless infrastructure. Carrier Access products meet the industry's highest reliability and interoperability standards, including Telcordia TIRKS/OSMINE, NEBS Level 3, and ISO 9001.

    Our Access Bank(R), Wide Bank(R), Access Navigator(TM), Adit(R), and Broadmore(TM) products are connected to T1, digital subscriber line, digital radio, T3, and optical access networks to provide enhanced communications for businesses. Our NetworkValet(TM) product, an element management system, coordinates the provisioning, monitoring, and maintenance among the products and interfaces with other network management systems.

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

NOTE 2.  INVENTORY

    The components of inventory are as follows (in thousands):

                                          SEPTEMBER 30,      DECEMBER 31,
                                              2001               2000
                                           (unaudited)
Raw materials                                $24,469           $15,600
Work-in-process                                   33                36
Finished goods                                17,655            16,288
                                            --------           -------
                                              42,157            31,924
Reserve for obsolescence                      (3,316)             (569)
                                            --------           -------
    Total inventory, net                     $38,841           $31,355
                                            ========           =======

    An excess inventory charge of $2.5 million was recorded in the third quarter of 2001. The charge resulted from a decrease in demand for certain products and was reflected in cost of goods sold.

NOTE 3.  INCOME PER SHARE

    Income per share (EPS) is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuances of common stock. Diluted income per share excludes the impact of common stock options for the three months and nine months ended September 30, 2001, as the effect of the assumed exercise of the stock options would be antidilutive to net loss per share.

NOTE 4.  ACQUISITIONS

    In August of 2000, we acquired all of the issued and outstanding common stock of Millennia Systems, Inc. ("Millennia") for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million, and the exchange of vested employee stock options valued at approximately $400,000, for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets, including workforce, which is being amortized on a straight-line basis over periods ranging from three to five years. In addition, unvested Millennia stock options were replaced with equivalent unvested stock options of our stock. The excess of the fair value of our common stock over the exercise prices of the stock options, which totaled approximately $877,000, was recorded as deferred stock option compensation and is being expensed over the vesting period of the stock options. Millennia, located in Roanoke, Virginia, develops broadband communications equipment.

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

NOTE 5.  ASSET IMPAIRMENT CHARGE

    During the third quarter of 2001, the projected demand for the commercial version of the Broadmore product line decreased significantly. This product line was acquired as part of the acquisition of the ATM product lines of LNAS. As a result of such decline in demand, we determined that goodwill and other intangible assets associated with the acquisition were impaired and recorded a noncash impairment charge of $4.2 million in the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

    You should read the following discussion in conjunction with our consolidated financial statements. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including forward-looking statements regarding future customer sales of the Broadmore product, inventory levels, our anticipated product offerings, expectations regarding selling, general and administrative expenses over the next few quarters, customer revenue mix, gross margins and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue, " or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in "Factors That May Affect Our Future Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

RESULTS OF OPERATIONS

 SUMMARY

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
  (In thousands, except per share amounts)                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2001            2000           2001             2000
                                                      -------------   ------------    -----------      -----------
                                                       (unaudited)     (unaudited)    (unaudited)      (unaudited)
 Net revenue                                          $   20,899      $    40,184     $   79,171       $  123,036

 Gross profit                                         $    7,277      $    21,142     $   37,416       $   68,146

 Income (loss) from operations                        $  (14,054)     $     5,164     $  (20,611)      $   26,264

 Net income (loss)                                    $   (8,198)     $     4,084     $  (11,124)      $   19,466

 Diluted income (loss) per share                      $    (0.33)     $      0.16     $    (0.45)      $     0.78

    For the three months ended September 30, 2001, our loss from operations and net loss were $14.1 and $8.2 million, respectively, compared to operating income and net income of $5.2 and $4.1 million, respectively, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our loss from operations and net loss were $20.6 and $11.1 million, respectively, compared to operating income and net income of $26.3 and $19.5 million, respectively, for the nine months ended September 30, 2000. These decreases were primarily due to decreasing revenues, caused by overall economic weakness and capital market constraints impacting telecommunication service providers, a higher percentage of operating expenses as compared to net revenue, and a lower gross margin. Operating expenses increased as employees were added to develop, market, and sell new and existing products. Operating expenses increased significantly as a percentage of net revenue due primarily to the decrease in net revenues. In addition, goodwill amortization expense of $919,000 and $2.8 million related to the LNAS and Millennia acquisitions was recorded for the quarter ended September 30, 2001, and for the nine months ended September 30, 2001, respectively, compared to $163,000 that was recorded for the quarter ended September 30, 2000 and for the nine months ended September 30, 2000. During the third quarter of 2001, a non-cash asset impairment charge of $4.2 million related to the goodwill associated with the LNAS acquisition was recorded. See
Note 5 of the consolidated financial statements. Gross margin decreased in part due to a $2.5 million charge taken for slow moving and excess inventory in the quarter ended September 30, 2001. See Note 2 of the consolidated financial statements.

    As a result of a complete business plan review, our product development programs were resized on July 19, 2001 to focus on the largest opportunities in Incumbent Local Exchange Carriers ("ILEC"), wireless and global service provider markets. This refinement of focus included a reduction of our work force by approximately eighty (80) employees. As a result of that reduction and other cost control measures, our operating expenses, excluding goodwill amortization and amortization of deferred stock compensation, were decreased by approximately $2.2 million from the second quarter of 2001 to the third quarter of 2001.

NET REVENUE AND COST OF GOODS SOLD

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ---------------------------      --------------------------
(In thousands)                                              2001            2000             2001            2000
                                                         ----------      ----------       ----------      ----------
                                                         (unaudited)     (unaudited)      (unaudited)     (unaudited)
Net revenue                                           $     20,899    $       40,184  $        79,171  $      123,036

Cost of goods sold                                    $     13,622    $       19,042  $        41,755  $       54,890

    Net revenue for the three months ended September 30, 2001 decreased to $20.9 million from $40.2 million reported for the three months ended September 30, 2000. Net revenue for the nine months ended September 30, 2001 decreased to $79.2 million from $123.0 million reported for the nine months ended September 30, 2000. These decreases were attributable to a decrease in the sale of existing products due to capital expenditure reductions by competitive carrier customers and a weakening economy in the first through the third quarters of 2001. Sales for the Adit and Wide Bank products accounted for the majority of revenue in the third quarter of 2001. The timing and quantities of orders for our products may continue to vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, and ordering patterns of distributors and other direct customers. We believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results and we anticipate that such fluctuations will occur in the future.

    During the nine month period ended September 30, 2001, the majority of sales of our products were made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In the third quarter of 2001, Walker & Associates, Inc. ("Walker") accounted for 17% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers. In the nine months ended September 30, 2001, two of these competitive carrier end user customers accounted for more than 10% of our net revenue. XO and Adelphia accounted for 24%, and 14%, respectively, of our net revenue for the nine months ended September 30, 2001. A decrease in sales to any of these competitive carrier customers could have a material adverse effect on our business.

    Cost of goods sold for the three months ended September 30, 2001 decreased to $13.6 million compared to $19.1 million for the three months ended September 30, 2000. Cost of goods sold for the nine months ended September 30, 2001 decreased to $41.8 million compared to $54.9 million for nine months ended September 30, 2000. These decreases were primarily attributable to decreased product shipments, partially influenced by selling price reductions in existing product platforms, and partially offset by the $2.5 million charge taken for slow moving and excess inventory. See Note 2 of the consolidated financial statements.

GROSS MARGIN

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                 ------------------------     ------------------------
                                                    2001         2000            2001         2000
                                                 ----------   -----------     ----------   ----------
                                                 (unaudited)  (unaudited)     (unaudited)  (unaudited)
                                                     35%          53%            47%           55%

    Our gross margin for the three months ended September 30, 2001 decreased to 35% from 53% reported for the three months ended September 30, 2000. Our gross margin for the nine months ended September 30, 2001 decreased to 47% from 55% reported for the nine months ended September 30, 2000. These decreases in gross margins were driven primarily by charges taken for slow moving and excess inventory, as well as product mix. Gross margins were also impacted by lower production volumes, decreases in selling prices, and increased overhead expenses. These decreases were partially offset by product cost reductions including reductions in the Adit and Wide Bank cost structures.

    We believe that gross margins could decrease if further additional pricing declines occur in our products at a greater rate than anticipated cost reductions. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. Our gross margins vary between products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins will likely be reduced from time to time by new product introductions by our competitors and us.

RESEARCH AND DEVELOPMENT EXPENSES

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------------    -------------------------
(Amounts in thousands)                                   2001           2000           2001          2000
                                                      ----------      ---------    ----------    -----------
                                                      (unaudited)    (unaudited)   (unaudited)   (unaudited)
Research and development expenses                      $8,015        $7,437        $25,706       $20,521

As a percentage of net revenue                          38%           19%            32%           17%

    For the three months ended September 30, 2001, research and development expenses were $8.0 million, an increase from $7.4 million reported for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses were $25.7 million, an increase from $20.5 million reported for the nine months ended September 30, 2000. These increases were primarily due to an increase in personnel engaged in new product development and enhancement of existing products, and the creation of three research and development facilities. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                  -----------------------    -------------------------
                                                                  (unaudited)  (unaudited)   (unaudited)   (unaudited)
(Amounts in thousands)                                               2001          2000          2001          2000
                                                                  -----------  -----------   -----------   -----------
Sales and marketing expenses                                       $ 6,128        $5,883       $17,961        $14,983
General and administrative expenses                                  1,945         2,381         6,968          5,874
Goodwill amortization                                                  919           163         2,813            163
Amortization of deferred stock compensation                            104           114           359            341
                                                                   -------        ------       -------        -------
Total selling, general and administrative expenses, excluding      $ 9,096        $8,541       $28,101        $21,361
asset impairment charge
Asset impairment charge                                              4,220            --         4,220             --
                                                                   -------        ------       -------        -------
Total selling, general and administrative expenses                 $13,316        $8,541       $32,321        $21,361
Total selling, general and administrative expenses, excluding
  asset impairment charge, as a percentage of net revenue               44%           21%           35%            17%
Total selling, general and administrative expenses as a
  percentage of net revenue                                             64%           21%           41%            17%

    Selling, general and administrative expenses were $13.3 million for the three months ended September 30, 2001, up from $8.5 million reported for the three months ended September 30, 2000. Selling, general and administrative expenses were $32.3 million for the nine months ended September 30, 2001, up from $21.4 million reported for the nine months ended September 30, 2000. Sales and marketing expenses increased to $6.1 million for the three months ended September 30, 2001, up from $5.9 million for the three months ended September 30, 2000. Sales and marketing expenses increased to $18.0 million for the nine months ended September 30, 2001, up from $15.0 million for the nine months ended September 30, 2000. These increases reflect increased hiring and marketing activity to increase sales in target markets which include ILEC, wireless, and international customers. In addition, there was increased marketing activity in customer support, advertising, and trade shows. The increases in sales and marketing expenses were the result of our expanded sales and marketing activities, an increase in the size of the sales force, and a corresponding increase in sales salaries, bonuses, and commissions. General and administrative expenses decreased to $1.9 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expenses increased to $7.0 million compared to $5.9 million for the nine months ended September 30, 2000. The increase is due to additional headcount, primarily in information systems, and increased expenses for bad debt reserves. We have hired additional sales and marketing personnel and intend to continue to expand this area as market opportunities arise. Also, during the third quarter of 2001, a noncash asset impairment charge of $4.2 million related to the goodwill associated with the LNAS acquisition was recorded. We instituted cost control measures during the third quarter of 2001, including a reduction in staff, and anticipate that as a result, selling, general and administrative expenses will remain flat or slightly increase over the next few quarters. These cost control measures resulted in a decrease in selling, general and administrative expenses excluding goodwill amortization and asset impairment charge of $1.0 million from the quarter ended June 30, 2001 compared to the quarter ended September 30, 2001.

OTHER INCOME, NET

    For the three months ended September 30, 2001, other income, net decreased to $350,000 from $842,000 for the three months ended September 30, 2000. Other income, net decreased to $1.4 million for the nine months ended September 30, 2001 compared to $2.4 million for the same period in 2000. Both decreases are attributable to a decrease in interest income from decreased cash and marketable securities as well as a decrease in interest rates in the third quarter of 2001 compared to the third quarter of 2000. Cash and marketable securities totaled $35.6 million and $66.4 million for the quarters ending September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                                                         SEPTEMBER 30,       DECEMBER 31,
(In thousands)                                                2001               2000
                                                         -------------       ------------
                                                          (unaudited)
Working capital                                          $     93,631      $   99,851
Cash, cash equivalents and marketable securities         $     35,643      $   52,460
Total assets                                             $    130,806      $  149,515

                                                                NINE MONTHS ENDED
                                                        ----------------------------------
(In thousands)                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                              2001               2000
                                                        -------------       --------------
Net cash provided (used) by:                             (unaudited)          (unaudited)
Operating activities                                    $     (12,170)      $     6,209
Investing activities                                    $         571       $    12,530
Financing activities                                    $          56       $     3,953

    Operating activities used net cash of approximately $12.2 million for the nine months ended September 30, 2001, as compared to $6.2 million provided by operating activities for the nine months ended September 30, 2000. The increase in cash used by operating activities was primarily due to inventory increases and a net loss. For the nine months ended September 30, 2001, we sold a net $5.2 million of marketable securities. Our capital expenditures for the nine months ended September 30, 2001 were $4.6 million for additional facilities and equipment to support our research, development, and manufacturing activities. This activity resulted in $571,000 of net cash provided from investing activities. We believe our current facilities and equipment are sufficient to meet our current operating requirements. Capital expenditures during the remainder of 2001 are not expected to exceed 2000 levels.

    Net cash from financing activities provided $56,000 in cash for the nine months ended September 30, 2001, which was due to cash received upon the exercise of stock options.

    Our net inventory levels increased approximately $7.5 million to $38.8 million at September 30, 2001 from $31.3 million at December 31, 2000. This increase was due to obligations to receive shipments for non-cancelable orders placed in the third and fourth quarter of 2000. These obligations were made when there were long lead times in the contract manufacturing industry and our revenues were at higher levels. Even though we are obligated to receive shipments for non-cancelable orders, we anticipate that inventory levels will decline due to decreased purchasing in the fourth quarter of 2001. We believe that these obligations will have a minimal impact.

    We believe that our existing cash, and investment balances, are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. We are currently negotiating the renewal of our line of credit. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Should the need arise, we believe we would be able to borrow additional funds or otherwise raise additional capital. However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms. We may consider using our capital to make strategic investments or to acquire or license technology or products.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards (SFAS No. 141), "Business Combinations," was issued in July 2001. This statement requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and supersedes APB No. 16, "Business Combinations." The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. SFAS 141 is effective for our financial statements for the year ended December 31, 2002 and the effect of this change on our financial statements has not yet been determined.

    Statement of Financial Accounting Standards (SFAS No. 142), "Goodwill and Other Intangible Assets," was issued in July 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Option No. 17, "Intangible Assets." Goodwill and other intangible assets acquired after June 30, 2001 will not be subject to amortization after the statement is effective. The statement also sets forth specific guidelines to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. This statement is effective for our financial statements for the first quarter ended March 31, 2002. Upon adoption of this standard, our unamortized goodwill of $9.9 million as of September 30, 2001 will no longer be subject to amortization.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for periods beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statements fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the requirements and impact of this statement on the consolidated financial positions and results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY.

    We have a limited operating history. We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we have been profitable on an annual basis in past years, we had a loss from operations of $14.1 and $20.6 million in the third quarter of 2001 and the nine months ended September 30, 2001, respectively. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

  o  significant fluctuations in quarterly operating results;
  o  the intensely competitive market for communications equipment;
  o the expenses and challenges encountered in resizing our sales, marketing, and research and development infrastructure;
  o the risks related to our timely introduction of new packet based products and product enhancements; and
  o the risks associated with general economic conditions, particularly as they may affect the communications equipment industry.

    Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, AND WE MAY NOT BE ABLE TO MAINTAIN OUR GROWTH RATES.

    Although our revenues grew from fiscal 1998 to 2000, these growth rates have not been sustainable, as is evidenced by our revenue in the past five quarters. Past results should not be used to predict future revenue or operating results. Additionally, we experienced operating losses in the fourth quarter of 2000 and all three quarters of 2001. We cannot guarantee that we will not have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

  o  the size of the orders for our products, and the timing of such orders;
  o the commercial success of our products, and our ability to ship enough products to meet customer demand;
  o changes in the financial stability of our distributors, customers, or suppliers;
  o  changes in our pricing policies or the pricing policies of our competitors;
  o  fluctuations in ordering due to increased direct sales to customers;
  o  potential bad debt due to increased direct sales;
  o inability to obtain third party financing for our service provider customers;
  o  seasonal fluctuations in the placement of orders;
  o  potential obsolescence of existing inventory;
  o  changes in our distribution channels;
  o potential delays or deferrals in our product implementation at customer sites;
  o technical problems in customizing or integrating our products with end users' systems, and potential product failures or errors;
  o  certain government regulations; and
  o general economic conditions as well as those specific to the communications equipment industry.

    A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end users increases. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. In the third quarter of 2001, we experienced cancellations and delays of orders, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would harm our operating income for a quarter or series of quarters, especially because operating expenses in a quarter are relatively fixed. These fluctuations could affect the market price of our common stock.

    Because most of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end users of their products for longer periods of time. Moreover, the current downturn in general economic conditions has lead to significant reductions in customer spending for telecommunications equipment, which has resulted in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues fall below the expectations of securities analysts and investors, the trading price of our common stock could significantly decline, as we have experienced since the third quarter of 2000.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND HAVE MANY ESTABLISHED COMPETITORS.

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

    To be competitive, we must continue to invest significant resources in research and development and sales and marketing. We may not have sufficient resources to make such investments or be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which would harm our business.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR DISTRIBUTION CHANNELS.

    To date, a large portion of the sales of our products has been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

   o In 1999, Walker and ADC accounted for 27% and 14% of net revenue, respectively.
   o In 2000, Walker and ADC accounted for 18% and 16% of net revenue, respectively.
   o During the nine months ended September 30, 2001, Walker accounted for 20% of net revenue.

    We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business would be harmed.

    We have limited knowledge of the financial condition of certain of our distributors. We are aware, however, that some of our distributors have limited financial and other resources which could impair their ability to pay us. Although we have increased our reserves for bad debt, we cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition, or results of operations.

    We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our original equipment manufacturers and distributors. Original equipment manufacturers and distributors have, in the past, reduced planned purchases of our products due to overstocking. Such reductions in purchases due to overstocking have occurred in the past and may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or original equipment manufacturers in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year, certain distributors are allowed to return a maximum of fifteen percent (15%) of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns.

    We are generally required to give our distributors a sixty (60)-day notice of price increases. Orders entered by distributors within the sixty (60)-day period are filled at the lower product price. In the event of a price decrease, we are sometimes required to credit distributors the difference in price for any stock they have in their inventory. In addition, we grant certain of our distributors "most favored customer" terms, pursuant to which we have agreed to not knowingly grant another distributor the right to resell our products on terms more favorable than those granted to the existing distributor, without offering the more favorable terms to the existing distributor. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on distributor inventories, our business, financial condition, or results of operations.

    In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe our products are distributed to a limited number of service provider customers. For the quarter ended September 30, 2001, two of these customers accounted for more than 10% of our net revenue, specifically, XO and Adelphia contributed 30% and 12% of net revenue, respectively. None of these service provider customers has any obligation to purchase additional products. Accordingly, we cannot assure you that present or future customers will not terminate their purchasing arrangements with either us or our distributors, or that they will not significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could harm our business.

GENERAL ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

    We have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by the end user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business most severely in the fourth quarter of 2000, and throughout 2001. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last year some service providers, which comprise our principal customers, experienced capital budget constraints, resulting in financial troubles for these companies. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

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

OUR GROWTH IS DEPENDENT UPON SUCCESSFULLY MAINTAINING AND EXPANDING OUR DISTRIBUTION CHANNELS AND DIRECT SALES.

    Our future net revenue growth will depend in large part on the following factors:

   o our success in maintaining our current distributor and direct relationships;
   o diversifying our distribution channels by selling to new distributors and to new direct customers; and
   o improvement in general economic conditions and available funding for service providers.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SOLE AND SINGLE SOURCE SUPPLIERS.

    Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately eighty-four (84) key components from vendors for which there are currently no substitutes, and we purchase approximately thirty-six (36) key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis, and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

A LONGER THAN EXPECTED SALES CYCLE MAY AFFECT OUR REVENUES AND
OPERATING RESULTS.

    The sale of our broadband digital access products averages approximately four to twelve months in the case of service providers, but can take significantly longer in the case of incumbent local exchange carriers and other end users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a service provider's budgetary constraints, (2) distributor or service provider internal acceptance reviews,
(3) the success and continued internal support of a service provider's own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or service providers. In addition, as service providers have matured and grown larger, their purchase process may have become more institutionalized, and thus it may become increasingly difficult, and may require more of our time and effort, to gain the initial acceptance and final adoption of our products by these end users. Although we attempt to develop our products with the goal of facilitating the time to market of our service provider's products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities, and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

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

FAILURE TO MEET FUTURE CAPITAL NEEDS MAY ADVERSELY AFFECT OUR BUSINESS.

    We require substantial working capital to fund our business. As of September 30, 2001, we had approximately $35.6 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

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

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY
AFFECT US.

    We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of September 30, 2001, we have a total of eight U.S. patents, eleven U.S. patents that are pending issuance, and twelve foreign patents pending issuance. We also have five U.S. registered trademarks, ten U.S. trademark applications pending registration, one foreign registered trademark, and ten foreign trademark applications pending registration. We have entered into confidentiality agreements with our employees and consultants, and entered into non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 2001, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 30, 2001, we have not used derivative instruments or engaged in hedging activities.

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

                                    CARRIER ACCESS CORPORATION
                                     (Registrant)





                                    By:  /s/ Timothy R. Anderson
                                         ----------------------------------
November 14, 2001                        Timothy R. Anderson
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Authorized Signatory)