Form 10-K
period 2001-12-31
CARRIER ACCESS CORP
filed 2002-03-29
CIK 1018074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

          ------------------------------------------------------------

            Securities registered pursuant to 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2002, there were 24,746,220 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 1, 2002) was approximately $40,250,484. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           CARRIER ACCESS CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                                                                                                    Page No.
                                                                                                                    --------

PART I

Item 1.  Business.......................................................................................................3

         Risk Factors..................................................................................................10

Item 2.  Properties....................................................................................................19

Item 3.  Legal Proceedings.............................................................................................19

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................19

         Executive Officers of the Registrant..........................................................................19

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................................20

Item 6.  Selected Financial Data.......................................................................................20

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................................................29

Item 8.  Consolidated Financial Statements and Supplementary Data......................................................29

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........................43

PART III

Item 10. Directors and Executive Officers of the Registrant............................................................44

Item 11. Executive Compensation........................................................................................44

Item 12. Security Ownership of Certain Beneficial Owners and Management................................................44

Item 13. Certain Relationships and Related Transactions................................................................44

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.................................45

                           FORWARD LOOKING STATEMENTS


     The information in this report contains certain forward-looking statements, including forward-looking statements regarding future customer sales of our products, inventory levels, our anticipated product offerings, expectations regarding selling, general and administrative expenses over the next few quarters, customer revenue mix, gross margins, and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue, " or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Factors that could cause or contribute to material differences include the factors set forth in the "Risk Factors" section in this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-K.

     Unless otherwise indicated, references in this report to specific years and quarters are to our fiscal year and fiscal quarters.

     Our principal executive offices are located at 5395 Pearl Parkway, Boulder, Colorado 80301; our telephone number is (800) 442-5455 and our web site is http://www.carrieraccess.com. The information on our web site is not incorporated in this report.

                                     PART I


ITEM 1. BUSINESS

GENERAL

     Carrier Access Corporation manufactures high-performance equipment for telecommunications carriers that helps to accelerate revenue, lower operating costs and extend capital budgets. We were incorporated in Colorado in September 1992, reincorporated in Delaware in June 1998 and completed our initial public offering in July 1998. Our solutions deliver more than 2.5 million voice and data lines into 4,500 cities for customers, including all the incumbent carriers and the top wireless service providers and competitive cable companies.

     We focus our business on three areas: broadband access from the Central Office, or "CO" (a physical building where the local switching equipment is found), to the customer premise, enterprise voice and data service delivery and wireless infrastructure. Our solutions meet the industry's highest reliability and interoperability standards, including Telcordia TIRKS/OSMINE, NEBS Level 3, and ISO 9001. Depending upon product configuration, the retail list prices of our products range from $995 to $50,000.

RECENT DEVELOPMENTS

     BROADBAND ACCESS: We efficiently deliver broadband access from the CO to the end-user's location and our digital equipment provides a solution for the distribution and management of high bandwidth services. Our CO communications solutions enable service providers to reach a large number of voice and high-speed Internet access businesses and consumers. Service providers can cost-effectively connect end-user customers to their network platforms, decrease ongoing transmission equipment and maintenance expenses, and, at the same time, increase revenue through new service delivery.

     ENTERPRISE VOICE/DATA SERVICE DELIVERY: As the demand for sophisticated voice and data service delivery increases, national and local service providers are focused on optimizing service margins by decreasing access transport and labor costs. These costs have proven more difficult to control than other expenditures but are just as influential on profitability. Our complete and custom solutions provide multiple voice and data access services in one platform that is both easy to install and easy to manage while delivering the quality of services that end-users demand.

     WIRELESS INFRASTRUCTURE: In a relatively short period of time, mobile wireless networks have gone from early analog creation to multiple forms of digital transmissions. Now wireless providers are focusing inside of their networks to reduce inefficiency and improve service delivery. Our scalable solutions enable wireless carriers to optimize bandwidth resources, lower operating expenses, cost-effectively deliver revenue-generating services, and effectively migrate from 2.5G to 3G with the additional features and functionality added to digital cellular phones, such as Internet access and messaging.

     On March 22, 2002, we announced a reduction in force of approximately 75 employees which will result in a charge of approximately $404,000 in the first quarter of 2002.

PRINCIPAL PRODUCTS

     ACCESS BANK(R) PRODUCTS

     The Access Bank products are a line of Customer Service Terminals ("CST"s) designed to deliver carrier-class voice and data services in a one rack-unit. The Access Bank products provide a solution for major services, including voice only, voice and data over T1, voice and data over high-bit-rate digital subscriber line, and data over symmetrical digital subscriber line. The Access Bank products deliver quality services for regional Bell operating companies ("RBOC"s), incumbent local exchange carriers ("ILEC"s), interexchange carriers, and Internet Service Providers ("ISP"s).

     ACCESS BANK I. Released in June 1995, this product provides a solution for converting T1 digital access services from communications service providers including ILECs and competitive local exchange carriers ("CLEC"s) to 12 or 24 individual analog telephone circuits at end user locations. The Access Bank I incorporates an integrated T1 Channel Service Unit, which allows customers to plug in a T1 line without having to connect other external devices to perform service termination. Six different types of 12-channel telephone line interface circuit cards provide many popular voice service options while also delivering enhanced local services such as caller ID and distinctive ringing. The Access Bank I supports data services such as fax and high-speed modem traffic. The Access Bank I is principally used by service providers for economical local service delivery, long distance service delivery using T1 access, digital service interconnection to PBXs and key systems, Internet modem pool connections to T1, branch office connectivity to T1, and rapid deployment of temporary telephone services.

     ACCESS BANK I TR-08. Released in November 1996, this product provides a Bellcore Standard TR-08 digital loop carrier software protocol in addition to the basic features of the Access Bank I. TR-08 signaling delivers T1 connections directly to the line side T1 ports of local switches and is widely deployed in local exchange carrier, CLEC, and ILEC networks. The Access Bank I TR-08 provides low-cost, compact, wiring closet deployment of carrier-class enhanced voice features such as Caller ID and distinctive ringing to service providers using Lucent Technologies, Inc. ("Lucent"), Northern Telecom Limited ("Nortel"), Siemens and other local exchange switches.

     ACCESS BANK II VOICE AND DATA MULTIPLEXER. Released in November 1996, this product delivers twice the T1 capacity of the Access Bank I in the same size package, enabling service providers to integrate high-speed Internet service with multi-line voice service in a single unit. Each of the two T1 interfaces can accommodate current and future bandwidth requirements for a combination of facsimile, modem, high-speed Internet, voice, and PBX telephone services. The integral V.35 data interface and T1 interfaces offer connectivity for Internet access routers, enterprise routers, frame relay devices, video and other high-speed data applications. Service providers rely on the flexibility of the Access Bank II to deliver multi-line voice plus high-speed Internet connections to enterprise branch offices, small business customers, and medium-sized business locations. The Access Bank II also includes sophisticated management capabilities such as an optional Ethernet simple network management protocol ("SNMP") and local area network management connection for configuration and monitoring.

     ACCESS EXCHANGE. Released in April 1998, this product performs the functions of the Access Bank II and integrates software and digital signal processing capability to provide automatic call routing and number translation on a call-by-call basis. This product allows long distance service providers to combine local voice services with long distance and high-speed Internet access on their existing switch infrastructure while routing calls to the local exchange carrier for local calling, directory, 911, and other lifeline services.

     WIDE BANK(R) PRODUCTS

     The Wide Bank DS3 and STS-1 access products were engineered to replace old-generation equipment and significantly reduce the size and power requirements of older communications equipment. In addition, the Wide Bank products utilize new levels of software integration over older equipment to provide a feature-rich and cost-effective platform supporting full high- and low-speed redundancy, hitless T3 and STS-1 network protection, built-in Network Interface Units and Bit Error Rate Test capabilities. The Wide Bank products also conform to the most popular management schemes used by our service provider customers, including SNMP via Ethernet, local or remote Command Line Interface and Transaction Language 1 ("TL1"). Certification to Network Equipment Building Systems ("NEBS") enables installation in a wide array of service provider environments including CO and co-location facilities while the modular design permits a platform cost and configuration to be matched exactly to the service provider needs.

     WIDE BANK 28/DS3 MULTIPLEXER. Released November 1997, this product connects a high bandwidth digital T3 (672 telephone line equivalents) network access line to 28 T1 or 21 E1 service connections. The Wide Bank 28 allows communications service providers (wireline and wireless), ISP, enterprise, and government customers to consolidate multiple T1's or E1's into T3 services to reduce monthly access costs. The Wide Bank 28 also provides redundant T3 service distribution from digital radio connections, T1 service expansion from fiber multiplexers and connects T3 incumbent local exchange carrier services to ISP remote access servers. The Wide Bank 28 incorporates T1 Network Interface Unit functionality to eliminate additional equipment and installation labor costs for service providers. A Maintenance Service Option ("MSO") is available for providing testing and maintenance capabilities without disruption of services by field technicians.

     Wide Bank 28 is NEBS Level 3 certified and offers the features and performance in compliance with NEBS Level 3 criteria as outlined by Telcordia Technologies for CO equipment. The NEBS certification allows service providers to install the Wide Bank 28 in CO locations where the product is designed to operate under electrical and physical environmental stresses such as electromagnetic interference, high and low temperature range and earthquake and vibration conditions. The Wide Bank 28 offers multiple management controls and TL-1 Management Control and a Java-based Graphical User Interface for ease of operations and management on the service providers' network, as well as a SNMP systems enterprise MIB providing ease of integration with existing Network Management Systems.

     WIDE BANK 28/STS-1 MULTIPLEXER. Released in June 1999, this product cost-effectively delivers T1 service connections from SONET STS-1 electrical interfaces. This addition to our widely accepted and deployed Wide Bank 28 products offers new capabilities for high-bandwidth network access technology.

     The Wide Bank 28/STS-1 Multiplexer reduces the overall cost of deploying T1 services at service provider Local Digital Switch ("LDS"), collocation, Point-of-Presence ("POP"), Service Access Point ("SAP") and on-network building locations. Our Wide Bank 28/STS-1 Multiplexer is designed to eliminate the additional expense of transmultiplexing T3 signals over SONET for fiber transport and reduce the amount of stranded bandwidth within the SONET shelf, while greatly decreasing the cost per T1 connection provided to service provider customers. High-capacity SONET add/drop multiplexers and digital radios can be more economically deployed to provide high-capacity T1 services.

     The Wide Bank 28/STS-1 Multiplexer optimizes valuable space in CO, co-location, or digital loop carrier cabinets. Services can be added in scalable quad T1 increments, suiting applications from small outside cabinets to large switching centers.

     The Wide Bank 28/STS-1 Multiplexer offers SNMP, Telnet, and TL-1 management options as well as alarm reporting and performance monitoring to the Virtual Tributary 1.5 (VT1.5) tributary-based DSX-1 services, enabling service providers to gain the cost and management advantages of STS-1 interconnections in a very compact, scalable network product.

     ACCESS NAVIGATOR(R) PRODUCTS

     The Access Navigator products include the Access Navigator/DCS Service Manager, which provides a cost effective 1/0 cross-connect solution; the Access Navigator/GR-303 + Data Host, which provides an easy to manage GR-303 host solution; and the most recent addition to the product, the Navigator Valet Graphical User Interface configuration tool. With both NEBS and customer premises certifications, Access Navigator products were designed to be located in service provider racks or on end-user customer walls such that they significantly reduce space, power and installation labor as compared to old generation digital cross connect and channel service equipment. Access Navigator products provide management access via Ethernet SNMP, Telnet CLI, RS-232 CLI, Navigator Valet Graphical User Interface, and GR-303 EOC (for the GR-303 + Data Host version).

     ACCESS NAVIGATOR DCS. Released in January 1999, this product provides a complete solution for managing four to 32 T1 access connections in a highly integrated package. With the functions of a 1/0 digital cross connect system, plus demarcation testing, service providers are able to decrease maintenance costs and labor, while increasing service availability.

     ACCESS NAVIGATOR GR-303 + DATA HOST. Released in January 1999, this product offers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS voice services, the Access Navigator/GR-303 grooms fractional T1 data connections, including Internet traffic, from customer locations.

     NAVIGATOR VALET. Released in January 2000, this product provides a Graphical User Interface that eases the configuration of system parameters and cross connection mappings. The Navigator Valet can be used in a standalone configuration or in conjunction with a customer's upper level Network Management System.

     ADIT(TM) PRODUCTS

     The Adit products are a line of CSTs and are providing from four to eight voice channels designed to bring next-generation technologies to today's telecommunications networks. The Adit products are designed as a modular, scalable solution to help service providers deliver the technologies and services their customers are demanding. Currently, the Adit products support features such as analog telephony; ISDN BRI; Centrex Services and high speed internet and video.

     ADIT 600. Released in December 1999, this product builds on Access Bank concepts, doubling voice circuit density, and is designed to add digital subscriber line transport, ISDN BRI, integrated routing, and expandable V.35 port capacity. Data and voice traffic can be groomed directly across 18 T1/E1s (up to 512 DS0s) with the integrated 1/0 digital cross connect at a fraction of the cost and size of previous solutions.

     A unique feature of the Adit 600 is its ability to support TDM, designed with a migration path for asynchronous transfer mode ("ATM"), or inverse multiplexing over ATM network connections. The product architecture is designed for scalability for communications service providers, allowing them to deliver additional services to end-users and grow their access solution set as their business grows, without costly replacement of customer located equipment.

     ADIT 105. Released in December 2000, this product is designed to enable deployment of integrated voice and data DSL services. The Adit 105 supports delivery of up to eight telephone line equivalents of voice services plus Ethernet data over xDSL transport interfaces using ATM. The first release of the Adit 105 works with the Lucent Stinger SDSL and Jetstream ATM voice gateway platforms.

     BROADMORE(TM) PRODUCTS

     The Broadmore products enable service providers to extend their capital budgets, reduce their operating costs, and accelerate service availability. They provide cost efficient transport of traditional services across ATM Networks.

     BROADMORE 1750. Released October 2000, this product brings the proven cost-efficiency and high performance of ATM networks to TDM-based DS3 service creation. By encapsulating TDM-based traffic within ATM cells using standards-based Circuit Emulation Service ("CES"), the Broadmore 1750 allows traffic to be transported over Permanent Virtual Circuits ("PVC"s) or Switched Virtual Circuits ("SVC"s). Concurrently, it concentrates lower-speed DS3 circuits onto a single high-speed OC-12c/STM-4c optical ATM circuit. The Broadmore 1750 provides carrier-class reliability in its 17-slot chassis through 1+1 SONET automatic protection switching ("APS"), 1:4 DS3 drop-side protection, fully redundant CPU, common equipment, and power supplies.

     BROADMORE 1700. Released in October 2000, this product offers an economical means of provisioning, grooming, and routing DS3, T1, E1, E3 and high-speed serial data circuits using logical ATM connections. The cost and complexities of equipping and managing SONET and Digital Cross-Connect (DCS) circuits are replaced by the speed, capacity, and cost improvements of logical ATM circuit provisioning--leveraging existing SONET optical networks. The Broadmore 1700 converts and aggregates TDM circuits--such as T1, E1, DS3, and E3 -- into OC-3c/STM-1c or OC-12c/STM-4c ATM connections. TDM to ATM conversion is accomplished using standards-based ATM CES supporting both PVC's and SVC's. The integrity of TDM traffic is maintained, while providing the benefits and efficiency of ATM transport for converged voice and data access networks.

     BROADMORE 500. Released in October 2000, this product offers, in a five slot chassis, an economical means of provisioning common TDM and serial data circuits through an ATM network without incurring the costs typical of large, full-featured ATM core switches. Simple ATM circuit provisioning replaces the complexities of configuring and managing more complex SONET and Digital Cross-connect Systems (DCS). Conversion to ATM is performed using standards-based ATM CES with support for both PVC's and SVC's.

     VALET(TM) PRODUCTS

     VALET. Released in January of 2000, this product is a local configuration and provisioning software tool which increases installer productivity by simplifying the tasks of deployment and maintenance of network elements. Valet is a Java(TM)-based GUI that requires minimal training and technical expertise.

     Valet supports our following Network Elements:

          o    Access Bank II

          o    Access Navigator

          o    Adit 105

          o    Adit 600

          o    Adit 600 Router Service Card

          o    Wide Bank 28/DS3

          o    Wide Bank 28/STS-1

     Valet resides on the installer's laptop computer and connects directly to our products through Ethernet management interfaces. Using the intuitive point-and-click product-specific GUIs allows quick completion of the installation, configuration and provisioning process. Valet handles the circuit configuration process for various types of service, system setups and connections required by on-site technicians, enabling rapid service deployment. Network operators can manage diverse product configurations through displays of existing configurations.

     NETWORKVALET(TM). Released in March 2001, this product is EMS-designed to meet the transport and access-management needs of service providers. With a user-friendly GUI, NetworkValet is built on a Java(TM) framework that is CORBA(R)-compliant and Operational Support Systems ("OSS") capable. Network managers can remotely monitor our deployed network elements through the most widely employed interfaces, including SNMP, TL1, CLI, and CORBA. The result is a remote management solution that enables productive and cost-effective management, monitoring, configuration, and provisioning of our devices throughout the network.

     With NetworkValet, customers deploying Access Bank II, Access Navigator, Adit 105, Adit 600, and Wide Bank 28 products will decrease the cost of ownership by reducing the number of service calls required for routine configuration, maintenance and troubleshooting activities. Remote product configuration and provisioning for carrier-quality voice, high-speed data and broadband Internet access services can be accomplished down to the DS0 level from the Network Operations Center ("NOC"). NetworkValet automatically detects our new elements, allowing most users to begin managing these elements after completing the basic configuration process. NetworkValet receives alarms associated with line outages, downed links, and failed cards directly from the network elements as they occur in real-time. The built-in topology view can group elements geographically by region, state, city, building, or sub-network, providing drill-down network views and simplifying troubleshooting and element management.

     Service providers can count on NetworkValet's security features to safeguard their valued network elements. System or network administrators can customize user access based on the functionality they want to assign to users.

     AXXIUS(TM) PRODUCTS

     AXXIUS 800. Released in March 2002, this product was designed to enable wireless carriers to provide additional services and lower costs. By integrating many different access and bandwidth management functions into a single modular platform, the Axxius 800 delivers transport, edge routing and bandwidth intelligence to the access point of the wireless network which eliminates bandwidth under-utilization and inefficiencies between wireless cell site radios, periphery equipment, and the high-speed carrier edge or core network.

     Voice and high-speed data service can be deployed as needed, and protocol mediation can be provisioned to converge dissimilar service protocols from a variety of cell site assets onto an efficient access network. To keep pace with evolving wireless access requirements, the Axxius 800, through upgradeable software and replaceable cards, can be configured to deliver an array of service offerings as well as address future needs for ATM, IP and broadband transport.

CUSTOMERS

     To date, a significant portion of our sales are made to distributors who resell to communications service providers, such as ILECs, wireless service providers, competitive carriers, ISPs, independent operating carriers and utilities who provide enhanced voice and high-speed data and Internet services to end-user businesses. In addition, we sell our products through direct sales to this same customer base principally through volume purchase agreements.

     Since 1998, our products have been used by over 2,000 end-users; however, our revenues are concentrated among a small number of distributors and direct sale service provider customers that have historically accounted for a majority of our net revenue. For example, with respect to our distributors, Walker & Associates ("Walker") accounted for 23% of net revenue in 2001, and Walker and ADC Telecommunications ("ADC") accounted for 17% and 16%, respectively, of net revenue in 2000. We expect that the sale of our products will continue to be made to a small number of distributors. With respect to direct sale service provider customers, XO Communications, Inc. ("XO") and Adelphia Communications, Inc. and Adelphia Business Solutions, Inc. (collectively "Adelphia") accounted for 23% and 12%, respectively, of net revenue for the year ended December 31, 2001.

SALES, MARKETING AND CUSTOMER SUPPORT

     SALES. We currently employ a leveraged sales model consisting of (1) sales to distributors and (2) direct sales and a sales engineering force, which works with strategic accounts and with our distributors to identify potential customers and provide pre- and post-sales support to our service provider customers and other end-users. Sales to distributors accounted for approximately half of our revenue for the year ended December 31, 2001. We typically ship products soon after receipt of the customers' orders and, accordingly, backlog has typically not been significant.

         Third-Party Distributors. Our distributors are responsible for fulfilling product orders, warehousing product, and identifying potential customers. We establish relationships with distributors through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the distributors, do not prevent the distributors from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of our products, although the contracts may be terminated at our discretion if specified sales targets and end-user satisfaction goals are not attained. We occasionally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the financial condition of certain of our distributors; however, we are aware that some of our distributors have limited financial and other resources, which could impair their ability to pay us. Although the financial instability of these certain distributors has not limited any distributor's ability to pay us for our products to date, we cannot assure you that any bad debt we incur in connection with credit sales to these distributors will not exceed our bad debt reserves or that the financial instability of one or more of our distributors will not harm our business, or results of operations. We have limited knowledge of the inventory levels of our products carried by our distributors, and our distributors have in the past reduced, and may in the future reduce, planned purchases of our products due to overstocking. Moreover, distributors who have overstocked our products have in the past reduced, and may in the future reduce, their inventories of our products by selling such products at significantly reduced prices. Any such reduction in planned purchases or sales at reduced prices by distributors in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year, certain distributors are allowed to exercise stock rotation rights up to a maximum of 15% of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date.

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

         Direct Sales. A significant portion of the sales of our products is made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers. We typically sell to these customers on credit. We have limited knowledge of the financial condition of certain of our direct customers; however, we are aware that some of our direct customers have limited financial and other resources that could impair their ability to pay us. We cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition or results of operations. Any reduction in planned purchases by direct customers in the future could harm our business. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which would harm our business and results of operations. Our direct customers do not have any obligation to purchase additional products, and accordingly they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders would harm our business.

         Sales Engineering. Our sales group, which includes sales and sales engineering, is responsible for product configuration, evaluation, installation and telephone presales support activities. Our sales engineering strategy focuses on assisting service providers and end-users in rapidly integrating our products into their networks. The sales engineering support group identifies service provider and end-user leads and, based on initial presentations, provides evaluation units for trial in communication service provider and end-user networks. After successful trial and approval, the service provider or end-user is provided with product installation and maintenance training. The sale cycle of our products averages between four and twelve months in the case of certain service providers, but can take significantly longer in the case of ILECs and certain distributors and other end-users. Initially, our sales engineering support group is involved in educating service providers and end-users about the functionality and benefits that may be derived from using our products. Subsequently, members of both our sales engineering and research and development organizations are involved in providing the service provider or end-user with the required training and technical support to integrate our products into a new application or service.

     MARKETING. Our marketing organization develops strategies for products and, along with the sales force, develops key account strategies and defines product and service functions and features. Marketing is responsible for sales support, requests for information, requests for quotes and requests for proposals, in-depth product presentations, interfacing with operations, setting price levels, developing new services and business opportunities and writing proposals in response to customer requests for information or quotations. We engage in a number of marketing activities that include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, taking part in public relations activities with trade and business press, publishing technical articles and distributing sales literature, technical specifications and documentation in order to create awareness, market demand and sales opportunities for our products.

     CUSTOMER SERVICE AND SUPPORT. Based on customer support calls, we believe that ongoing customer support is critical to maintaining and enhancing relationships with service providers, end-users and distributors. The service provider and end-user support group has five functions: new product development that provides for product ideas and enhancements based on customer requirements through the pre- and post-sales support effort; inbound technical support which focuses on pre- and post-sales calls made to us by our customers; outbound application support and response to proposed quotation requests; training, including installation and application development training for customers, sales engineers, and employees; and reporting and analysis based on the automated trouble ticket and returned material systems.

COMPETITION

     There is intense competition in the telecommunications equipment market with a large number of suppliers providing a variety of products to diverse market segments. We believe that the principal competitive factors for products in our markets include:

          o    performance and reliability;

          o    flexibility, scalability and ease-of-use;

          o    breadth of features and benefits;

          o    end-to-end management systems; and

          o    lower initial and lifetime costs.

We believe our product solutions compete favorably with respect to each of these factors.

     Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include Adtran, Inc. ("Adtran"), Advanced Fibre Communications, Inc. ("AFC"), Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), Asurent Wireless, Inc., Cisco Systems, Inc. ("Cisco"), General DataCom Industries, Inc., Kentrox, Lucent, NEC USA, Inc. ("NEC"), Nortel, Paradyne Corporation, Polycom, Telect, Inc., Tellabs, Inc., VINA Technologies, Zhone Technologies ("Zhone") and other small independent systems integrators and small private companies. Most of these companies offer products competitive with one or more of our product lines.

     We expect that our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

     We spend significant engineering resources producing customized software and hardware to assure consistent high product quality. We test every product both during and after the assembly process using internally developed automated product assurance testing procedures. These procedures consist of automated board and automated system testing as well as environmental testing. Although we generally use standard parts and components for our products, many key components are purchased from sole or single source vendors for which alternative sources are not currently available. We cannot assure you that we will not experience supply problems in the future from any of our manufacturers or vendors. We believe that there may be seasonal fluctuations in the placement of orders that may cause us to experience supply problems. Any such difficulties could harm our business.

RESEARCH AND PRODUCT DEVELOPMENT

     We focus our development efforts on providing enhanced functionality to our existing products, including total network solutions and performance and the development of additional software-based features and functionality. Extensive product development input is obtained from customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing digital broadband access solutions and completing new products. We believe that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $13.6 million in 1999, $28.7 million in 2000, and $33.2 million in 2001, respectively. We perform our research and product development activities at our principal offices in Boulder, Colorado, Tulsa, Oklahoma, and Roanoke, Virginia. Also, in February of 2001, we added a research and development center in Camarillo, California. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

PATENTS, LICENSES AND PROPRIETARY INFORMATION

     We rely upon a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We have also entered into confidentiality agreements with our employees and consultants and we enter into non-disclosure agreements with our suppliers and distributors so as to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely.

     As of December 31, 2001, we had been issued nine U.S. patents and we had eight U.S. patent applications pending. The issued patents cover various aspects of voice and data circuits, switching technologies, and redundancy. The U.S. patents begin to expire in the year 2015. We also have ten U.S. trademark applications pending, ten international trademark applications pending, and five trademarks registered, one of which is registered internationally. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If any such claims asserting that our products infringed proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

     As of March 25, 2002, we employed 362 full-time employees in 22 states, and one employee in Canada. Additionally, we employ a number of engineering and other employees on a part-time basis. No employees are covered by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relationships with our employees are good. The loss of any of our key management or technical personnel could harm our business. On July 19, 2001 and January 15, 2002 we resized our employee base to focus on the largest opportunities in the ILECs, wireless, and global service provider markets. This process included reducing our workforce by approximately 80 employees in July 2001, 26 employees in January 2002, and 75 employees in March 2002.

     Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. In an effort to attract and retain such employees, we continue to offer employee benefit programs that we believe are at least equivalent to those offered by our competitors. Despite these programs, we have experienced difficulties at times in hiring and retaining certain skilled personnel. In critical areas, we have utilized consultants and contract personnel to fill these needs until full time employees could be recruited.

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

WE HAVE A LIMITED OPERATING HISTORY.

     We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we have been profitable on an annual basis in prior years, we had a loss from operations of $27.1 million in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

          o    significant fluctuations in quarterly operating results;

          o    the intensely competitive market for communications equipment;

          o the expenses and challenges encountered in expanding our sales, marketing and research and development infrastructure;

          o the risks related to our timely introduction of new packet-based products and product enhancements; and

          o the risks associated with general economic conditions, particularly as they may effect the communications equipment industry.

     Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, AND WE MAY NOT BE ABLE TO MAINTAIN OUR GROWTH RATES.

     Although our revenues grew from fiscal 1998 to 2000, these growth rates have not been sustainable, as is evidenced by our decrease in revenue in 2001. Past results should not be used to predict future revenue or operating results. Additionally, we experienced operating losses in the fourth quarter of 2000 and all four quarters of 2001. We cannot guarantee that we will not have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

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

          o inability of our service provider customers to obtain third party financing;

          o    seasonal fluctuations in the placement of orders;

          o    potential obsolescence of existing inventory;

          o    changes in the capital budgets of our service provider customers;

          o    changes in our distribution channels;

          o potential delays or deferrals in our product implementation at customer sites;

          o fluctuations in orders due to the amount of distributor inventory;

          o technical problems in customizing or integrating our products with end-users' systems, and potential product failures or errors;

          o    certain government regulations; and

          o general economic conditions as well as those specific to the communications equipment industry.

     A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. We have experienced cancellations and delays of orders in the past, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would harm our operating income for a quarter or series of quarters, especially because operating expenses in a quarter are relatively fixed. These fluctuations could affect our profitability and the market price of our common stock.

     Because most of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end-users of their products for longer periods of time. Moreover, the current downturn in general economic conditions has led to significant reductions in customer spending for telecommunications equipment, which has resulted in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues continue to fall below the expectations of securities analysts and investors, the trading price of our common stock could significantly decline, as it has since the third quarter of 2000.

WE DEPEND ON EMERGING SERVICE PROVIDERS FOR SUBSTANTIALLY ALL OF OUR BUSINESS.

     Our customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, ISPs, independent operating carriers ("IOCs"), and wireless service providers. The market for the services provided by the majority of these service providers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "1996 Act"), and many new and existing service providers are continuing to build their networks and infrastructure and to roll out their services in new geographical areas. These new service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential emerging service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse affects with respect to their operating results or profitability, these service providers' capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

     In addition, many of the industries in which the service providers operate have recently experienced financial restructuring, consolidation, or bankruptcy. In particular, many telecommunication service providers have recently acquired, been acquired, or merged with ISPs or other service providers. The loss of one or more of our service provider customers, such as occurred in 2000, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

OUR CUSTOMERS ARE SUBJECT TO HEAVY GOVERNMENT REGULATION IN THE
TELECOMMUNICATIONS INDUSTRY, AND REGULATORY UNCERTAINTY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Competitive local exchange carriers are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by ILECs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

     We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission ("FCC") for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act and we cannot assure you that Congress will not propose changes to the Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Furthermore, we may decide to modify our products to meet anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

OUR MARKETS ARE HIGHLY COMPETITIVE AND HAVE MANY ESTABLISHED COMPETITORS.

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include Adtran, Inc. ("Adtran"), Advanced Fibre Communications, Inc. ("AFC"), Alcatel Alsthom Compagnie Generale d'Electricite ("Alcatel"), Asurent Wireless, Inc., Cisco Systems, Inc. ("Cisco"), General DataCom Industries, Inc., Kentrox, Lucent, NEC USA, Inc. ("NEC"), Nortel, Paradyne Corporation, Polycom, Telect, Inc., Tellabs, Inc., VINA Technologies, Zhone Technologies ("Zhone") and other small independent systems integrators and small private companies. Most of these companies offer products competitive with one or more of our product lines. These equipment suppliers either have products or are making an entry into this area. We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

WE ARE SUBSTANTIALLY DEPENDENT ON OUR DISTRIBUTION CHANNELS.

     To date, approximately half of the sales of our products have been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end-users' sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

     o    In 2001, Walker accounted for 23% of net revenue.

     o In 2000, Walker and ADC accounted for 17% and 16% of net revenue, respectively.

     o In 1999, Walker and ADC accounted for 27% and 14% of net revenue, respectively.

     We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. In 2001, sales to ADC decreased as a result of the divestiture of its Access Products Division. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business would be harmed.

     We have limited knowledge of the financial condition of certain of our distributors. We are aware, however, that some of our distributors have limited financial and other resources that could impair their ability to pay us. Although we have increased our reserves for bad debt, based upon these and other factors, we cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition, or results of operations.

     We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our distributors. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year, certain distributors are allowed to exercise stock rotation rights up to a maximum of 15% of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns.

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

     Our distributors do not have any obligation to purchase additional products, and accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order without penalty. Any such termination, change, reduction, or delay in orders would harm our business.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR DIRECT SALES TO END-USER CUSTOMERS.

     Currently, a significant portion of our product revenue is through direct sales. Therefore, our continued success depends on building and maintaining good relations with our direct customers. For the year ended December 31, 2001, XO and Adelphia accounted for 23% and 12%, respectively, of net revenue.

     We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers have limited financial and other resources that could impair their ability to pay us. XO and Adelphia are currently restructuring their operations and experiencing financial difficulty, and they may not be in a position in the future to continue their current purchase levels. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition, or results of operations. In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

     Any reduction in planned purchases by direct customers could harm our business. In addition, we grant certain of our direct customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions or a better price than those provided to the existing direct customer, without offering the more favorable terms, conditions or prices to the existing direct customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, harm our business.

     Our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order without penalty. Any such termination, change, reduction, or delay in orders would harm our business.

GENERAL ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

     We have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by the end-user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business most severely in the fourth quarter of 2000, and continued to have an impact throughout 2001. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last year some service providers that were among our principal customers experienced capital budget constraints resulting from their financial troubles. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

OUR GROWTH IS DEPENDENT UPON SUCCESSFULLY MAINTAINING AND EXPANDING OUR DISTRIBUTION CHANNELS AND DIRECT SALES.

     Our future net revenue growth will depend in large part on the following factors:

     o our success in maintaining our current distributor and direct sales relationships;

     o diversifying our distribution channels by selling to new distributors and to new direct customers;

     o improvement in general economic conditions and available funding for service providers; and

     o increasing our sales into market segments that are financially stronger than our current market segments.

WE MUST MAINTAIN AND EXPAND OUR CURRENT SERVICE PROVIDER CUSTOMER BASE.

     Most of our existing distributors also currently distribute the products of our competitors. Some of our existing distributors may in the future distribute or use other competitive products. We cannot assure you that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend, or continue to use, our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

     In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions than to our products. Furthermore, we cannot assure you that our distributors will continue to offer our products. Our distributor relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the distributor from carrying competing products, and (3) do not require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end-users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SOLE AND SINGLE SOURCE SUPPLIERS.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately 84 key components from vendors for which there are currently no substitutes, and we purchase approximately 36 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis, and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such supplier would become available to us or that any such supplier would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

OUR ABILITY TO MEET CUSTOMER DEMAND DEPENDS ON THE AVAILABILITY OF OUR
COMPONENTS.

     Our distributors and direct customers frequently require rapid delivery after placing an order. Delays in shipment by one of our suppliers have led to lost sales and sales opportunities. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms, and general market demand for components. If distributor orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays could harm our business.

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

     Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer, and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, President and Chief Executive Officer, our co-founder, could harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. Competition for qualified personnel in our industry and geographic location is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with any of our key personnel with the exception of Bruce
R. Wildman, Executive Vice President, Sales. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

OUR GROWTH IS DEPENDENT ON OUR INTRODUCTION OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, FAILURE TO BRING NEW PRODUCTS TO MARKET, AND ANY DELAY IN CUSTOMERS' TRANSITION TO OUR NEW PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our successes depends on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end-user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end-user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

     The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our introduction of new or enhanced products will require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features that were included in subsequent releases of such product. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

     We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for the Wide Bank products and Adit products have decreased substantially in the past two years. These decreases were due to general economic conditions and the introduction of competitive products. To offset declining selling prices, we believe that we must successfully reduce the costs of production of our existing products and introduce and sell new products and product enhancements on a timely basis at a low cost or sell products and product enhancements that incorporate features that enable them to be sold at higher average selling prices. We may not be able to achieve the desired cost savings. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross margins will decline, and such decline would harm our business.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS.

     In 2000, we acquired Millennia Systems, Inc. ("Millennia") and certain product lines of Litton Network Access Systems, Inc. ("LNAS"). We may acquire or make similar such investments in complementary companies, products, or technologies in the future. If we buy a company, we could have difficulty integrating that company's personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

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

     o    injury to our reputation; or

     o    increased service and warranty costs.

     Significant delays in meeting deadlines for announced product introductions, or enhancements or performance problems with such products, could undermine customer confidence in our products, which would harm our customer relationships as well. Any of these results could have a material adverse effect on our business.

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

A LONGER THAN EXPECTED SALES CYCLE MAY AFFECT OUR REVENUES AND OPERATING
RESULTS.

     The sale of our broadband digital access products averages approximately four to twelve months in the case of service providers, but can take significantly longer in the case of ILECs and other end-users. This process is often subject to delays over which we have little or no control, including (1) a distributor's or a service provider's budgetary constraints, (2) distributor or service provider internal acceptance reviews, (3) the success and continued internal support of a service provider's own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or service providers. In addition, as service providers have matured and grown larger, their purchase process may have become more institutionalized, and thus it may become increasingly difficult, and may require more of our time and effort, to gain the initial acceptance and final adoption of our products by these end-users. Although we attempt to develop our products with the goal of facilitating the time to market of our service provider's products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider's own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities, and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

     The communications marketplace is characterized by (1) rapidly changing technology, (2) evolving industry standards, (3) changes in end-user requirements, and (4) frequent new product introductions and enhancements, each of which may render our existing products obsolete. We expect that new packet-based technologies will emerge as competition in the communications industry increases and the need for higher volume and more cost efficient transmission equipment expands. Industry standards for multi-service digital access equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the business market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of our existing or future products could be significantly diminished. As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could harm sales of our current products or delay introduction of our future products.

FAILURE TO MEET FUTURE CAPITAL NEEDS MAY ADVERSELY AFFECT OUR BUSINESS.

     We require substantial working capital to fund our business. As of December 31, 2001, we had approximately $36.6 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

CONTINUED EXPANSION OF THE MARKET FOR COMMUNICATIONS SERVICES IS NECESSARY FOR OUR FUTURE GROWTH.

     Our success will also depend on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last five quarters, adverse changes and economic conditions had a negative impact on the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected, which would subsequently have an adverse effect on our business.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY AFFECT
US.

     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of December 31, 2001, we have been issued a total of nine U.S. patents and had eight U.S. patents pending. We have ten U.S. trademark applications pending, ten international trademark applications pending, and have five trademarks registered, one of which is registered internationally. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

     In the event litigation is required to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, or cause product shipment delays. In the event of an adverse ruling in any litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses from third parties. In the event of a claim or litigation against us, or our failure to develop or license a substitute technology on commercially reasonable terms, our business could be harmed.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

     The members of our Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 53% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, each a Director and our President and Chief Executive Officer, and Secretary and Corporate Development Officer respectively, are married and together beneficially own approximately 52% of our outstanding shares of common stock. Accordingly, these two stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, research and development, and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease expiring December 31, 2009. As of December 31, 2001, the annual base rent for this facility was approximately $776,553.

     We lease three other facilities in the Boulder, Colorado area. One building, approximately 7,500 square feet, is our former office building and is leased through June 30, 2007. On October 1, 2001, we were released from approximately half of the 15,000 square feet we originally leased. We are seeking a subtenant for the remaining space. We lease approximately 39,000 square feet of manufacturing space in a facility located outside of Boulder under a lease that expires on December 31, 2005. We have a lease for a warehouse of approximately 57,000 square feet in Boulder, Colorado, which expires on November 22, 2005. We are seeking a subtenant for a portion of this space.

     In addition, we lease research and development facilities in three other states: Oklahoma, California, and Virginia. The facility in Tulsa, Oklahoma, consists of approximately 18,000 square feet with an expiration date of April 30, 2005. The space in Camarillo, California, consists of approximately 14,500 square feet and expires on August 31, 2005. We lease approximately 17,000 square feet in Roanoke, Virginia, with an expiration date of November 30, 2007.

     We lease two small offices for our field sales and support organization. One office is located in Greensboro, North Carolina, and the other in Toronto, Ontario, Canada.

     We believe that our current facilities and planned expansions are adequate to meet our needs through the next twelve months. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     On December 28, 2001, SCI, Inc., one of our manufacturers, filed a breach of contract claim for $4.5 million against us in Alabama Circuit Court. We currently do not have enough information to make an estimate of any loss or range of loss at this time. As such, no provision for any liability that may result has been made in the consolidated financial statements. We intend to vigorously defend this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all our executive officers as of March 1, 2002 are listed below, followed by a brief summary of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of the Stockholders. There are no family relationships among these officers, other than between Mr. Koenig and Ms. Pierce, who are married, or any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.


         Name                           Age       Position
         ----                           ---       --------
        Roger L. Koenig............      47     President and Chief Executive Officer
        Nancy Pierce...............      44     Corporate Development Officer, Secretary
        Timothy R. Anderson........      42     Chief Financial Officer, Vice President of Finance and Administration, Treasurer
        Mark D. Herbst.............      41     Chief Operations Officer
        Bruce R. Wildman...........      39     Executive Vice President, Sales

     Roger L. Koenig. Mr. Koenig has served as President, Chief Executive Officer and Chairman of the Board since its formation in September 1992. Prior to co-founding the Company, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, Inc., an equipment systems integration and consulting firm. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.

     Nancy Pierce. Ms. Pierce has served as Corporate Development Officer since April 2000. Ms. Pierce has also served as Secretary and a Director of the Company since its formation in September 1992. Ms. Pierce held previous positions of Corporate Controller, Chief Financial Officer, Vice President-Finance and Administration and Treasurer with the Company. Prior to co-founding the Company, Ms. Pierce served as the Controller of Koenig Communications, Inc., a systems integration and consulting firm. Prior to joining Koenig Communications, Inc., Ms. Pierce held positions at IBM Corporation and ROLM Corporation. Pierce also serves as a director and chairman of the Audit Committee of the Board of Directors of Koala Corporation. She holds a B.S degree in communication disorders from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.

     Timothy R. Anderson. Mr. Anderson has served as Treasurer, Chief Financial Officer and Vice President of Administration of Carrier Access since April 2000. Mr. Anderson has served as the Vice President of Finance since July 1999. Mr. Anderson previously held the position of the Company's Corporate Controller from February 1996 to July 1999. Prior to joining Carrier Access, Mr. Anderson served as the Controller of RIK Medical LLC from September 1994 to February 1996. Mr. Anderson received a B.S. in finance and an M.B.A. in accounting from the University of Colorado and is a Certified Management Accountant.

     Mark D. Herbst. Mr. Herbst has served as Chief Operations Officer of Carrier Access since January 2001. Mr. Herbst previously held the position within the company of Vice President of Operations, since June 2000. Prior to joining Carrier Access, Mr. Herbst served as the Senior Vice President for the Dii Group, a leading provider of contract electronics manufacturing solutions, from July 1987 to May 2000. Mr. Herbst received a B.S. in accountancy from Northern Arizona University.

     Bruce R. Wildman. Mr. Wildman has served as Executive Vice President, Sales of Carrier Access since October 2001. Prior to joining Carrier Access, Mr. Wildman served in management positions including Operations Director and Regional Manager at Cisco, from November 1999 to October 2001. Prior to joining Cisco, Mr. Wildman was Account Director at Cerent, Inc., from July 1999 until Cisco acquired the company in November 1999. Prior to joining Cerent, Inc., Mr. Wildman served at Alcatel USA, from November 1987 to July 1999 in many capacities in product management and sales. Prior to joining Alcatel USA, Mr. Wildman served in product management and sales from July 1984 to November 1987. Mr. Wildman received a M.B.A. in marketing and finance from the University of Chicago and a B.S. in mechanical engineering from the University of Illinois.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our initial public offering was held on July 30, 1998 at a price of $12.00 per share. Our common stock is listed on the Nasdaq National Market under the symbol "CACS." The table below sets forth the high and the low closing sales prices per share as reported on the Nasdaq National Market for the periods indicated.


             YEAR ENDED DECEMBER 31, 2000                       HIGH         LOW
             ----------------------------                       ----         ---
           First quarter ended March 31, 2000                  $69.938     $44.00
           Second quarter ended June 30, 2000                  $52.875     $33.56
           Third quarter ended September 30, 2000              $66.938     $19.81
           Fourth quarter ended December 31, 2000              $20.875     $6.750


             YEAR ENDED DECEMBER 31, 2001                      HIGH         LOW
             ----------------------------                      ----         ---
           First quarter ended March 31, 2001                  $9.5        $5.03
           Second quarter ended June 30, 2001                  $8.19       $4.44
           Third quarter ended September 30, 2001              $6.0        $2.69
           Fourth quarter ended December 31, 2001              $3.88       $2.15

     On March 1, 2002, the last reported sale price of the Registrant's common stock was $3.77 per share. As of March 1, 2002, there were approximately 102 record holders of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to accurately estimate the total number of stockholders represented by these record holders. We have never declared cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the years ended December 31, 1997, 1998, 1999, 2000, and 2001 have been derived from our audited consolidated financial statements. The information set forth below should be read in connection with our audited consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" included elsewhere in this Annual Report.

CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                      AS OF OR FOR THE YEAR ENDED
                                                             DECEMBER 31,(1)
                                       -------------------------------------------------------------
                                                   (In thousands, except per share data)
                                         1997         1998          1999        2000          2001
                                       ---------    ---------    ---------    ---------    ---------
Revenue, net ......................    $  18,719    $  48,133    $ 108,815    $ 148,050    $ 100,706
Gross profit ......................    $   9,250    $  25,066    $  63,316    $  81,281    $  46,616
Operating income (loss) ...........    $   2,346    $   9,437    $  33,106    $  23,269    $ (27,051)
Net income (loss) .................    $   1,735    $   6,949    $  23,565    $  18,550    $ (14,855)
Net income (loss) available
    to common stockholders ........    $     614    $   5,363    $  23,565    $  18,550    $ (14,855)
Income (loss) per share:
    Basic .........................    $    0.04    $    0.29    $    0.98    $    0.76    $   (0.60)
    Diluted .......................    $    0.04    $    0.28    $    0.93    $    0.74    $   (0.60)
Working capital ...................    $  16,615    $  60,571    $  90,153    $  99,851    $  91,597
Total assets ......................    $  21,680    $  72,313    $ 108,345    $ 154,999    $ 133,017
Redeemable preferred stock ........    $  17,358    $      --    $      --    $      --    $      --
Stockholders' equity ..............    $     560    $  63,358    $  97,234    $ 132,797    $ 118,593


(1) No cash dividends were paid for any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis contains forward-looking statements that are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. The information in this report contains certain forward-looking statements, including forward-looking statements regarding future customer sales of our products, inventory levels, our anticipated product offerings, expectations regarding selling, general and administrative expenses over the next few quarters, customer revenue mix, gross margins and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue, " or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Factors that could cause or contribute to material differences include the factors set forth in the "Risk Factors" section in this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-K.

OVERVIEW

     We manufacture high-performance equipment for telecommunications carriers. Our products have delivered more than 2.5 million voice and data lines for customers, including many incumbent carriers and top wireless service providers. We focus on broadband access from the CO to the customer premise; voice and data service creation at end-user locations; and next-generation wireless infrastructure. Our products meet the industry's highest reliability and interoperability standards, including Telcordia(R) TIRKS/OSMINE, NEBS Level 3, and ISO 9001.

     Our Access Bank(R), Access Navigator(R), Adit and, Broadmore(TM) products are connected to T1, digital subscriber line, digital radio, T3, and optical access networks to provide enhanced communications for businesses. Our NetworkValet(TM) product, an element management system, coordinates the provisioning, monitoring, and maintenance among the products and interfaces with other network management systems.

     Our digital equipment provides a "last mile" solution for the distribution and management of high bandwidth services from service providers throughout the United States. Reaching large numbers of consumers using voice and high-speed Internet access requires connectivity from service providers to end-users. Installation of our CO communications and customer-located voice and data communications equipment enables this connectivity. We believe our products allow service providers to cost-effectively connect end-users to their network products and decrease ongoing transmission equipment and maintenance expenses, while enabling new service delivery, such as integrated voice, video, data, and high-speed Internet access. Our products enable high bandwidth digital deployments targeted at end-users requiring between four and 2,800 telephone and data line equivalents of bandwidth. We believe that over 2,000 service providers and other end-users have purchased our products directly or through our distributors since 1998.

     We were incorporated in September of 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the introduction of the Access Bank products. In the fourth quarter of 1997, we began commercial deployment of our Wide Bank products and in January of 1999, we began commercial deployment of our Access Navigator products. In December of 1999, we began deployment of the first of our Adit products, and in October of 2000, we acquired the Broadmore products. Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets.

     Our net revenue is derived from the sales of broadband digital access equipment and accessories. In 1997, our Access Bank products and the Wide Bank products accounted for approximately 90% of our net revenue. In 2001, our Access Bank products were less than 10% of net revenue and our Adit products and Wide Bank products together accounted for a substantial majority of our net revenue. The decline in the sales of our Access Bank products is due principally to their being displaced by our Adit products. Our Access Navigator and Broadmore products each accounted for approximately 10% of net revenue in 2001.

     Most of the sales of our products have historically been through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as identifying potential service provider customers and, in some cases, customizing and integrating our products at end-users' sites. As a result, our success depends on maintaining good relations with our distributors. We have historically made sales of our products to a limited number of distributors. In 1999, Walker and ADC accounted for 27% and 14% of net revenue, respectively. In 2000, Walker and ADC accounted for 17% and 16% of net revenue, respectively. In 2001,

Walker accounted for 23% of net revenue, and ADC accounted for less than 10% of net revenue. In 2001, sales to ADC decreased as a result of the divestiture of its Access Products Division.

     In addition, significant portions of the sales of our products are currently being made through our direct sales force. Therefore, our continued success also depends on building and maintaining good relations with our direct customers. For the year ended December 31, 2001, XO and Adelphia accounted for 23% and 12%, respectively, of net revenue. In 2000, Winstar Wireless, Inc. ("Winstar") accounted for 13% of net revenue. In 2001, sales to Winstar decreased as a result of their bankruptcy filing.

     We have limited knowledge of the financial condition of certain of our customers. However, we are aware that some of our customers have limited financial and other resources, which could impair their ability to pay us. XO and Adelphia are currently restructuring their operations and experiencing financial difficulty, and they may not be in a position in the future to continue their current purchase levels. While we believe we have adequately provided for uncollectable accounts, we cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our customers will not harm our business, financial condition or results of operations. For example, it is unclear whether XO or Adelphia will be able to fully pay the outstanding amounts owed to us.

     Any reduction in planned purchases by our customers in the future could harm our business. In addition, we grant certain of our customers "most favored customer" terms, pursuant to which we have agreed to not knowingly provide another customer with similar terms and conditions or a better price than those provided to the existing customer, without offering the more favorable prices to the existing customer. It is possible that these price protection and "most favored customer" clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, have a material adverse effect on our business, financial condition, or results of operations.

     Our customers do not have any obligation to purchase additional products, and accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business.

     In addition to being dependent on a small number of distributors and direct customers for a majority of our net revenue, we believe that the end-users of our products consist of a limited number of service provider customers. We believe that in 2000, 35 service provider customers, indirectly accounted for 74% of our net revenue and that in 2001, approximately 33 service provider customers, indirectly accounted for 81% of our net revenue. In particular, we believe that two of these service provider customers accounted for more than 10% of our net revenue in 2001. See Note 9 of Notes to Consolidated Financial Statements. None of these customers has any obligation to purchase additional products or services. Accordingly, there can be no assurance that present or future customers will not terminate their purchasing arrangements with us or our distributors or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders could have a material adverse effect on our business. We generally provide our distributors with limited stock rotation and price protection rights, and we have granted certain of our distributors "most favored customer" terms. There can be no assurance that these stock rotation rights, price protection rights or most favored customer provisions will not have a material adverse effect on our business, operating results or financial condition.

     We believe that average selling prices and gross margins for our products will decline as such products mature, and as competition intensifies, among other factors. In 2001, we reduced the price of our Wide Bank, Adit, and Access Bank products, and we expect to make further price reductions in 2002 with respect to certain Wide Bank, Adit, and Access Bank products. In addition, discounts to distributors and direct customers vary among product lines and are based on volume shipments, which affect gross margins. We believe our gross margins are likely to fluctuate based on product and channel mix. Gross margins will also likely be reduced from time to time by new product introductions.

     In August of 2000, we acquired all of the issued and outstanding common stock of Millennia for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $400,000 for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets which is being amortized on a straight-line basis over periods ranging from three to five years.

     In October of 2000, we acquired the ATM product lines of LNAS located in Roanoke, Virginia. The new Carrier Access Broadmore product supplies OC-3c, DS-3, and T1/E1 services via broadband ATM service provisioning and management for commercial and government applications. We acquired the product lines for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million was allocated to goodwill and other intangible assets that are being amortized on a straight-line basis over periods ranging from three to five years. During the third quarter of 2001, the projected demand for the commercial version of the Broadmore product line decreased significantly. As a result of such decline in demand, we determined that goodwill and other intangible assets associated with the acquisition were impaired and recorded a noncash impairment charge of $4.2 million in the third quarter of 2001.

     On March 22, 2002, we announced a reduction in force of approximately 75 employees which will result in a charge of approximately $404,000 in the first quarter of 2002.

RESULTS OF OPERATIONS


                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
(In thousands, except percentages and per share amounts)            1999             2000             2001
                                                                ------------     ------------     ------------
Net revenue ................................................    $    108,815     $    148,050     $    100,706
Gross margin as a percentage of revenue ....................              58%              55%              46%
Net income (loss) ..........................................          23,565           18,550          (14,855)
Earnings (loss) per share (diluted) ........................    $       0.93     $       0.74     $      (0.60)

     For the year ended 2001, our net revenue decreased to $100.7 million compared to $148.1 million and $108.8 million for the years ended December 31, 2000 and 1999, respectively. This decrease in net revenue in 2001 was primarily caused by a decrease in the sale of existing products due to overall economic weakness and capital market constraints impacting telecommunication service providers. The increase in net revenue from the year ended 2000 were due to a significant increase in the sales of all products including the Adit and Access Navigator products, enhancements to existing products and increased acceptance of the Wide Bank products. For the year ended 2001, our net loss was $14.9 million compared to net income of $18.6 million and $23.6 million for the years ended December 31, 2000 and 1999, respectively. Net income was lower in 2001 due to lower than anticipated net revenue in 2001, which resulted in increased operating expenses as a percentage of net revenue and a decrease in gross margin. The decrease in net income from the year ended 2000, particularly in the fourth quarter, resulted in increased operating expenses as a percentage of net revenue and a decrease in gross margins. Our gross margin was 46%, 55%, and 58% for the years ended December 31, 2001, 2000, and 1999, respectively. For the year ended 2001, operating expenses increased as employees were hired to develop, market, and sell new and existing products. Operating expenses also increased as a percentage of net revenue due primarily to the decrease in net revenues, and due to amortization of goodwill and other intangibles related to the acquisitions of Millennia and LNAS. For the year ended 2000, operating expenses increased due to amortization of goodwill and other intangibles related to the acquisitions of Millennia and LNAS.

     After conducting a thorough business plan review, we resized our company on July 19, 2001, January 15, 2002, and March 22, 2002 to focus on the largest opportunities in ILECs, wireless, and global service provider markets. This process included reducing our work force by approximately 80 employees in July 2001, 26 employees in January 2002, and 75 employees in March 2002. Severance costs relating to the July 19, 2001 resizing of $381,000 were recorded in the third quarter of 2001. In addition, severance costs relating to the January 15, 2002 and March 22, 2002 resizing totaling $136,000 and $404,000, respectively, were recorded in the first quarter of 2002. As a result of the July 2001 reduction and other cost control measures, our operating expenses, excluding goodwill amortization and amortization of deferred stock compensation, decreased by approximately $3.4 million from the second quarter of 2001 to the fourth quarter of 2001.

         NET REVENUE AND COST OF SALES


                                            YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
(In thousands)                       1999             2000            2001
                                  ------------    ------------    ------------
Net revenue ..................    $    108,815    $    148,050    $    100,706
Cost of sales ................          45,499          66,679          54,090

     Net revenue for the year ended 2001 was $100.7 million. This represented a decrease of $47.3 million from $148.1 million of net revenue in 2000. The decrease was attributable to a decrease in the sale of existing products due to capital expenditure reductions by competitive carrier customers and a downturn in the economy in 2001. Net revenue increased to $148.1 million in 2000 from $108.8 million in 1999, representing an increase of $39.2 million. This increase was due to the introduction of the Adit product line along with increases in the volume of sales of existing products to distributors and other direct customers. The timing and quantities of orders for our products may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, and ordering patterns of distributors and other direct customers. We believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results and we anticipate that such fluctuations will occur in the future.

     During 2001, approximately half of our revenue from the sales of our products was made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In 2001, Walker accounted for 23% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers. In 2001, two of these competitive carrier end-user customers accounted for more than 10% of our revenue. XO and Adelphia accounted for 23%, and 12%, respectively, of our net revenue for the year ended December 31, 2001. A decrease in sales to any of these competitive carrier customers could have a material adverse effect on our business. XO and Adelphia are currently restructuring their operations and is experiencing financial difficulty, and they may not be in a position in the future to continue their current purchase levels.

     Cost of sales was $54.1 million for 2001 compared to $66.8 million for 2000, and $45.5 million for 1999. The decrease in 2001 was primarily attributable to decreased product shipments, partially influenced by selling price reductions in existing product platforms, and partially offset by the $2.5 million charge taken in the third quarter of 2001 for slow moving and excess inventory. In the prior years, the increases were primarily attributable to increased product shipments, and were partially offset by cost reductions in existing product platforms.


GROSS MARGINS


                                        YEAR ENDED DECEMBER 31,
                             ----------------------------------------------
(In thousands)                   1999             2000             2001
                             ------------     ------------     ------------
Gross profit ............    $     63,316     $     81,281     $     46,616
Gross margin ............              58%              55%              46%


     Our gross profit for 2001 was $46.6 million. This represents a decrease of $34.7 million from the 2000 gross profit of $81.3 million. Gross margin decreased to 46% in 2001 from 55% in 2000. The decrease in gross margin was driven primarily by charges taken for slow moving and excess inventory, as well as product mix. Our gross margins vary between products. The Wide Bank and Navigator products generate higher gross margins than the Adit and Access Bank products. Gross margins were also impacted by lower production volumes, decreases in selling prices, and increased overhead expenses. These decreases were partially offset by product cost reductions including reductions in the Adit and Wide Bank cost structures. Gross profit was approximately $81.3 million in 2000, an increase of $18.0 million from 1999. This increase was caused by the increased shipments of our products and by cost reductions. Gross margins for 2000 and 1999 were 55% and 58%, respectively.

     We believe that gross margins could continue to decrease if additional pricing declines occur in our products at a greater rate than anticipated cost reductions. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide Bank products and Adit products have decreased substantially in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins will likely be reduced from time to time as a result of new product introductions by our competitors and us.


RESEARCH AND DEVELOPMENT EXPENSES


                                                       YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
(In thousands)                                  1999             2000              2001
                                            ------------     ------------     ------------
Research and development expenses ......    $     13,601     $     28,697     $     33,205
As a percentage of net revenue .........            12.5%            19.4%            33.0%

     Research and development expenses increased to $33.2 million for 2001 from $28.7 million for 2000. This increase of $4.5 million was primarily due to an increase in personnel engaged in new product development and enhancement of existing products, and the creation of three research and development facilities in late 2000 and early 2001. Expenditures for prototyping and regulatory compliance also contributed to the increase, although to a much lesser extent. Research and development expenses increased from $13.6 million in 1999 to $28.7 million for 2000. This increase of $15.1 million was primarily attributable to an increase in the number of personnel engaged in the development of new products, specifically the Adit 600 and Adit 105 products, the acquisition of two research and development facilities in Roanoke, Virginia and personnel added for enhancing our existing products. We expect the amount of research and development expenses to decrease in 2002 as a result of our first quarter restructuring.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                                                      YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
(In thousands)                                                 1999             2000             2001
                                                           ------------     ------------     ------------
Sales and marketing expenses ..........................    $     11,154     $     20,035     $     23,299
General and administrative expenses ...................           4,637            7,877            9,034
Goodwill amortization expense .........................              --              906            3,460
Asset impairment charge ...............................              --               --            4,220
                                                           ------------     ------------     ------------
Total selling, general and administrative expenses ....    $     15,791     $     28,818     $     40,013
As a percentage of net revenue ........................            14.5%            19.5%            39.7%

     Selling, general and administrative expenses increased to $40.0 million in 2001 from $28.8 million in 2000, which represented an increase of $11.2 million. Sales and marketing expense increases reflect increased hiring and marketing activity to increase sales in target markets which include ILECs, wireless, cable, and international customers. In addition, there was increased marketing activity in customer support, advertising, and trade shows. The increases in sales and marketing expenses were the result of our expanded sales and marketing activities, an increase in the size of the sale force, and a corresponding increase in sales salaries, bonuses, and commissions. General and administrative expenses increased, in part, due to additional headcount, primarily in information systems, and increased expenses for bad debt reserves and goodwill amortization. Also, during the third quarter of 2001, a noncash asset impairment charge of $4.2 million related to the goodwill associated with the LNAS acquisition was recorded. We instituted cost control measures during the third quarter of 2001, including reductions in staff, and anticipate that as a result, selling, general and administrative expenses will remain flat or slightly decrease over the next few quarters. These cost control measures resulted in a decrease in selling, general and administrative expenses excluding goodwill amortization and asset impairment charge from $9.1 million in the second quarter of 2001 compared to $7.5 million in the fourth quarter of 2001. Selling, general and administrative expenses excluding goodwill amortization and asset impairment charge increased to 32% of revenue in 2001 from 20% of revenue in 2000 in part due to less than anticipated revenue in 2001.

     For the year ended 2000, selling, general and administrative expense increased. Marketing expense increases reflect increased hiring and marking activity with respect to the introduction of the Access Navigator, Adit 600 and Adit 105 products, customer support, advertising and trade shows. The increase in sales and marketing expenses was the result of our expanded sales and marketing activities and an increase in the size of the sales force and a corresponding increase in sales salaries, bonuses and commissions. General and administrative expenses increased, in part, due to the amortization of goodwill and other intangibles related to the acquisitions of Millennia and the ATM product lines from LNAS.

STOCK-BASED COMPENSATION

     As discussed in Note 1 to the Consolidated Financial Statements, we account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During 1997 and the six months ended June 30, 1998, we granted options to employees with exercise prices less than the fair value per share based upon our previous preferred stock offerings and the estimated price per share in the initial public offering. Accordingly, we recorded deferred compensation expenses totaling approximately $3.1 million. In connection with the acquisition of Millennia, we assumed options with exercise prices below the fair market value on the date of the grant. We recorded a deferred compensation expense totaling approximately $877,000 for these stock options. Compensation expense will be recognized pro rata over the 48-month vesting period of the options. Compensation expense totaled approximately $818,000, $497,000, and $449,000, for 1999, 2000, and 2001, respectively. At December 31, 2001, the unamortized balance of the deferred compensation charge was $466,000. It is our intention to generally grant future stock options with exercise prices equal to the fair value of the underlying common stock on the date of grant.

INTEREST AND OTHER INCOME

     Interest and other income decreased to $1.6 million in 2001 from $3.6 million in 2000. This decrease of $2.0 million was due to interest income earned on lower cash and cash equivalent balances as well as lower interest rates. Interest and other income increased to $3.5 million in 2000 from $2.3 million in 1999. The increase was primarily due to interest income earned on higher cash and cash equivalent balances.

INCOME TAXES

     For 2001, our effective combined federal and state income tax rate benefit was 41.6%, compared to an income tax rate of 30.8% for 2000. In both 2001 and 2000, we realized a tax benefit from research and development tax credits. We had a combined income tax rate in 1999 of 33.5 %. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have funded our operations primarily through cash generated from operations and sales of common and preferred stock.


                                                     AS OF DECEMBER 31,
                                                 ----------------------------
(In thousands)                                      2000             2001
                                                 ------------    ------------
Working capital .............................    $     99,851    $     91,597
Cash, cash equivalents and securities .......          52,460          36,614
Total assets ................................         154,999         133,017


                                                   YEAR END DECEMBER 31,
                                       ---------------------------------------------
(In thousands)                             1999            2000              2001
                                       ------------     ------------    ------------
Net cash provided (used) by:
    Operating activities ..........    $     14,176     $      2,899    $    (10,751)
    Investing activities ..........         (22,387)           1,368           2,624
    Financing activities ..........           2,470            3,085              56

     CASH FLOWS

     Net cash used by operating activities for 2001 totaled approximately $10.8 million, while operating activities in 2000 generated approximately $2.9 million of net cash. This increase in cash used by operating activities was primarily due to increases in inventory, decreases in accounts payable, an increase in income tax receivable, and a net loss. Cash provided by operating activities in 2000 was mainly due to net income and increases in accounts payable and accrued compensation and was offset by increases in inventory, accounts receivable, and a decrease in income taxes payable. We anticipate that increased sales to direct customers could increase days sales outstanding and therefore accounts receivable balances could increase in the future.

     Our inventory levels increased to approximately $36.5 million at December 31, 2001 from approximately $30.7 million at December 31, 2000. The increase was due to obligations to receive shipments for non-cancelable orders placed in the third and fourth quarters of 2000. These obligations were made when there were long lead times in the contract manufacturing industry and our revenues were at higher levels. We anticipate that inventory levels will decline due to decreased purchasing since the fourth quarter of 2000. Inventory levels declined in the fourth quarter of 2001, compared to the second quarter of 2001 by $4.4 million. We believe that our inventory reserves are appropriate.

     Cash provided by investing activities was approximately $2.6 million for the year ended December 31, 2001 compared to approximately $1.4 million for the year ended December 31, 2000. Cash provided by investing activities in 2001 was primarily the result of the maturity of U.S. Government agency and corporate bonds with maturities greater than three months. Our capital expenditures for 2001 were $5.0 million for additions to facilities and equipment to support our research, development and manufacturing activities, compared to $9.5 million for 2000. In addition, in 2000 we used $9.5 million to acquire Millennia and LNAS. We believe our current facilities and equipment are sufficient to meet our current operating requirements.

     Cash provided by financing activities was approximately $56,000 for 2001 and $3.1 million for 2000. Cash provided by financing activities in 2001 and 2000 was primarily due to the exercise of stock options.

     LIQUIDITY

     At December 31, 2001, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $36.6 million compared to $52.5 million at December 31, 2000. At December 31, 2000, our working capital was approximately $99.9 million and decreased to $91.6 million at December 31, 2001. We have no significant capital spending or purchase commitments other than facilities leases. See "Contractual Obligations and Commercial Commitments" below and Note 11 of Notes to Consolidated Financial Statements.

     We believe that our existing cash and investment balances are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. We are currently negotiating the renewal of our line of credit. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Moreover, because our operating results fluctuate significantly due to decreases in customer demand or decreases in the acceptances of our future products, we may be unable to generate positive cash flow from operations. Should the need arise, we believe we would be able to borrow additional funds or otherwise raise additional capital. However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms. We may consider using our capital to make strategic investments or to acquire or license technology or products. We may also enter into strategic alliances with third parties that could provide access to additional capital. Any such activities could require us to obtain additional financing.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     We have obligations under certain operating lease commitments. The future rent obligations as of December 31, 2001, under these commitments are $6.4 million, $2.7 million, and $1.1 million, for one to three years, four to five years, and after five years, respectively. In addition, we have no inventory purchase commitments, minimum cash requirements, debt obligations or other contractual obligations and commercial commitments as of December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and product returns, inventory valuations, allowance for doubtful accounts, intangible assets, deferred income taxes and warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions. We consider the following accounting areas to have the most significant impact on the reported financial results and financial position of our company.

     Revenue Recognition. We recognize revenue from product sales at the time of shipment and passage of title using guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." In addition, we also offer certain of our customers the right to return products for a limited time after shipment as part of a stock rotation. We estimate what future stock rotation returns may occur based upon actual historical return rates and reduce our revenue by these estimated returns. If future returns exceed estimates, revenue could be misstated.

     Inventory Reserves. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than our estimates, then additional inventory write-downs may be required.

     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer's current creditworthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

     Valuation of Intangible Assets. Under the guidance of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets will be Disposed of" and under the guidance of SFAS No. 142 "Goodwill and Other Intangible Assets," we regularly evaluate the potential impairment of goodwill and other intangible assets from our purchase business acquisitions. In assessing whether the value of our goodwill and other intangibles has been impaired, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

     Deferred Income Taxes. We account for our deferred tax assets pursuant to SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, a deferred tax asset is recognized for temporary differences that will result in tax deductions in future years and for tax credit carryforwards. For example, a temporary difference is created when an estimated amount is recorded as an expense for a financial reporting purpose that is not deductible in the current year for income tax purposes (e.g. warranty reserves, sales return reserves, inventory reserves, etc.). A deferred tax asset is recognized in the current year for the reduction in taxes payable in future years when the expenses are actually incurred. A deferred tax asset valuation allowance was not established because we believe that we will be able to use the tax benefit and carryback in future years.

     Warranty Reserves. We offer warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in products return rates or the costs to repair our products could have a material adverse impact on our operating results.

     Off Balance Sheet Financing.  We have no off balance sheet financing.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS No. 141), "Business Combinations." This statement requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and supercedes APB Opinion No. 16, "Business Combinations." The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. SFAS 141 is effective for our financial statements for the year ended December 31, 2002. The adoption of SFAS No. 141 is not expected to have a significant impact on our financial position, results of operations, or cash flows.

     In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS 142), "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangible assets acquired after June 30, 2001 were not be subject to amortization. The statement also sets forth specific guidelines to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. The Company adopted this statement as of January 1, 2002, and at that time, goodwill and other intangible assets were tested for impairment in accordance with the provisions of SFAS 142 and it was determined that no impairment existed. Upon adoption of this standard, our unamortized goodwill of $7.8 million as of December 31, 2001 will no longer be subject to amortization. Amortization expense for 2001 and 2000 was $3.5 million and $906,000, respectively. There was no amortization expense in 1999.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for financial statements issued for periods beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of December 31, 2001, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates and interest rates as measured against the United States dollar. Historically, and as of December 31, 2001, we have not used derivative instruments or engaged in hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                                                                              PAGE
                                                                                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:

INDEPENDENT AUDITORS' REPORT...................................................................................................30

CONSOLIDATED BALANCE SHEETS
   December 31, 2000 and 2001..................................................................................................31

CONSOLIDATED STATEMENTS OF OPERATIONS
   Years ended December 31, 1999, 2000, and 2001...............................................................................32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
   Years ended December 31, 1999, 2000, and 2001...............................................................................33

CONSOLIDATED STATEMENTS OF CASH FLOWS
   Years ended December 31, 1999, 2000 and 2001................................................................................34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................................35

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS
CARRIER ACCESS CORPORATION:

     We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Carrier Access Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Boulder, Colorado
January 16, 2002

                           CARRIER ACCESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                                                                   2000           2001
                                                                                 ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  32,812     $  24,741
  Marketable securities available for sale                                          19,648        11,873
  Accounts receivable, net of allowance for doubtful accounts of $653 and
     $1,332 in 2000 and 2001, respectively                                          23,856        17,808
  Other receivables                                                                  5,331         1,704
  Income tax receivable                                                              4,383         8,468
  Inventory, net (note 3)                                                           30,711        36,500
  Deferred income taxes (note 7)                                                     3,417         3,958
  Prepaid expenses and other                                                         1,895           969
                                                                                 ---------     ---------
  Total current assets                                                             122,053       106,021
                                                                                 ---------     ---------
Property and equipment, net of accumulated depreciation and amortization
  (note 4)                                                                          13,942        14,140
Goodwill and other intangibles, net of amortization (note 2 and note 5)             16,879         9,354
Deferred income taxes (note 7)                                                       1,894         3,361
Other assets                                                                           231           141
                                                                                 ---------     ---------
  Total assets                                                                   $ 154,999     $ 133,017
                                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  15,746     $   8,864
  Accrued compensation payable                                                       4,340         3,856
  Accrued warranty costs payable                                                       907           599
  Cooperative advertising                                                               29           165
  Deferred rent concessions (note 11)                                                  579           782
  Other liabilities                                                                    601           158
                                                                                 ---------     ---------
  Total current liabilities                                                         22,202        14,424
                                                                                 ---------     ---------
Stockholders' equity (note 8):
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares
  issued or outstanding at December 31, 2000 and 2001                                   --            --
Common stock $0.001 par value, 60,000 authorized and 24,673 shares issued and outstanding at December 31, 2000, and 24,740 shares issued and outstanding
  at December 31, 2001                                                                  30            30
Additional paid-in capital                                                          86,135        85,968
Deferred compensation                                                               (1,425)         (466)
Retained earnings                                                                   47,867        33,012
Accumulated other comprehensive income                                                 190            49
                                                                                 ---------     ---------
  Total stockholders' equity                                                       132,797       118,593
                                                                                 ---------     ---------
Commitments and contingencies (note 11)
Total liabilities and stockholders' equity                                       $ 154,999     $ 133,017
                                                                                 =========     =========


          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------
                                                                                    1999          2000          2001
                                                                                  ---------     ---------     ---------
Net revenue                                                                       $ 108,815     $ 148,050     $ 100,706
Cost of sales                                                                        45,499        66,769        54,090
                                                                                  ---------     ---------     ---------
   Gross profit                                                                      63,316        81,281        46,616
                                                                                  ---------     ---------     ---------
Operating expenses:
   Sales and marketing (exclusive of stock based compensation expense of $370,
      $147, and $58, respectively for the years
      ending December 31, 1999, 2000, and 2001)                                      11,154        20,035        23,299
   Research and development (exclusive of stock based compensation expense of $178, $191, and $363, respectively for the years
      ending December 31, 1999, 2000, and 2001)                                      13,601        28,697        33,205
   General and administrative (exclusive of stock based
      compensation expense of $270, $159, and $28, respectively
      for the years ending December 31, 1999, 2000, and 2001)                         4,637         7,877         9,034
   Goodwill amortization (note 2)                                                        --           906         3,460
   Asset impairment charge (note 5)                                                      --            --         4,220
   Amortization of deferred stock option compensation (note 8)                          818           497           449
                                                                                  ---------     ---------     ---------
   Total operating expenses                                                          30,210        58,012        73,667
                                                                                  ---------     ---------     ---------
     Income (loss) from operations                                                   33,106        23,269       (27,051)
Interest income                                                                       2,354         3,589         1,638
Other income, net                                                                       (24)          (63)           (3)
                                                                                  ---------     ---------     ---------
     Income (loss) before income taxes                                               35,436        26,795       (25,416)
Income tax expense (benefit) (note 7)                                                11,871         8,245       (10,561)
                                                                                  ---------     ---------     ---------
   Net income (loss)                                                              $  23,565     $  18,550     $ (14,855)
                                                                                  =========     =========     =========
Income (loss) per share:
   Basic                                                                          $    0.98     $    0.76     $   (0.60)
   Diluted                                                                        $    0.93     $    0.74     $   (0.60)
Weighted average common shares outstanding:
   Basic                                                                             23,939        24,428        24,695
   Diluted                                                                           25,223        24,975        24,695

          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                 (In thousands)


                                                                                                        ACCUMULATED
                                                    COMMON STOCK    ADDITIONAL    DEFERRED                 OTHER           TOTAL
                                                  ----------------   PAID-IN    STOCK OPTION  RETAINED  COMPREHENSIVE  STOCKHOLDERS
                                                   SHARES   AMOUNT   CAPITAL    COMPENSATION  EARNINGS     INCOME          EQUITY
                                                  -------  -------  ----------  ------------  --------  -------------  ------------
  BALANCES AT DECEMBER 31, 1998 ................   23,630  $    28  $   59,955   $  (2,377)   $  5,752           --    $   63,358
Exercise of stock options ......................      549        1       1,469          --          --           --         1,470
Amortization of deferred stock compensation
  (note 8) .....................................       --       --          --         818          --           --           818
Tax benefit from exercise of stock options
  (note 7) .....................................       --       --       8,023          --          --           --         8,023
Comprehensive income
Net income .....................................       --       --          --          --      23,565           --        23,565
                                                   ------  -------  ----------   ---------    --------   ----------    ----------
      Total comprehensive income ...............       --       --          --          --      23,565           --        23,565
                                                   ------  -------  ----------   ---------    --------   ----------    ----------
  BALANCES AT DECEMBER 31, 1999 ................   24,179       29      69,447      (1,559)     29,317           --        97,234
Exercise of stock options ......................      331        1       4,084          --          --           --         4,085
Amortization of deferred stock compensation
  (note 8) .....................................       --       --          --         497          --           --           497
Forfeitures of deferred stock compensation
  related to stock options issued at less than
  fair value ...................................       --       --        (514)        514          --           --            --
Issuance of common stock and stock options in
  connection with acquisition ..................      163       --       8,561        (877)         --           --         7,684
Tax benefit from exercise of stock options
  (note 7) .....................................       --       --       4,557          --          --           --         4,557
Comprehensive income
Net income .....................................       --       --          --          --      18,550           --        18,550
Unrealized gain on investments, net of tax .....       --       --          --          --          --          190           190
                                                   ------  -------  ----------   ---------    --------   ----------    ----------
      Total comprehensive income ...............       --       --          --          --      18,550          190        18,740
                                                   ------  -------  ----------   ---------    --------   ----------    ----------
  BALANCES AT DECEMBER 31, 2000 ................   24,673       30      86,135      (1,425)     47,867          190       132,797
Exercise of stock options ......................       67       --          56          --          --           --            56
Amortization of deferred stock compensation
  (note 8) .....................................       --       --          --         449          --           --           449
Forfeitures of deferred stock compensation
  related to stock options issued at less
  than fair value ..............................       --       --        (510)        510          --           --            --
Tax benefit from exercise of stock options
  (note 7) .....................................       --       --         160          --          --           --           160
Stock options issued for services (note 8) .....       --       --         127          --          --           --           127
Comprehensive loss
Unrealized loss on investments, net of tax .....       --       --          --          --          --         (141)         (141)
Net loss .......................................       --       --          --          --     (14,855)          --       (14,855)
                                                   ------  -------  ----------   ---------    --------   ----------    ----------
      Total comprehensive loss .................       --       --          --          --     (14,855)        (141)      (14,966)
                                                   ------  -------  ----------   ---------    --------   ----------    ----------
  BALANCES AT DECEMBER 31, 2001 ................   24,740  $    30  $   85,968   $    (466)   $ 33,012   $       49    $  118,593
                                                   ======  =======  ==========   =========    ========   ==========    ==========


          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                             YEAR END DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                      1999             2000            2001
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss) ...........................................................   $     23,565    $     18,550    $    (14,855)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
   Depreciation and amortization expense .......................................          1,012           3,903           8,117
   Asset impairment charge .....................................................             --              --           4,220
   Compensation expense related to stock options issued at
     less than fair value ......................................................            818             497             449
   Stock options issued for services ...........................................             --              --             127
   Deferred income tax benefit .................................................           (926)         (3,068)         (2,008)
   Tax benefit relating to exercise of stock options ...........................          8,023           4,557             160
   Changes in operating assets and liabilities:
     Accounts receivable .......................................................        (13,961)         (1,168)          6,048
     Income tax receivable .....................................................             --          (4,383)         (4,085)
     Inventory .................................................................         (4,391)        (20,511)         (5,789)
     Prepaid expenses and other ................................................         (1,120)         (5,446)          4,643
     Accounts payable ..........................................................            510           9,748          (6,882)
     Accrued warranty costs payable ............................................            387            (224)           (307)
     Accrued compensation payable ..............................................            501           1,890            (484)
     Cooperative advertising ...................................................           (196)           (242)            136
     Deferred rent concessions .................................................            138             168             203
     Income taxes payable ......................................................           (601)         (1,400)             --
     Other liabilities .........................................................            417              28            (444)
                                                                                   ------------    ------------    ------------
     Net cash provided (used) by operating activities ..........................         14,176           2,899         (10,751)
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
   Purchase of equipment .......................................................         (5,303)         (9,498)         (5,010)
   Sales (purchases) of securities available for sale, net .....................        (17,084)         20,404           7,634
   Payments for net assets acquired in acquisitions, net
     of cash acquired ..........................................................             --          (9,538)             --
                                                                                   ------------    ------------    ------------
     Net cash provided (used) by investing activities ..........................        (22,387)          1,368           2,624
Cash flows from financing activities:                                              ------------    ------------    ------------

   Proceeds from exercise of stock options .....................................          1,470           4,085              56
   Proceeds from short-term borrowings .........................................          1,000              --           2,000
   Payments on short-term borrowings ...........................................             --          (1,000)         (2,000)
                                                                                   ------------    ------------    ------------
     Net cash provided by financing activities .................................          2,470           3,085              56
                                                                                   ------------    ------------    ------------
     Net increase (decrease) in cash and cash equivalents ......................         (5,741)          7,352          (8,071)
   Cash and cash equivalents at beginning of year ..............................         31,201          25,460          32,812
                                                                                   ------------    ------------    ------------
   Cash and cash equivalents at end of year ....................................   $     25,460    $     32,812    $     24,741
                                                                                   ============    ============    ============

   Supplemental disclosure of cash flow and financing activities information:
   Cash paid (received) for income taxes .......................................   $      5,330    $     12,599    $     (4,578)
                                                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           CARRIER ACCESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 2000, and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Business and Basis of Presentation. Carrier Access Corporation ("CAC" or the "Company") is a leading provider of broadband digital access equipment to communications service providers, including competitive local exchange carriers, ISPs, IOCs, InterExchange Carrier ("IXC"s) and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

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

     Marketable securities "available-for-sale" represent U.S. Government agency and corporate bonds with maturities of greater than three months and are recorded at fair value. Securities "available-for-sale," all of which mature in 2002, consisted of the following as of December 31 (in thousands, except percentages):


                   AMORTIZED COST AND MARKET VALUE   2001 INTEREST RATES
                   -------------------------------   -------------------
                        2000            2001
                   -------------     -------------
Corporate Notes     $      4,682     $         --                --
Municipal Bonds            8,816            5,923     3.01% to 4.85%
Other                      6,150            5,950     1.70% to 2.90%
                    ------------     ------------
Total               $     19,648     $     11,873
                    ============     ============

     Short-term investments are classified as "available-for-sale" as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly are recorded at fair value. Increases or decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related tax effect.

     c. Other Receivables. Other receivables consist of amounts owed from third party manufacturers for components delivered from the Company for their manufacture in finished products.

     d. Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable and accounts payable are recorded at cost which approximates fair value because of the short-term maturity of these instruments.

     e. Inventory. Inventory is recorded at the lower of cost or market using standard costs that approximate average costs. Costs include certain warehousing costs and other allocable overhead. An allowance for excess and obsolete inventory is established when 1) the cost of the inventory exceeds the estimated market value determined by analyzing assumptions about future demand and market conditions or 2) the technology associated with a product is considered obsolete and the inventory cannot be used in the manufacture of other products.

     f. Property and Equipment. Property, equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over useful lives ranging from three to thirty years or the lease term. Depreciation and amortization expense for the years ended December 31, 1999, 2000 and 2001 totaled $1.0 million, $3.0 million, and $4.8 million, respectively.

     g. Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on a straight-line basis over the estimated future periods to be benefited which range from three to five years. Goodwill and other intangibles, net were $9.4 million at December 31, 2001. Goodwill and other intangibles, net were $16.9 million at December 31, 2000. Accumulated amortization on goodwill and other intangibles was $949,000 and $4.4 million at December 31, 2000 and December 31, 2001, respectively.

     h. Revenue Recognition. Revenue from sales of products is recognized upon shipment. Reserves for estimated sales returns through stock rotation are recorded when sales are made to customers with the right of return and are based on management's estimate of expected returns and historical experience. The Company records a provision for uncollectable accounts receivables based on management's review of the aging of the receivable balances, customers current creditworthiness and current market conditions.

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

     i. Research and Development Costs. Research and development costs are charged to operations as incurred.

     j. Long-Lived Assets. Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

     k. Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

     l. Earnings Per Share. Earnings per share ("EPS") is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

A reconciliation of net income (loss) and basic to diluted share amounts is presented below.


(In thousands)                                                                           1999            2000            2001
                                                                                      -----------     -----------     -----------
Basic earnings (loss) per share computation
     Net income (loss) available to shareholders .................................    $    23,565     $    18,550     $   (14,855)
                                                                                      ===========     ===========     ===========
     Average shares outstanding-basic ............................................         23,939          24,428          24,695
                                                                                      ===========     ===========     ===========
     Basic earnings (loss) per share .............................................    $      0.98     $      0.76     $     (0.60)
                                                                                      ===========     ===========     ===========
Diluted earnings (loss) per share computation
     Net income (loss) ...........................................................         23,565          18,550         (14,855)
     Income impact of exercises of assumed stock options .........................           (108)            (69)             --
                                                                                      ===========     ===========     ===========
         Net income (loss) available to shareholders plus assumed conversions ....    $    23,457     $    18,481     $   (14,855)
                                                                                      ===========     ===========     ===========
Weighted-average shares
     Average shares outstanding-basic ............................................         23,939          24,428          24,695
     Shares assumed issued through exercises of stock options ....................          1,284             547              --
                                                                                      -----------     -----------     -----------
     Average shares outstanding-diluted ..........................................         25,223          24,975          24,695
         Diluted earnings (loss) per share .......................................    $      0.93     $      0.74     $     (0.60)
                                                                                      ===========     ===========     ===========

     m. Stock-Based Compensation. The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has provided pro forma disclosures of net income and income per share, as if the fair value based method of accounting for the plan, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied.

     Stock options issued to consultants and others for services are recorded at fair value as prescribed by SFAS 123. Charges to operations associated with these option grants were not significant during the years ended December 31, 1999, 2000, and 2001.

     n. Warranty Costs. The Company provides warranties of various lengths to customers depending on the specific product and the terms of the customer purchase agreements. The Company has accrued for its warranty obligations based on historical experience and management's estimate of future warranty costs to be incurred.

     o. Comprehensive Income. Comprehensive income consists of net unrealized holding gains or losses on "available-for-sale" securities.

     p. Reclassifications. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

2.   ACQUISITIONS

     In August of 2000, the Company acquired all of the issued and outstanding common stock of Millennia, a developer of broadband communications equipment, located in Roanoke, Virginia, for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $0.4 million, for total consideration of approximately $9.8 million. Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets, which are being amortized on a straight-line basis over periods ranging from three to five years. In addition, unvested Millennia stock options were replaced with equivalent unvested stock options of the Company. The excess of the fair value of the Company's common stock over the exercise prices of the stock options, which totaled approximately $877,000, was recorded as deferred stock option compensation and will be expensed over the vesting period of the stock options.

     In October of 2000, the Company acquired the ATM product lines of LNAS, a division of Litton Systems, Inc., located in Roanoke, Virginia, for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million of the purchase price was allocated to goodwill and other intangible assets, customer base and core technology, which is being amortized on a straight-line basis over periods ranging from three to five years.

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

   The following unaudited pro forma information has been prepared assuming that the acquisitions occurred on January 1, 2000 (in thousands, except per share amounts).


                                        YEARS ENDED DECEMBER 31,
                                     -------------------------------
                                        1999               2000
                                     -------------     -------------
Net revenue                          $     111,128     $     149,750
Net earnings                         $      19,233     $      15,355
Diluted earnings per share           $        0.76     $        0.61

     The pro forma information is based on historical results and does not necessarily reflect the actual operating results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

3.   INVENTORY

     The components of inventory as of December 31 are summarized as follows (in thousands):


                                      2000               2001
                                   ------------      ------------
Raw materials ................     $     15,600      $     22,416
Work-in-process ..............               36                 8
Finished goods ...............           15,644            17,192
Reserve for obsolescence .....             (569)           (3,116)
                                   ------------      ------------
                                   $     30,711      $     36,500
                                   ============      ============

4.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31 consisted of the following (in thousands):


                                           2000               2001
                                        ------------      ------------
Machinery and software ............     $     16,382      $     20,539
Real property .....................              270               265
Furniture, fixtures and other .....              671               873
Leasehold improvements ............            1,471             2,128
                                        ------------      ------------
                                              18,794            23,805
Less accumulated depreciation .....           (4,852)           (9,665)
                                        ------------      ------------
                                        $     13,942      $     14,140
                                        ============      ============

5.   ASSET IMPAIRMENT CHARGE

     During the third quarter of 2001, the projected demand for the commercial version of the Broadmore product line decreased significantly. This product line was acquired as part of the acquisition of the ATM product lines of LNAS. As a result of such decline in demand, the Company determined that goodwill and other intangible assets associated with the acquisition were impaired and recorded a noncash impairment charge of $4.2 million in the third quarter of 2001.

6.   DEBT

     In 2001, the Company renewed a credit agreement with a bank that provided for a $5.0 million revolving line of credit which expired September 2, 2001. The Company is currently negotiating a new credit agreement.

7.   INCOME TAXES

     Income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):


                                                 1999             2000               2001
                                             ------------      ------------      ------------
Current ................................     $     12,797      $     11,313      $     (8,553)
Deferred ...............................             (926)           (3,068)           (2,008)
                                             ------------      ------------      ------------
     Income tax expense (benefit) ......     $     11,871      $      8,245      $    (10,561)
                                             ============      ============      ============

     A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):


                                                             1999             2000               2001
                                                         ------------      ------------      ------------
Expected income tax expense (benefit) ..............     $     12,403      $      9,378      $     (8,792)
State income taxes, net of Federal tax benefit .....            1,160             1,022              (670)
Research and experimentation credit ................           (1,232)           (1,686)           (1,397)
Other, net .........................................             (460)             (469)              298
                                                         ------------      ------------      ------------
  Actual income tax expense (benefit) ..............     $     11,871      $      8,245      $    (10,561)
                                                         ============      ============      ============

     The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                               2000                2001
                                                            ------------      ------------
Deferred tax assets:
  Net operating loss carryforward .....................     $         --      $        376
  Allowance for doubtful accounts and returns .........              828               503
  Inventory reserves ..................................              893             1,635
  Accrued warranty and cooperative advertising ........              302               289
  Amortization of goodwill related to acquisition .....               61             1,976
  Other accrued expenses ..............................              154                --
  Compensation accruals ...............................            1,600             1,775
  Research and experimentation credit .................            2,118             1,397
  Other, net ..........................................              224               375
                                                            ------------      ------------
           Total deferred tax asset ...................     $      6,180      $      8,326
                                                            ------------      ------------
Deferred tax liabilities:
     Property and equipment ...........................             (748)             (912)
     Other, net .......................................             (121)              (95)
                                                            ------------      ------------
           Total deferred tax liabilities .............             (869)           (1,007)
                                                            ------------      ------------
           Net deferred tax asset .....................     $      5,311      $      7,319
                                                            ============      ============

     The Company has analyzed the sources and expected reversal periods of its deferred tax assets. At December 31, 2001 the Company has a research and experimentation credit carry-forward of approximately $1.4 million which will expire in the year 2021 if not utilized. In addition, the Company incurred approximately $13.8 million of net operating losses for the period ending December 31, 2001. It is anticipated that the federal net operating loss will be carried back to obtain a refund of prior taxes paid. The net operating losses will expire in the year 2021 if not utilized. The Company believes that the tax benefits attributable to deductible temporary differences will be realized by recognition of future taxable amounts.

     For the years ended December 31, 1999, 2000, and 2001, the Company recognized $8.0 million, $4.6 million, and $160,000 as a direct increase to paid-in capital for the income tax benefit resulting from the exercise of non-qualified stock options by employees.

8.   STOCK OPTIONS

     Pursuant to the Company's 1998 stock option plan (the "Plan"), a committee appointed by the Company's Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options to purchase up to 6,967,014 shares of authorized common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% four years from the grant date. As of December 31, 2001, an aggregate of 9,483,014 options had been granted under the Plan of which 1,234,120 were incentive stock options and 8,248,844 were non-qualified stock options.

     The following summarizes stock option activity under the Plan:


                                                                   SHARES     WEIGHTED AVERAGE
                                                                UNDER OPTION   EXERCISE PRICE
                                                                ------------  ----------------
Options outstanding at December 31, 1998 ............              1,827,013            6.08
     Granted ........................................              1,084,871           40.08
     Exercised ......................................               (548,847)           2.68
     Canceled .......................................               (414,751)          20.84
                                                                ------------

Options outstanding at December 31, 1999 ............              1,948,286           22.83
     Granted ........................................              1,918,400           30.00
     Exercised ......................................               (331,041)          12.34
     Canceled .......................................               (817,651)          29.23
                                                                ------------
Options outstanding at December 31, 2000 ............              2,717,994           27.36
     Granted ........................................              2,603,250            5.76
     Exercised ......................................                (66,955)           0.84
     Canceled .......................................             (2,263,409)          27.50
                                                                ------------
Options outstanding at December 31, 2001 ............              2,990,880            9.05
                                                                ============

Options available for grant at December 31, 2001 ....              2,300,121
                                                                ============
Options exercisable at December 31, 1999 ............                215,503           11.60
                                                                ============
Options exercisable at December 31, 2000 ............                392,571           16.20
                                                                ============
Options exercisable at December 31, 2001 ............                365,739           14.69
                                                                ============


     The following summarizes information about outstanding options at December 31, 2001:



                                   OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
       ----------------------------------------------------------------------       ---------------------------------------
                                                           Weighted-average
              Range of                   Number of             remaining                Number             Weighted-average
              exercise                    options           contractual life          of options               exercise
               prices                   outstanding            (in years)             exercisable                price
       --------------------          -----------------     ------------------       ---------------        ----------------
           0.00 - 12.00                  2,497,562                 4.1                       173,980              4.30
          12.00 - 24.00                    242,118                 3.7                        71,725             12.33
          24.00 - 36.00                     55,950                 2.4                        35,666             30.47
          36.00 - 48.00                    158,800                 3.5                        73,641             39.34
          48.00 - 60.00                     36,450                 3.1                        10,727             52.09
                                         ---------                                           -------
                                         2,990,880                 4.0                       365,739             17.00
                                         =========                                           =======

     As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees and directors. As a result, for options issued with exercise prices below the estimated fair market value on the date of grant, the Company recorded deferred compensation expense totaling approximately $1,227,000 for options granted during the year ended December 31, 1997, and $1,921,000 for options granted during the year ended December 31, 1998. Such deferred compensation expense will be amortized to operations pro rata over the forty-eight month option vesting period. Such amortization expense totaled approximately $818,000, $497,000, and $449,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company reversed $514,000 and $510,000 in 2000 and 2001, respectively, against additional paid-in capital for forfeitures of deferred stock compensation related to stock options issued at less than fair value.

     The weighted average fair values of options granted during 1999, 2000, and 2001 were $40.08, $30.00, and $5.76 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 99.4% volatility in 1999, 111% volatility in 2000, and 106% volatility in 2001, expected life of the options of five years in 1999, 2000, and 2001, and a risk-free interest rate of 6.0% for 1999, 5.0% for 2000, and 3.8% for 2001. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value of options on the grant dates, amortizing these costs on a straight-line basis, consistent with the provisions of SFAS 123, the Company's 1999, 2000, and 2001 pro forma net income (loss) would have been as follows (in thousands, except per share data):


                                                                         YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    1999            2000             2001
                                                                 -----------     -----------     -----------
                                                                    (In thousands, except per share data)
Net income (loss) available to common stockholders:
   As reported .............................................     $    23,565     $    18,550     $   (14,855)
   Pro forma ...............................................          14,779           7,504         (24,011)
Earning (loss) per common share:
   As reported:
     Basic .................................................     $      0.98     $      0.76     $     (0.60)
     Diluted ...............................................            0.93            0.74           (0.60)
   Pro forma:
     Basic .................................................     $      0.62     $      0.31     $     (0.97)
     Diluted ...............................................            0.59            0.30           (0.97)

     Beginning August 20, 2001, the Company offered eligible employees who held stock options with a price greater than or equal to $10.00 per share under the Plan the opportunity to exchange certain outstanding options to purchase shares of Carrier Access common stock for new options to be granted on March 20, 2002. Eligible employees who participated in the option exchange will receive a number of shares subject to new options for every share subject to the options tendered which varies according to the most recent performance rating received by the employee under the Company's performance rating system. Options to purchase a total of 1,781,619 shares with an aggregate exercise price of $4.6 million as of September 18, 2001 were exchanged pursuant to the offer.

     In addition to options issued to employees and directors, the Company issued options to purchase 62,500 shares of common stock to consultants for services during the year ended December 31, 2001. These options have an exercise price from $2.80 to $6.50 per share, are exercisable at the date of grant and expire at various dates from January 2, 2006 to October 16, 2006. The fair value of these options was determined to be $127,000 for the year ended December 31, 2001 and was recognized in general and administrative expense. The fair value was calculated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.81%; contractual lives of five years; no dividend yield; and 102% volatility. As of December 31, 2001, none of these options have been exercised.

9.   SIGNIFICANT CUSTOMERS, SUPPLIERS AND CONCENTRATION OF CREDIT RISK

     Our customers are primarily distributors and original equipment manufacturers, who resell the Company's products to end-users.

     The Company recognized revenue from the following significant customers and end-users for the years ended December 31 (in thousands):


COMPANY                     1999              2000              2001
-------                  ------------     ------------     ------------
A ..................     $     29,877     $     25,801     $     23,476
B ..................            2,003           28,856           23,716
C ..................            9,751           14,315           12,405
D ..................           15,195           23,923            8,621
E ..................            9,234           19,349              450

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

10.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution employee benefit plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code which is available to all employees who meet the 401(k) Plan's eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. At the beginning of 2001, the Company began matching 50% of the employee's pre-tax contributions, up to 6% of each participating employee's annual salary. In 2001, the cost of this plan was $860,000. The Company made no contributions to the 401(k) Plan in 1999 or 2000.

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under various noncancelable-operating leases that expire through 2009. Future obligations under these leases are as follows (in thousands):


YEAR ENDING DECEMBER 31:
        2002 .........................     $      2,044
        2003 .........................            2,120
        2004 .........................            2,227
        2005 .........................            1,988
        2006 .........................              715
        Thereafter ...................            1,134
                                           ------------
                                           $     10,228
                                           ============

     The Company records rent expense under noncancelable-operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

     Rent expense for the years ended December 31, 1999, 2000, and 2001 totaled $978,000, $1.5 million, and $1.9 million, respectively.

     On December 28, 2001, a contract manufacturer sued the Company in Alabama Circuit Court for $4.5 million for breach of contract. The Company intends to vigorously defend this lawsuit. Management believes that it is not currently possible to estimate the impact, if any, that the resolution of this lawsuit will have on the Company's results of operations, financial position or cash flows.

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following information summarizes selected quarterly financial information for the two years ended December 31, 2001 (in thousands, except per share data).


                                                                         QUARTER ENDED DECEMBER 31, 2001
                                                           -------------------------------------------------------------
                                                             FIRST       SECOND        THIRD       FOURTH         YEAR
                                                           ---------    ---------    ---------    ---------    ---------
Net revenue                                                $  28,838    $  29,434    $  20,899    $  21,535    $ 100,706
Cost of sales                                                 13,779       14,353       13,622       12,336       54,090
                                                           ---------    ---------    ---------    ---------    ---------
   Gross profit                                               15,059       15,081        7,277        9,199       46,616
Operating expenses:
   Selling, general and administrative                         8,664       10,036       13,212        8,101       40,013
   Research and development                                    8,519        9,220        8,015        7,451       33,205
   Amortization of deferred stock option compensation            182           74          104           89          449
                                                           ---------    ---------    ---------    ---------    ---------
       Loss from operations                                   (2,306)      (4,249)     (14,054)      (6,442)     (27,051)
Other income, net                                                581          475          350          229        1,635
                                                           ---------    ---------    ---------    ---------    ---------
       Loss before income taxes                               (1,725)      (3,774)     (13,704)      (6,213)     (25,416)
Income tax benefit                                              (873)      (1,700)      (5,506)      (2,482)     (10,561)
                                                           ---------    ---------    ---------    ---------    ---------
   Net loss                                                $    (852)   $  (2,074)   $  (8,198)   $  (3,731)   $ (14,855)
                                                           =========    =========    =========    =========    =========
Loss per share:
    Basic                                                  $   (0.03)   $   (0.08)   $   (0.33)   $   (0.15)   $   (0.60)
    Diluted                                                $   (0.03)   $   (0.08)   $   (0.33)   $   (0.15)   $   (0.60)

                                                                      QUARTER ENDED DECEMBER 31, 2000
                                                          ----------------------------------------------------------
                                                            FIRST      SECOND      THIRD       FOURTH         YEAR
                                                          ---------   ---------   ---------   ---------    ---------
Net revenue                                               $  38,726   $  44,126   $  40,184   $  25,014    $ 148,050
Cost of sales                                                16,745      19,102      19,042      11,880       66,769
                                                          ---------   ---------   ---------   ---------    ---------
   Gross profit                                              21,981      25,024      21,142      13,134       81,281
Operating expenses:
   Selling, general and administrative                        5,590       7,005       8,427       7,797       28,818
   Research and development                                   5,931       7,153       7,437       8,176       28,697
   Amortization of deferred stock option compensation           124         103         114         155          497
                                                          ---------   ---------   ---------   ---------    ---------
       Income (loss) from operations                         10,336      10,763       5,164      (2,994)      23,269
Other income, net                                               721         801         842       1,162        3,526
                                                          ---------   ---------   ---------   ---------    ---------
       Income (loss) before income taxes                     11,057      11,564       6,006      (1,832)      26,795
Income tax expense (benefit)                                  3,538       3,701       1,922        (916)       8,245
                                                          ---------   ---------   ---------   ---------    ---------
   Net income (loss)                                      $   7,519   $   7,863   $   4,084   $    (916)   $  18,550
                                                          =========   =========   =========   =========    =========
Income (loss) per share:
    Basic                                                 $    0.31   $    0.32   $    0.17   $   (0.04)   $    0.76
    Diluted                                               $    0.30   $    0.32   $    0.16   $   (0.04)   $    0.74

13.  VALUATION AND QUALIFYING ACCOUNTS


                                              BALANCE AT       ADDITIONS                           BALANCE AT
                                              BEGINNING        CHARGED TO                             END
Allowance for doubtful accounts:              OF PERIOD        OPERATIONS        WRITE-OFFS        OF PERIOD
                                             ------------     ------------      ------------      ------------
   Year Ended:
December 31, 1999                            $        643              (47)             (132)     $        464
                                             ------------     ------------      ------------      ------------
December 31, 2000                            $        464              211               (22)     $        653
                                             ------------     ------------      ------------      ------------
December 31, 2001                            $        653              679                --      $      1,332
                                             ------------     ------------      ------------      ------------
Inventory Obsolescence Reserve:
Year Ended:

December 31, 1999                            $        576              794              (753)     $        617
                                             ------------     ------------      ------------      ------------
December 31, 2000                            $        617            1,076            (1,124)     $        569
                                             ------------     ------------      ------------      ------------
December 31, 2001                            $        569            5,662            (3,115)     $      3,116
                                             ------------     ------------      ------------      ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of our fiscal year ended December 31, 2001 (the "2002 Proxy Statement"), except that certain information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in our 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Transactions with Management" in our 2002 Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      The following documents are filed as part of this Form 10-K:

         1. Consolidated Financial Statements. The following consolidated financial statements of the Company and the Independent Auditors' Report are filed as part of this Form 10-K:


                                                                                                                             Page
                                                                                                                             ----
     Independent Auditors' Report..............................................................................................30

     Consolidated Balance Sheets as of December 31, 2000 and 2001..............................................................31

     Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001...............................32

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000, and 2001.....................33

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001...............................34

     Notes to Consolidated Financial Statements................................................................................35

         2. Consolidated Financial Statement Schedule. No schedule has been included since they are either not required, not applicable or the information is otherwise included.

              Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

                                  EXHIBIT INDEX


 Exhibit
  Number         Description of Documents

   3.1 Registrant's Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Reg. No. 333-53947 ("Registrant's 1998 S-1")).

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

   10.6+ Registrant's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant's 1998 S-1).

   10.7+ Registrant's 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's 1998 S-1).

   10.8 Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated October 25, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registrant's 1998 S-1).

   10.9+ Form of Directors' and Officers' Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1998 S-1).

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

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

                                    SIGNATURE


     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 27th day of March 2002.

                                  CARRIER ACCESS CORPORATION



                                  By:  /s/ Timothy R. Anderson
                                       ----------------------------------------
                                       Timothy R. Anderson
                                       Chief Financial Officer, Vice President
                                       of Finance and Administration, Treasurer


                                POWER OF ATTORNEY


     Know all men by these presents, that each person whose signature appears below constitutes and appoints Timothy R. Anderson, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such report on March 27, 2002 in the capacities indicated:



                                 Signature                                                        Title
                                 ---------                                                        -----
                 /s/ Roger L. Koenig
                 -------------------------------------------            President, Chief Executive Officer and Chairman of the
                 (Roger L. Koenig)                                        Board of Directors (Principal Executive Officer)

                 /s/ Timothy R. Anderson                                Chief Financial Officer, Vice President of Finance and
                 -------------------------------------------               Chairman and Administration, Treasurer (Principal
                 (Timothy R. Anderson)                                     Financial and Accounting Officer)

                 /s/ Nancy Pierce                                       Corporate Development Officer, Director, Secretary
                 -------------------------------------------
                 (Nancy Pierce)

                 /s/ John W. Barnett, Jr.                               Director
                 -------------------------------------------
                 (John W. Barnett, Jr.)

                 /s/ Joseph Graziano                                    Director
                 -------------------------------------------
                 (Joseph Graziano)

                 /s/ David R. Laube                                     Director
                 -------------------------------------------
                 (David R. Laube)

                 /s/ Mark A. Floyd.                                     Director
                 -------------------------------------------
                 (Mark A. Floyd)

                                  EXHIBIT INDEX


 EXHIBIT
  NUMBER         DESCRIPTION
 -------         -----------
   3.1            Registrant's Amended and Restated Certificate of Incorporation
                  (incorporated herein by reference to Exhibit 3.1 to the
                  Registrant's Registration Statement on Form S-1, Reg. No.
                  333-53947 ("Registrant's 1998 S-1")).

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

   10.6+ Registrant's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant's 1998 S-1).

   10.7+ Registrant's 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's 1998 S-1).

   10.8           Amendment to Lease Agreement between Carrier Access
                  Corporation and Cottonwood Land and Farms Ltd. Dated October
                  25, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registrant's 1998 S-1).

   10.9+          Form of Directors' and Officers' Indemnification Agreement
                  (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1998 S-1).

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

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.