Form 10-Q
period 2002-03-31
CARRIER ACCESS CORP
filed 2002-05-15
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-24597

CARRIER ACCESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	84-1208770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5395 Pearl Parkway, Boulder, CO 80301
(Address of principal executive offices)
(Zip Code)

(303) 442-5455
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     The number of shares outstanding of the issuer’s common stock, par value $0.001, as of March 31, 2002 was 24,754,939 shares.

CARRIER ACCESS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,675	$24,741
Marketable securities available for sale	9,552	11,873
Accounts receivable, net	13,052	17,808
Other receivables	362	1,704
Income tax receivable	6,670	8,468
Inventory, net	29,012	36,500
Deferred income taxes	9,273	3,958
Prepaid expenses and other	770	969

Total current assets	92,366	106,021
Property and equipment, net of accumulated depreciation and amortization	13,612	14,140
Goodwill and other intangibles, net of amortization	9,285	9,354
Deferred income taxes	3,273	3,361
Other assets	155	141

Total assets	$118,691	$133,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,640	$8,864
Accrued expenses and other liabilities	4,383	5,560

Total current liabilities	9,023	14,424
Stockholders’ equity:
Preferred stock $0.001 par value, 5,000 authorized and no shares issued or outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock $0.001 par value, 60,000 authorized and 24,755 shares issued and outstanding at March 31, 2002 and 24,740 shares issued and outstanding at December 31, 2001	30	30
Additional paid-in capital	85,769	85,968
Deferred compensation	(179)	(466)
Retained earnings	24,001	33,012
Accumulated other comprehensive income	47	49

Total stockholders’ equity	109,668	118,593

Commitments
Total liabilities and stockholders’ equity	$118,691	$133,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2002	2001

Net revenue	$16,446	$28,838
Cost of goods sold	11,232	13,779

Gross profit	5,214	15,059

Operating expenses:
Research and development (exclusive of stock based compensation expense of $79 and $131, respectively, for the quarter ending March 31, 2002 and 2001)	8,929	8,519
Sales and marketing (exclusive of stock based compensation expense of $5 and $37, respectively, for the quarter ending March 31, 2002 and 2001)	5,297	5,415
General and administrative (exclusive of stock based compensation expense of $2 and $14, respectively, for the quarter ending March 31, 2002 and 2001)	5,145	2,274
Goodwill and other intangible amortization	72	975
Amortization of deferred stock compensation	86	182

Total operating expenses	19,529	17,365

Loss from operations	(14,315)	(2,306)
Other income, net	241	581

Loss before income taxes	(14,074)	(1,725)
Income tax benefit	(5,063)	(873)

Net loss	$(9,011)	$(852)

Loss per share
Basic	$(0.36)	$(0.03)
Diluted	$(0.36)	$(0.03)
Weighted average common shares:
Basic	24,742	24,679
Diluted	24,742	24,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,011)	$(852)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	671	2,063
Provision for doubtful accounts	2,762	(282)
Provision for inventory obsolescence	1,797	350
Compensation expense related to stock options issued at less than fair value	86	182
Deferred income tax benefit	(5,227)	(874)
Changes in operating assets and liabilities:
Accounts receivable	1,994	6,448
Income taxes receivable	1,798	3,557
Inventory	5,691	153
Prepaid expenses and other	1,522	(163)
Accounts payable and accrued expenses	(5,403)	(9,303)

Net cash provided (used) by operating activities	(3,320)	1,279

Cash flows from investing activities:
Purchases of property and equipment	(68)	(1,946)
Purchases and sales of marketable securities, net	2,318	633

Net cash provided (used) by investing activities	2,250	(1,313)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	10

Net decrease in cash and cash equivalents	(1,066)	(24)
Cash and cash equivalents at beginning of period	24,741	32,812

Cash and cash equivalents at end of period	$23,675	$32,788

Supplemental cash flow disclosures:
Cash paid (received) for income taxes	$(1,632)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

     Business and Basis of Presentation

     We manufacture high-performance equipment for telecommunications carriers. Our products have delivered more than 2.5 million voice and data lines for customers, including many incumbent carriers and top wireless service providers. We focus on broadband access from the central office to the customer premises, voice and data service creation at end-user locations, and next-generation wireless infrastructure. Our products meet the industry’s highest reliability and interoperability standards, including Telcordia® IRKS/OSMINE, NEBS Level 3, and ISO 9001.

     Our Access Bank®, Wide Bank®, Access Navigator®, Adit™, Broadmore™, and Axxius™ products are connected to T1, digital subscriber line, digital radio, T3, and optical access networks to provide enhanced communications for businesses. Our NetworkValet™ product, an element management system, coordinates the provisioning, monitoring, and maintenance among the products and interfaces with other network management systems.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in our opinion, such condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

     The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2. Inventory

     The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2002	2001

	(unaudited)
Raw materials	$22,510	$22,416
Work-in-process	—	8
Finished goods	11,415	17,192

	33,925	39,616
Reserve for obsolescence	(4,913)	(3,116)

Total inventory, net	$29,012	$36,500

Note 3. Goodwill

     The company first recorded goodwill and other related intangibles and their related amortization in 2000 in connection with the acquisition of Millennia Systems, Inc. (“Millennia”) in August 2000 and the subsequent acquisition of certain product lines of Litton Network Access Systems, a division of Litton Systems, Inc. (“LNAS”) in October 2000. Goodwill and other related intangibles were amortized on a straight-line basis over the estimated useful lives ranging from three to five years. In July, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill and other related intangibles ceased upon adoption of the SFAS 142 on January 1, 2002. The Company has determined that it consists of one reporting unit. The Company’s initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The reconciliation of reported net loss and reported loss per share with adjusted net loss and adjusted loss per share representing the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Three months ended
	March 31,

	2002	2001

	(unaudited)	(unaudited)
Net loss	$(9,011)	$(852)
Add back goodwill and related intangibles amortization, net of tax	—	745

Adjusted net loss	$(9,011)	$(107)

Loss per share — basic and diluted	$(0.36)	$(0.03)
Add back goodwill amortization	—	0.03

Adjusted loss per share — basic and diluted	$(0.36)	$0.00

Note 4. Earnings per share

     Earnings per share (EPS) is presented in accordance with Statement of Financial Accounting Standards No. 128, (“SFAS 128”), “Earnings Per Share.” SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuances of common stock. Diluted income per share excludes the impact of common stock options for the three months ended March 31, 2002 and 2001, as the effect of the assumed exercise of the stock options is antidilutive.

Note 5. Commitments and contingencies

     On December 28, 2001, a contract manufacturer sued us in Alabama Circuit Court for $4.5 million for breach of contract. We intend to vigorously defend this lawsuit. We currently do not have enough information to make an estimate of any loss or range of loss at this time. As such, no provision for any liability that may result has been made in the consolidated financial statements.

Note 6. Recent accounting pronouncements

     In August 2001, FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Obligations Association with the Retirement of Long-Lived Assets.” SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

     In April 2002, FASB issued Statement of Financial Accounting Standard No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

     You should read the following discussion in conjunction with our consolidated financial statements. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including forward-looking statements regarding inventory levels, our anticipated product offerings, expectations regarding expenses over the next few quarters, customer revenue mix, gross margins and operating costs, and expected capital expenditures. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These forward-looking statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth below and in “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Results of Operations

     Summary

	Three Months Ended
(In thousands, except per share amounts)	March 31,

	2002	2001

	(unaudited)	(unaudited)
Net revenue	$16,446	$28,838
Gross profit	$5,214	$15,059
Loss from operations	$(14,315)	$(2,306)
Net loss	$(9,011)	$(852)
Diluted loss per share	$(0.36)	$(0.03)

     For the three months ended March 31, 2002, our loss from operations and net loss were $14.3 million and $9.0 million, respectively, compared to an operating loss and net loss of $2.3 million and $852,000, respectively, for the three months ended March 31, 2001. These losses were primarily caused by a decrease in the sale of existing products due to overall economic weakness and capital market constraints impacting telecommunication service providers, a higher percentage of operating expenses, an increase in allowance for doubtful accounts, an increase in reserves for slow moving inventory, and a lower gross margin. Operating expenses also increased as a percentage of net revenue due primarily to the decrease in net revenues. Gross margins decreased in part due to decreases in the selling price of some of our products, an increase in reserves for slow moving and excess inventory, and low production levels due to our decreased sales and high inventory position, which increased overhead expenses in the quarter ended March 31, 2002.

     After conducting a thorough business plan review, we implemented an expense reduction program in July 2001 to focus on the largest opportunities in incumbent local exchange carrier (“ILEC”), wireless, and global service provider markets. This process included reducing our work force by approximately 80 employees in July 2001, 26 employees in January 2002, and 75 employees in March 2002. Severance costs in the first quarter of 2002 totaled $534,000.

Net Revenue and Cost of Goods Sold

	Three Months Ended
	March 31,

(In thousands)	2002	2001

	(unaudited)	(unaudited)
Net revenue	$16,446	$28,838
Cost of goods sold	$11,232	$13,779

     Net revenue for the three months ended March 31, 2002 decreased to $16.4 million from $28.8 million reported for the three months ended March 31, 2001. The decrease was attributable to a decrease in the sale of existing products either through distribution channels or through direct sales due to capital expenditure reductions by competitive carrier customers, primarily Adelphia Communications, Inc. and Adelphia Business Solutions, Inc. (collectively “Adelphia”) and XO Communications, Inc. (“XO”) and the continued constraints on technology spending and reductions in prices for our products. Sales for the Wide Bank and Adit products accounted for the majority of revenue in the first quarter of 2002. The timing and quantities of orders for our products may continue to vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, and ordering patterns of distributors and direct customers. We believe that variances in orders will continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results and we anticipate that such fluctuations will occur in the future.

     During the three month period ended March 31, 2002, approximately half of the sales of our products were made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In the first quarter of 2002, Walker & Associates, Inc. (“Walker”) accounted for 18% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business, as happened in the quarter ended March 31, 2002. In addition to being dependent on a small number of distributors for a majority of our net revenue, our products are also sold to a limited number of service provider customers. In the three months ended March 31, 2002, two of these competitive carrier end-user customers accounted for more than 10% of our net revenue. XO and Adelphia accounted for 18% and 13%, respectively, of our net revenue for the three months ended March 31, 2002. A decrease in sales to any of these competitive carrier customers could have a significant adverse effect on our operating results, as happened in the quarter ended March 31, 2002. XO and Adelphia are currently restructuring their operations and are experiencing financial difficulty, and they may not be in a position in the future to continue their current purchase levels.

     Cost of goods sold for the three months ended March 31, 2002 decreased to $11.2 million from $13.8 million for the three months ended March 31, 2001. This decrease was primarily attributable to decreased product shipments and partially influenced by cost reductions in existing product platforms.

Gross Margin

Three Months Ended
March 31,

2002	2001

32%	52%

     Our gross margin for the three months ended March 31, 2002 decreased to 32% from 52% reported for the three months ended March 31, 2001. This decrease in gross margin was driven primarily by charges taken for slow moving and excess inventory, as well as by product mix. In addition, we had low production levels due to our decreased sales and high inventory position, which increased overhead expense, and we also decreased the selling price of some of our products. Our gross margins vary between products. The Wide Bank and Navigator products typically generate higher gross margins than the Adit and Access Bank products. The decrease in gross margin was partially offset by product cost reductions including reductions in the Adit cost structures.

     We believe that gross margins could continue to decrease if additional pricing reductions occur in our products at a greater rate than anticipated cost reductions or if production levels do not increase. New product introductions could also harm gross margins until production volumes increase. For example, the anticipated introduction of the Axxius product in the second and third quarters of 2002 may cause a reduction in gross margin until production levels stabilize. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide Bank products and Adit products have decreased substantially in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, introduction of new products by our competitors or us could reduce gross margins.

Research and Development Expenses

	Three Months Ended
	March 31,

(In thousands)	2002	2001

	(unaudited)	(unaudited)
Research and development expenses	$8,929	$8,519
As a percentage of net revenue	54%	30%

     For the three months ended March 31, 2002, research and development expenses were $8.9 million, an increase from $8.5 million reported for the three months ended March 31, 2001. This increase was primarily due to expenses for Telcordia certification for the Wide Bank product and was partially offset by reductions in the research and development workforce. We anticipate that research and development expenses will decrease by $2.5 million in the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002 as a result of our expense reduction program.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,

(In thousands)	2002	2001

	(unaudited)	(unaudited)
Sales and marketing expenses	$5,297	$5,415
General and administrative expenses	5,145	2,274
Goodwill and other intangible amortization	72	975
Amortization of deferred stock compensation	86	182

Total selling, general and administrative expenses	$10,600	$8,846
Total selling, general and administrative expenses as a percentage of net revenue	64%	31%

     Selling, general and administrative expenses were $10.6 million for the three months ended March 31, 2002, up from $8.8 million reported for the three months ended March 31, 2001. Sales and marketing expenses decreased to $5.3 million for the three months ended March 31, 2002, from $5.4 million for the three months ended March 31, 2001. As a result of cost control measures, including reductions in staff, that began in July of 2001, we anticipate that selling, general and administrative expenses will decrease over the next few quarters. These cost control measures resulted in a decrease in selling, general and administrative expenses excluding goodwill amortization and asset impairment charge from $9.1 million in the second quarter of 2001 to $7.7 million in the first quarter of 2002 (excluding the increases in our allowance for bad debt). General and administrative expenses, excluding goodwill amortization, increased to $5.1 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. The increase was due to an increase in our allowance for bad debt reserves of $2.8 million. We increased this reserve mainly for accounts receivable due from XO and Adelphia which may become uncollectible due to their current financial situations. Both of these customers have announced plans to financially restructure and Adelphia Business Solutions, Inc. has filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. In estimating the allowance for doubtful accounts, we considered the age of existing accounts and known trends and circumstances that we believe to impact our credit risk and subsequent cash collections.

Other Income, Net

     For the three months ended March 31, 2002, other income, net decreased to $241,000 from $581,000 for the three months ended March 31, 2001. The decrease is attributable to a decrease in interest income from decreased cash and marketable securities as well as a decrease in interest rates in the first quarter of 2002 compared to the first quarter of 2001. Cash and marketable securities totaled $33.2 million and $51.9 million for the quarters ending March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

	March 31,	December 31,
(In thousands)	2002	2001

	(unaudited)
Working capital	$83,343	$91,597
Cash, cash equivalents and marketable securities	$33,227	$36,614
Total assets	$118,691	$133,017

	Three Months Ended

	March 31,	December 31,
(In thousands)	2002	2001

	(unaudited)	(unaudited)
Net cash provided (used) by:
Operating activities	$(3,320)	$1,419
Investing activities	$2,250	$2,051
Financing activities	$4	$2

     Operating activities used net cash of approximately $3.3 million for the three months ended March 31, 2002, as compared to $1.4 million provided by operating activities for the three months ended December 31, 2001. The increase in cash used by operating activities was primarily due to our net loss incurred and decreases in accounts payable and was partially offset by reductions in our inventory and accounts receivable.

     Cash provided by investing activities for the three months ended March 31, 2002 was $2.3 million compared to $2.1 million for the three months ended December 31, 2001. For the three months ended March 31, 2002, we received a net $2.3 million in cash from sales of marketable securities compared to $2.4 million received for the three months ended December 31, 2001. Our capital expenditures for the three months ended March 31, 2002 were $68,000 for additional facilities and equipment to support our research, development, and manufacturing activities compared to $396,000 for the three months ended December 31, 2001. We believe our current facilities and equipment are sufficient to meet our current operating requirements. Capital expenditures during the remainder of 2002 are not expected to exceed 2001 levels.

     Net cash from financing activities provided $4,000 in cash for the three months ended March 31, 2002, which was due to cash received upon the exercise of stock options compared to $2,000 for the three months ended December 31, 2001.

     Our net inventory levels decreased approximately $7.5 million to $29.0 million at March 31, 2002 from $36.5 million at December 31, 2001. During the quarter ended March 31, 2002, we increased our inventory reserves for slow moving and obsolete equipment by $1.8 million due to revisions in our assumptions about future demand and market conditions. We anticipate that inventory levels will continue to decline due to decreased purchasing in the first quarter of 2002. We believe that our existing cash and investment balances are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. We are currently negotiating the renewal of our line of credit. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. We may consider using our capital to make strategic investments or to acquire or license technology or products. Should the need arise, we believe we would be able to borrow additional funds or otherwise raise additional capital. However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS 143, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

     In April 2002, the FASB issued SFAS 145 which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

RISK FACTORS

     Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe to be immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to other information contained in this Form 10-Q Report.

We Have a Limited Operating History.

     We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we were profitable on an annual basis prior to 2001, we had a loss from operations of $14.3 million in the first quarter of 2002 and an annual loss of $14.9 million in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

•	significant fluctuations in quarterly operating results;

•	the intensely competitive market for communications equipment;

•	the expenses and challenges encountered in expanding our sales, marketing and research and development infrastructure;

•	the risks related to our timely introduction of new packet-based products and product enhancements; and

•	the risks associated with general economic conditions, particularly as they may affect the communications industry.

     Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Growth Rates.

     Although our revenues grew from fiscal 1998 to 2000, these growth rates have not been sustainable, as is evidenced by our decrease in revenue in 2001 and the first quarter of 2002. Past results should not be used to predict future revenue or operating results. Additionally, we experienced operating losses in the fourth quarter of 2000, all four quarters of 2001, and the first quarter of 2002. We cannot guarantee that we will not have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

•	the size of the orders for our products, and the timing of such orders;

•	the commercial success of our products, and our ability to ship enough products to meet customer demand;

•	changes in the financial stability of our distributors, customers, or suppliers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	fluctuations in ordering due to increased direct sales to customers;

•	potential bad debt due to increased direct sales;

•	inability of our service provider customers to obtain third party financing;

•	seasonal fluctuations in the placement of orders;

•	potential obsolescence of existing inventory;

•	changes in the capital budgets of our service provider customers;

•	changes in our distribution channels;

•	potential delays or deferrals in our product implementation at customer sites;

•	fluctuations in orders due to the amount of distributor inventory;

•	technical problems in customizing or integrating our products with end-users’ systems, and potential product failures or errors;

•	certain government regulations; and

•	general economic conditions as well as those specific to the communications industry.

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

We Depend on Emerging Service Providers for Substantially All of Our Business.

     Our customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, Internet service providers (“ISPs”), independent operating carriers (“IOCs”), and wireless service providers. The market for the services provided by the majority of these service providers has only begun to emerge since the passage of the Telecommunications Act of 1996 (the “1996 Act”), and many new and existing service providers are continuing to build their networks and infrastructure and to roll out their services in new geographical areas. These new service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential emerging service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, these service providers’ capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

     In addition, many of the industries in which the service providers operate have recently experienced financial restructuring, consolidation, or bankruptcy. In particular, many telecommunication service providers have recently acquired, been acquired, or merged with ISPs or other service providers. The loss of one or more of our service provider customers, such as occurred in 2000 and 2001, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

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

     We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the Federal Communications Commission (“FCC”) for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act and we cannot assure you that Congress will not propose changes to the Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Furthermore, we may decide to modify our products to meet anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

Our Markets are Highly Competitive and Have Many Established Competitors.

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include Adtran, Inc. (“Adtran”), Advanced Fibre Communications, Inc. (“AFC”), Alcatel Alsthom Compagnie Generale d’Electricite (“Alcatel”), Asurent Wireless, Inc., Cisco Systems, Inc. (“Cisco”), General DataCom Industries, Inc., Kentrox, LLC, (“Kentrox”), Lucent Technologies, Inc., NEC USA, Inc. (“NEC”), Nortel, Paradyne Corporation, Polycom, Telect, Inc., Tellabs, Inc., VINA Technologies, Zhone Technologies (“Zhone”) and other small independent systems integrators and small private companies. Most of these companies offer products competitive with one or more of our product lines. These equipment suppliers either have products or are making an entry into this area. We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

We Are Substantially Dependent on Our Distribution Channels.

     To date, approximately half of the sales of our products have been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end-users’ sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

•	In the quarter ended March 31, 2002, Walker accounted for 18% of net revenue.

•	In 2001, Walker accounted for 23% of net revenue.

•	In 2000, Walker and ADC Telecommunications, Inc. (“ADC”) accounted for 17% and 16% of net revenue, respectively.

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

     We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our distributors. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year, certain distributors are allowed to exercise stock rotation rights up to a maximum of 15% of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and must have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns.

     We are generally required to give our distributors a 60-day notice of price increases. Orders entered by distributors within the 60-day period are filled at the lower product price. In the event of a price decrease, we are sometimes required to credit distributors the difference in price for any stock they have in their inventory. In addition, we grant certain of our distributors “most favored customer” terms, pursuant to which we have agreed to not knowingly grant another distributor the right to resell our products on terms more favorable than those granted to the existing distributor, without offering the more favorable terms to the existing distributor. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on distributor inventories, our business, financial condition, or results of operations.

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

We are Substantially Dependent on Our Direct Sales to End-User Customers.

     Currently, a significant portion of our product revenue is through direct sales. Therefore, our continued success depends on building and maintaining good relations with our direct customers. For the three months ended March 31, 2002, XO and Adelphia accounted for 18% and 13%, respectively, of net revenue.

     We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers, such as XO and Adelphia, have limited financial and other resources that could impair their ability to pay us. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition, or results of operations. In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

     Any reduction in planned purchases by direct customers could harm our business. XO and Adelphia, for example, are currently restructuring their operations and experiencing financial difficulty, and they may not be in a position in the future to continue their current purchase levels. In addition, we grant certain of our direct customers “most favored customer” terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions or a better price than those provided to the existing direct customer, without offering the more favorable terms, conditions or prices to the existing direct customer. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, harm our business.

     Our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order without penalty. Any such termination, change, reduction, or delay in orders would harm our business.

Economic Conditions Could Continue to Harm our Business.

     We have become increasingly subject to adverse changes in economic conditions, which could result in reductions in capital expenditures by the end-user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In particular, the communications industry has been experiencing a significant downturn. These factors materially impacted our business most severely in the fourth quarter of 2000, all of 2001, and continue to have an impact in 2002. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last year, some service providers that were among our principal customers experienced capital budget constraints resulting from their financial troubles. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

Our Growth is Dependent Upon Successfully Maintaining and Expanding Our Distribution Channels and Direct Sales.

     Our future net revenue growth will depend in large part on the following factors:

•	our success in maintaining our current distributor and direct sales relationships;

•	diversifying our distribution channels by selling to new distributors and to new direct customers;

•	improvement in general economic conditions and available funding for service providers; and

•	increasing our sales into market segments that are financially stronger than our current market segments.

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

Our Operating Results Are Substantially Dependent on Sole and Single Source Suppliers.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately 113 key components from vendors for which there are currently no substitutes, and we purchase approximately 185 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis, and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such supplier would become available to us or that any such supplier would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

     In addition, manufacturing certain of these single or sole source components is extremely complex, and our reliance on the suppliers of these components, especially for newly designed components, exposes us to potential production difficulties and quality variations that the suppliers experience, which may negatively impact cost and timely delivery of our products. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on our business, financial condition, or results of operations.

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

Our Growth is Dependent on Our Introduction of New Products and Enhancements to Existing Products, Failure to Bring New Products to Market, and Any Delay in Customers’ Transition to Our New Products Could Adversely Affect Our Business.

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

We Face Risks Associated with Acquisitions.

     In 2000, we acquired Millennia and LNAS. We may acquire or make similar such investments in complementary companies, products, or technologies in the future. If we buy a company, we could have difficulty integrating that company’s personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership.

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

Our Products May Suffer From Defects or Errors That May Subject Us to Product Returns and Product Liability Claims.

     Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur after commencement of commercial shipments, the following may happen:

•	delay in or loss of market acceptance and sales;

•	product returns;

•	diversion of development resources resulting in new product development delay;

•	injury to our reputation; or

•	increased service and warranty costs.

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

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating Results.

     The sale of our broadband digital access products averages approximately four to twelve months in the case of competitive carriers, but can take significantly longer in the case of ILECs and other end-users. This process is often subject to delays over which we have little or no control, including (1) a distributor’s or a service provider’s budgetary constraints, (2) distributor or service provider internal acceptance reviews, (3) the success and continued internal support of a service provider’s own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or service providers. In addition, as service providers have matured and grown larger, their purchase process may have become more institutionalized, and thus it may become increasingly difficult, and may require more of our time and effort, to gain the initial acceptance and final adoption of our products by these end-users. Although we attempt to develop our products with the goal of facilitating the time to market of our service provider’s products, the timing of the commercialization of new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider’s own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities, and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

     We require substantial working capital to fund our business. As of March 31, 2002, we had approximately $33.2 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. Our capital requirements depend on several factors, however, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

Continued Expansion of the Market for Communications Services is Necessary for Our Future Growth.

     Our success also depends on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure you that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last six quarters, adverse economic conditions had a negative impact on the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected, which would subsequently have an adverse effect on our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect Us.

     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2002, we have been issued a total of nine U.S. patents and had eight U.S. patents pending. We have twelve U.S. trademark applications pending, ten international trademark applications pending, and have five trademarks registered, one of which is registered internationally. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the United States. We cannot assure you that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our business.

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

We are Controlled by a Small Number of Stockholders.

     The members of our Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 53% of our outstanding shares of common stock. In particular, Mr. Roger L. Koenig and Ms. Nancy Pierce, each a Director and our President and Chief Executive Officer, and Secretary and Corporate Development Officer respectively, are married and together beneficially own approximately 52% of our outstanding shares of common stock. Accordingly, these two stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 2002, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 31, 2002, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

CARRIER ACCESS CORPORATION (Registrant)

May 14, 2002	By:	/s/ Timothy R. Anderson Timothy R. Anderson Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)