Form 10-Q
period 2002-06-30
CARRIER ACCESS CORP
filed 2002-08-14
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

         (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

         The number of shares outstanding of the issuer’s common stock, par value $0.001, as of June 30, 2002 was 24,767,216 shares.

CARRIER ACCESS CORPORATION

			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Condensed Consolidated Balance Sheets – June 30, 2002 (unaudited) and December 31, 2001

		Condensed Consolidated Statements of Operations (unaudited) – Three and Six Months Ended June 30, 2002 and 2001

		Condensed Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2002 and 2001

		Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

		Risk Factors	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 2.	Changes in Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits and Reports on Form 8-K	24

		Signature	25

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2002	2001
	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$17,809	$24,741

Marketable securities available for sale	13,022	11,873

Accounts receivable, net	10,058	17,808

Other receivables	927	1,704

Income tax receivable	11,663	8,468

Inventory, net	26,039	36,500

Deferred income taxes	—	3,958

Prepaid expenses and other	712	969

Total current assets	80,230	106,021

Property and equipment, net of accumulated depreciation and amortization	12,827	14,140

Goodwill and other intangibles, net of amortization	9,214	9,354

Deferred income taxes	—	3,361

Other assets	154	141

Total assets	$102,425	$133,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,943	$8,864

Accrued expenses and other liabilities	6,540	5,560

Total current liabilities	13,483	14,424

Stockholders’ equity:

Preferred stock $0.001 par value, 5,000 authorized and no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—

Common stock $0.001 par value, 60,000 authorized and 24,767 shares issued and outstanding at June 30, 2002 and 24,740 shares issued and outstanding at December 31, 2001	31	30

Additional paid-in capital	85,787	85,968

Deferred compensation	(135)	(466)

Retained earnings	3,231	33,012

Accumulated other comprehensive income	28	49

Total stockholders’ equity	88,942	118,593

Total liabilities and stockholders’ equity	$102,425	$133,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenue	$11,806	$29,434	$28,252	$58,272

Cost of goods sold	8,277	14,353	19,509	28,133

Gross profit	3,529	15,081	8,743	30,139

Operating expenses:

Research and development (exclusive of stock based compensation expense of $43 and $64, respectively, for the quarter ending June 30, 2002 and 2001 and $122 and $195, respectively for the six months ended June 30, 2002 and 2001)	5,735	9,220	14,664	17,691

Sales and marketing (exclusive of stock based compensation expense of $0 and $8, respectively, for the quarter ending June 30, 2002 and 2001 and $5 and $45, respectively for the six months ended June 30, 2002 and 2001)	4,727	6,370	10,023	11,833

General and administrative (exclusive of stock based compensation expense of $0 and $2, respectively, for the quarter ending June 30, 2002 and 2001 and $2 and $16, respectively for the six months ended June 30, 2002 and 2001)	6,723	2,747	11,868	5,022

Goodwill and other intangible amortization	72	919	144	1,893

Amortization of deferred stock compensation	43	74	129	256

Total operating expenses	17,300	19,330	36,828	36,695

Loss from operations	(13,771)	(4,249)	(28,085)	(6,556)

Other income, net	223	475	464	1,057

Loss before income taxes	(13,548)	(3,774)	(27,621)	(5,499)

Income tax expense (benefit)	7,221	(1,700)	2,158	(2,573)

Net loss	$(20,769)	$(2,074)	$(29,779)	$(2,926)

Loss per share:

Basic	$(0.84)	$(0.08)	$(1.20)	$(0.12)

Diluted	$(0.84)	$(0.08)	$(1.20)	$(0.12)

Weighted average common shares:

Basic	24,755	24,891	24,749	24,862

Diluted	24,755	24,891	24,749	24,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(29,779)	$(2,926)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization expense	1,997	4,108

Provision for doubtful accounts	5,401	(202)

Provision for inventory obsolescence	2,970	817

Compensation expense related to stock options issued at less than fair value	129	256

Deferred income tax expense (benefit)	7,318	(3,490)

Changes in operating assets and liabilities:

Accounts receivable	3,123	1,721

Notes receivable	(775)

Income taxes receivable (payable)	(3,195)	3,443

Inventory	7,491	(10,342)

Prepaid expenses and other	1,013	(92)

Accounts payable and accrued expenses	(940)	1,043

Income taxes payable	—	944

Net cash used by operating activities	(5,247)	(4,720)

Cash flows from investing activities:

Purchases of property and equipment	(534)	(3,691)

Purchases of marketable securities, gross	(8,019)	(1,956)

Sales of marketable securities	6,847	2,624

Net cash provided (used) by investing activities	(1,706)	(3,023)

Cash flows from financing activities:

Proceeds from exercise of stock options	21	41

Net decrease in cash and cash equivalents	(6,932)	(7,702)

Cash and cash equivalents at beginning of period	24,741	32,812

Cash and cash equivalents at end of period	$17,809	$25,110

Supplemental cash flow disclosures:

Cash received (paid) for income taxes	$1,973	$—

Accounts receivable in exchange for notes receivables	$775	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Basis of Presentation

         We manufacture equipment for telecommunications carriers. Our products have delivered more than 2.5 million voice and data lines for customers, including many incumbent carriers and top wireless service providers. We focus on broadband access from the central office to the customer premises, voice and data service creation at end-user locations, and next-generation wireless infrastructure.

         Our Access Bank®, Wide Bank®, Access Navigator®, Adit™, Broadmore™, and Axxius™ products are connected to T1, digital subscriber line, digital radio, T3, and optical access networks to provide enhanced communications services for businesses. Our NetworkValet™ product, an element management system, coordinates the provisioning, monitoring, and maintenance among the products and interfaces with other network management systems.

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

Note 2. Inventory

         The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2002	2001
	(unaudited)
Raw materials	$21,920	$22,416

Work-in-process	—	8

Finished goods	10,205	17,192

	32,125	39,616

Reserve for obsolescence	(6,086)	(3,116)

Total inventory, net	$26,039	$36,500

Note 3. Goodwill

         We first recorded goodwill and other related intangibles and their related amortization in connection with the acquisition of Millennia Systems, Inc. (“Millennia”) in August 2000 and the subsequent acquisition of certain product lines of Litton Network Access Systems, a division of Litton Systems, Inc. (“LNAS”), in October 2000. Goodwill and other related intangibles were amortized on a straight-line basis over the estimated useful lives ranging from three to five years. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill and other related intangibles ceased upon adoption of the SFAS 142 on January 1, 2002. We have determined that we have one reporting unit. Our initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The reconciliation of reported net loss and reported loss per share with adjusted net loss and adjusted loss per share representing the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(20,769)	$(2,074)	$(29,779)	$(2,926)

Add back amortization on goodwill	—	782	—	1,607

Adjusted net loss	$(20,769)	$(1,292)	$(29,779)	$(1,319)

Loss per share – basic and diluted	$(0.84)	$(0.08)	$(1.20)	$(0.12)

Add back goodwill amortization	—	0.03	—	0.07

Adjusted loss per share – basic and diluted	$(0.84)	$(0.05)	$(1.20)	$(0.05)

Note 4. Income taxes

         We account for our deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax asset is recognized for differences that will result in tax deductions in future years and for tax credit carry forwards. For example, a temporary difference is created when an estimated amount is recorded as an expense for a financial reporting purpose that is not deductible in the current year for income tax purposes (e.g. warranty reserves, sales return reserves, inventory reserves, etc.). A deferred tax asset is recognized in the current year for the reduction in taxes payable in future years when the expenses are actually incurred. A valuation allowance is required if it is more likely than not that the deferred tax asset will be realizable in the near future. We have analyzed the sources and expected reversal periods of our deferred tax assets and have established a valuation allowance for temporary deferred tax assets as of June 30, 2002 of $12.8 million. At June 30, 2002 we had a research and experimentation credit carry forward of approximately $3.6 million which will expire in the year 2022 if not utilized. In addition, we incurred approximately $28.1 million of net operating losses for the period ending June 30, 2002 and it is anticipated that the federal net operating loss will be generated in 2002 and be carried back to obtain a refund on prior taxes paid.

Note 5. Earnings per share

         Earnings per share (EPS) is presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share.” SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common shares potentially issuable and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuances of common stock. Diluted income per share excludes the impact of common stock options for the three and six months ended June 30, 2002 and 2001, as the effect of any exercise of stock options would be antidilutive.

Note 6. Commitments and contingencies

         On December 28, 2001, SCI, Inc., one of our manufacturers, filed a breach of contract claim for $4.5 million against us in Alabama Circuit Court based on an inventory-purchasing dispute. We have been in recent discussions to settle this claim for approximately $2.5 million in return for a major portion of the disputed inventory. We estimate that this inventory purchase would have a value, net of allowances, of $700,000 and we have reserved $2.0 million for resolution of this dispute. As of August 31, 2002, we believe that these settlement discussions will not result favorably, and we intend to vigorously defend this lawsuit.

Note 7. Recent accounting pronouncements

         In August 2001, FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

         In April 2002, FASB issued Statement of Financial Accounting Standard No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

         You should read the following discussion in conjunction with our consolidated financial statements. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including forward-looking statements regarding inventory levels, sales of our Axxius product, expectations regarding expenses over the next few quarters, reliance upon certain customers, customer revenue mix, product mix, level of product orders, gross margins and operating costs, and expected capital expenditures. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These forward-looking statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth below and in “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

RESULTS OF OPERATIONS

         Summary

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$11,806	$29,434	$28,252	$58,272

Gross profit	$3,529	$15,081	$8,743	$30,139

Loss from operations	$(13,771)	$(4,249)	$(28,085)	$(6,556)

Net loss	$(20,769)	$(2,074)	$(29,779)	$(2,926)

Diluted loss per share	$(0.84)	$(0.08)	$(1.20)	$(0.12)

         For the three months ended June 30, 2002, our loss from operations and net loss were $13.8 million and $20.8 respectively, compared to an operating loss and net loss of $4.2 million and $2.1 million, respectively, for the three months ended June 30, 2001. For the six months ended June 30, 2002, our loss from operations and net loss were $28.1 million and $29.8 million, respectively, compared to an operating loss and net loss of $6.6 million and $2.9 million, respectively, for the six months ended June 30, 2001. These losses were primarily caused by a decrease in the sale of existing products due to overall economic weakness and capital market constraints impacting telecommunication service providers, a higher percentage of operating expenses, an increase in allowance for doubtful accounts, an increase in reserves for slow moving inventory, and a lower gross margin. Operating expenses also increased due to a reserve taken related to a proposed settlement for an inventory-purchasing dispute. Gross margins decreased in part due to decreases in the selling price of some of our products, an increase in reserves for slow moving and excess inventory, and low production levels due to our decreased sales and elevated inventory position, which increased overhead expenses in the quarter ended June 30, 2002. Our net loss also increased in the second quarter because of a non-cash charge of approximately $12.8 million as a provision for income taxes due to a valuation allowance related to our net operating loss carry forwards.

         Following a thorough business plan review, we implemented an expense reduction program in July 2001 to focus on the largest opportunities in incumbent local exchange carrier (“ILEC”), wireless, and cable multi-service operator (“MSO”) markets. This process included reducing our work force by approximately 80 employees in July 2001, 26 employees in January 2002, and 75 employees in March 2002. We continue to monitor expenses through our business plan review process and, as a result of our lower revenue in the June 2002 quarter combined with the continued reductions in spending within the telecommunications industry, we further reduced our work force in July 2002 by approximately 60 positions.

Net Revenue and Cost of Goods Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$11,806	$29,434	$28,252	$58,272

Cost of goods sold	$8,277	$14,353	$19,509	$28,133

         Net revenue for the three months ended June 30, 2002 decreased to $11.8 million from $29.4 million reported for the three months ended June 30, 2001. Net revenue for the six months ended June 30, 2002 decreased to $28.3 million from $58.3 million reported for the six months ended June 30, 2001. These decreases were attributable to (1) decreases in the sale of existing products through distribution channels, and through direct sales due to capital expenditure reductions by competitive carrier customers, primarily Adelphia Communications, Inc. and Adelphia Business Solutions, Inc. (collectively “Adelphia”) and XO Communications, Inc. (“XO”), and the continued constraints on technology spending and (2) reductions in prices for our products. We believe that our customer base is changing. In the past we relied upon two to five customers in the competitive local exchange carrier (“CLEC”) market for approximately half of our revenue. Currently, however, we rely upon a broader base of end-users in several markets for our revenue. We anticipate that in the future we may again rely upon a small number of end-users primarily in the ILEC and wireless market for the majority of our revenue. Sales for the Wide Bank and Adit products accounted for the majority of revenue in the second quarter of 2002. In order to execute our plan to increase sales substantially into the wireless market in the second half of 2002, the major wireless carriers must accept and deploy our products. A delay in acceptance of our wireless products could have a material adverse effect on our operating results. See “Risk Factors – We Must Maintain and Expand Our Sales into Wireless, ILEC and Cable MSO Markets” and “–Our Growth Is Dependent on Our Introduction of New Products and Enhancements to Existing Products and Failure to Bring New Products to Markets and Any Delay in Customers’ Transition to Our New Products Could Adversely Affect Our Business.” The timing and quantities of orders for our products may continue to vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, and ordering patterns of distributors and direct customers. We believe that variances in orders will continue in the future, especially if the percentage of direct sales to large service provider customers increases.

         During the six month period ended June 30, 2002, approximately half of the sales of our products were made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In the six months ended June 30, 2002, Walker & Associates, Inc. (“Walker”) and Graybar Electric Company, Inc. (“Graybar”), two of our distributors, each accounted for over 10% of net revenue. We expect that we will continue to sell our products through a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business, as happened in the quarter ended June 30, 2002 when Walker’s sales decreased to below 10% of net revenue for the quarter. In addition to being dependent on a small number of distributors for approximately half of our net revenue, our products are also sold to a limited number of service provider customers. In the six months ended June 30, 2002, two of these competitive carrier end-user customers, XO and Verizon Communications, Inc. (“Verizon”), each accounted for over 10% of our net revenue. In addition, XO is currently restructuring its operations and finances, and may not be in a position in the future to continue its current purchase levels. A decrease in sales to any of these carrier customers could have a significant adverse effect on our operating results, as happened in the quarter ended June 30, 2002 when sales to Adelphia, a 10% customer in our prior quarter, decreased to below 10% of net revenue for the quarter.

         Cost of goods sold for the three months ended June 30, 2002 decreased to $8.3 million compared to $14.4 million for the three months ended June 30, 2001. Costs of goods sold for the six months ended June 30, 2002 decreased to $19.5 million compared to $28.1 million for the six months ended June 30, 2001. This decrease was primarily attributable to decreased product shipments and partially influenced by cost reductions in existing product platforms. The decrease was partially offset by increases in inventory reserves for slow moving and excess inventory as well as overhead expenses allocated over fewer product units due to low production levels.

Gross Margin

Three Months Ended		Six Months Ended
June 30,		June 30,

2002	2001	2002	2001

30%	51%	31%	52%

         Our gross margin for the three months ended June 30, 2002 decreased to 30% from 51% reported for the three months ended June 30, 2001. Our gross margin for the six months ended June 30, 2002 decreased to 31% from 52% reported for the six months ended June 30, 2002. This decrease in gross margin was driven primarily by charges taken for slow moving and excess inventory, as well as by changes in production levels. We increased our inventory allowances by $837,000 in the quarter ended March 31, 2002 and by $1.1 million for the quarter ended June 30, 2002. In estimating the reserve for slow moving and excess inventory, we considered the forecast by product for the next twelve months and other known trends and circumstances relating to our inventory. The low production levels resulted in period expenses taken for overhead of $937,000 in the quarter ended March 31, 2002 and $648,000 in the quarter ended June 30, 2002. In addition, we had low production levels due to our decreased sales and high inventory position, which increased overhead expense not capitalizable to inventory. We also decreased the selling price of some of our products. In addition, our gross margins vary among products. The Wide Bank and Navigator products historically have generated higher gross margins than the Adit and Access Bank products, and we sold a greater number of Adit and Access Bank products in the quarter ended June 30, 2002. The decrease in gross margins was partially offset by product cost reductions including reductions in the Adit cost structures.

         We believe that gross margins could continue to decrease if additional pricing reductions occur in our products at a greater rate than anticipated cost reductions, if inventory reserves increase, or if production levels do not increase. New product introductions could also harm gross margins until production volumes increase. For example, sales of the Axxius product in the second and third quarters of 2002 may cause a reduction in gross margins until production levels stabilize. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide Bank products and Adit products have decreased in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among products and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, introduction of new products by competitors or us could reduce gross margins.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development expenses	$5,735	$9,220	$14,664	$17,691

As a percentage of net revenue	49%	31%	52%	30%

         For the three months ended June 30, 2002, research and development expenses were $5.7 million, a decrease from $9.2 million reported for the three months ended June 30, 2001. For the six months ended June 30, 2002, research and development expenses were $14.7 million, a decrease from $17.7 million reported for the six months ended June 30, 2001. These decreases were primarily due to reductions in the research and development workforce and related lower volume trial products and regulatory expenses associated with these decreases. We anticipate that research and development expenses will decrease in the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002 as a result of our reduction in research and development positions and related expenses.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended

	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales and marketing expenses	$4,727	$6,370	$10,023	$11,833

General and administrative expenses	6,723	2,747	11,868	5,022

Goodwill and other intangible amortization	72	919	144	1,893

Amortization of deferred stock compensation	43	74	129	256

Total selling, general and administrative expenses	$11,565	$10,110	$22,164	$19,004

Total selling, general and administrative expenses as a percentage of net revenue	98%	34%	78%	33%

         Selling, general and administrative expenses were $11.6 million for the three months ended June 30, 2002, up from $10.1 million reported for the three months ended June 30, 2001. Selling, general and administrative expenses were $22.2 million for the six months ended June 30, 2001, up from $19.0 million reported for the six months ended June 30, 2001. Sales and marketing expenses decreased to $4.7 million for the three months ended June 30, 2002, from $6.4 million for the three months ended June 30, 2001. Sales and marketing expenses decreased to $10.0 million for the six months ended June 30, 2002, down from $11.8 million for the six months ended June 30, 2001. The decrease in marketing expenses was a result of a reduction in staff and reduced trade show expenses. The decrease in sales expenses was a result of a reduction in staff and decreases in commission expense due to lower revenues. General and administrative expenses, excluding goodwill amortization, increased to $6.7 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses, excluding goodwill amortization, increased to $11.9 million compared to $5.0 million for the six months ended June 30, 2001. The increase was primarily due to an increase in our allowance for doubtful accounts of $5.4 million and a reserve of $2.0 million related to the proposed settlement of an inventory-purchasing dispute. We increased our accounts receivable reserve mainly for receivables due from two of our large CLEC customers, XO and Adelphia, which may become uncollectible due to their current financial situations. Both of these customers have announced plans to financially restructure and have filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. We also increased our accounts receivable reserve for one of our distributors due to an increased risk in its customer base and the aging of its accounts receivable. In estimating the allowance for doubtful accounts, we considered the age of existing accounts and known trends and circumstances that we believe impact our credit risk and subsequent cash collections. As a result of cost control measures, including reductions in staff that began in July of 2001, we anticipate that selling, general and administrative expenses will decrease over the next few quarters. Excluding goodwill amortization, an asset impairment charge from the first quarter of 2002, increases in allowance for bad debt, and an expense related to the proposed settlement of an inventory-purchasing dispute, these cost control measures resulted in a decrease in selling, general and administrative expenses from $9.1 million in the second quarter of 2001 to $6.7 million in the first quarter of 2002.

Other Income, Net

         For the three months ended June 30, 2002, other income, net decreased to $223,000 from $475,000 for the three months ended June 30, 2001. Other income, net decreased to $464,000 for the six months ended June 30, 2002 compared to $1.1 million for the same period in 2001. Both decreases are attributable to a decrease in interest income from decreased cash and marketable securities as well as a decrease in interest rates in the first quarter of 2002 compared to the first quarter of 2001. Cash and marketable securities totaled $30.8 million and $44.2 million for the quarters ending June 30, 2002 and 2001, respectively.

Provision for Income Taxes

         For the three months ended June 30, 2002, we incurred a non-cash charge of $12.8 million as a deferred tax provision to provide for a valuation allowance related to our deferred tax assets, which primarily consist of reserves for bad debts, inventory obsolescence and research and development credits. This valuation allowance was established due to the uncertainty regarding the recognition of such assets. We will continue to monitor the realizability of our deferred tax assets each quarter and make adjustments as necessary.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In thousands)	2002	2001

	(unaudited)
Working capital	$66,747	$91,597

Cash, cash equivalents and marketable securities	$30,831	$36,614

Total assets	$102,425	$133,017

	Six Months Ended

(In thousands)	June 30,	June 30,
	2002	2001

	(unaudited)	(unaudited)

Net cash provided (used) by:

Operating activities	$(5,247)	$(4,720)

Investing activities	$(1,706)	$(3,023)

Financing activities	$21	$41

         At June 30, 2002, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $30.8 million. At June 30, 2002, our working capital was approximately $66.7 million. We have no significant capital spending or purchase commitments other than facilities leases.

         Operating activities used net cash of approximately $5.2 million for the six months ended June 30, 2002, compared to $4.7 million used by operating activities for the six months ended June 30, 2001. The increase in cash used by operating activities was primarily due to our net loss incurred and decreases in accounts payable and was partially offset by reductions in our inventory and accounts receivable.

         Cash used by investing activities for the six months ended June 30, 2002 was $1.7 million compared to $3.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, we had net purchases of $1.2 million of marketable securities compared to net sales of $668,000 for the six months ended June 30, 2001. Our capital expenditures for the six months ended June 30, 2002 were $534,000 for equipment to support research, development, and manufacturing activities compared to $3.7 for the six months ended June 30, 2001. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures during the remainder of 2002 are not expected to exceed 2001 levels.

         Net cash from financing activities provided $21,000 in cash for the six months ended June 30, 2002, which was due to cash received upon the exercise of stock options, compared to $41,000 for the six months ended June 30, 2001.

         Our net inventory levels decreased approximately $11.0 million to $26.0 million at June 30, 2002 from $37.0 million at December 31, 2001. During the quarter ended June 30, 2002, we increased our inventory reserves for slow moving and obsolete equipment by $1.1 million due to revisions in our assumptions about future demand and market conditions. We anticipate that inventory levels will continue to decline due to decreased purchasing for the remainder of 2002. We believe that our existing cash and investment balances are adequate to fund our projected working capital and capital expenditure requirements for a period greater than 12 months. We are currently negotiating the renewal of our line of credit. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. We may consider using our capital to make strategic investments or to acquire or license technology or products. However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms.

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

         In April 2002, the FASB issued SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

RISK FACTORS

         Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently believe to be immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to other information contained in this Form 10-Q Report.

We Have a Limited Operating History.

         We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we were profitable on an annual basis, with the exception of 1996, prior to 2001, we had a net loss of $29.8 million in the six months ended June 30, 2002 and an annual loss of $14.9 million in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

•	significant fluctuations in quarterly operating results;

•	the intensely competitive market for communications equipment;

•	the expenses and challenges encountered in developing and maintaining our sales, marketing and research and development infrastructure;

•	the risks related to our timely introduction of new products and product enhancements; and

•	the risks associated with general economic conditions, particularly as they may affect the communications industry.

         Due to our limited operating history and experience with respect to these issues, we may not successfully implement any of our strategies or successfully address these risks and uncertainties.

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Historical Growth Rates.

         Although our revenues grew from fiscal 1998 to 2000, these growth rates have not been sustainable, as is evidenced by our decrease in revenue in 2001 and the first half of 2002. Past results should not be used to predict future revenue or operating results. Additionally, we have experienced operating losses since the fourth quarter of 2000. We may have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

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

Expansion of the Market for Communications Services is Necessary for Our Future Growth.

         Our success also depends on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate, if any. We cannot assure you that this market will grow or that it will not contract. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market contracts, fails to grow, or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last six quarters, adverse economic conditions had a negative impact on the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected, which would subsequently have an adverse effect on our business

         In particular, during fiscal year 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the CLEC market, which is currently going through a period of financial restructuring and consolidation, and a significant reduction in capital spending by established service providers. This trend has continued during the first half of 2002 and is expected to continue at least throughout calendar 2002. As a result, our sales and results of operations have been adversely affected. If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if the volume of our sales and products mix does not improve, our gross margin percentage may not improve as much as we expect, resulting in lower than expected results of operations. The significant slowdown in capital spending in our target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

Our Future Growth is Dependent on Maintaining and Expanding our Sales into Wireless, ILEC and Cable MSO Markets.

         Most of our existing sales come from the CLEC, ILEC, wireless, cable MSO and federal government markets. We cannot assure you that we will be able to maintain or increase our sales levels in all of these markets. In the past two years, adverse economic conditions have had a negative impact on all markets for communication services, particularly the CLEC sector which is going through a period of financial restructuring and consolidation. If this current economic slow down continues or worsens some markets for communications services may be more negatively affected. This could have an adverse effect on our business.

         Our historical customers have consisted primarily of CLEC customers, such as XO and Adelphia, which have recently announced plans to financially restructure and have both filed for bankruptcy protection. As a result of the financial difficulties surrounding the CLEC market, we have attempted to decrease our dependence on the CLECs. We developed a plan to focus our sales, marketing and product development efforts to focus on the ILEC, wireless, cable MSO and federal government markets. We cannot assure you that our efforts in this area will continue to win customers in these markets or that our efforts are timely or correctly focused.

Our Growth is Dependent on Our Introduction of New Products and Enhancements to Existing Products and Failure to Bring New Products to Market, and Any Delay in Customers’ Transition to Our New Products Could Adversely Affect Our Business.

         Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end-user requirements and emerging industry standards. However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest significantly in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

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

         We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for the Wide Bank products and Adit products have decreased in the past two years. These decreases were due to general economic conditions and the introduction of competitive products. To offset declining selling prices, we believe that we must successfully reduce the costs of production of our existing products and introduce and sell new products and product enhancements on a timely basis at a low cost or sell products and product enhancements that incorporate features that enable them to be sold at higher average selling prices. We may not be able to achieve the desired cost savings. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross margins will decline, and such decline would harm our business.

We Depend on Emerging Service Providers for Substantially All of Our Business.

         Our historical customer base has consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, Internet service providers (“ISPs”), independent operating carriers, and wireless service providers. The market for the services provided by the majority of these service providers began to emerge with the passage of the Telecommunications Act of 1996 (the “1996 Act”). These new service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of these emerging service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential emerging service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, these service providers’ capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

         In addition, many of the industries in which the service providers operate have recently experienced financial restructuring, consolidation, or bankruptcy. In particular, many telecommunication service providers have recently acquired, been acquired, or merged with ISPs or other service providers. The loss of one or more of our service provider customers, such as occurred in 2000, 2001, and the first half of 2002, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

Our Customers are Subject to Heavy Government Regulation in the Telecommunications Industry, and Regulatory Uncertainty May Have a Material Adverse Effect on Our Business.

         CLECs are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by ILECs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

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

Our Markets are Highly Competitive and Have Many Established Competitors.

         The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include ADC, Adtran, Inc., Advanced Fibre Communications, Inc., Alcatel Alsthom Compagnie Generale d’Electricite, Cisco Systems, Inc., Kentrox, LLC, Lucent Technologies, Inc., NEC USA, Inc., Nortel Networks, Inc., Paradyne Corporation, Polycom, Siemens Aktiengesellschaft, Telect, Inc., Tellabs, Inc., Telco Systems, A BATM Company, VINA Technologies, Inc., Zhone Technologies, Inc. and other small independent systems integrators and small private companies. Most of these companies offer products competitive with one or more of our products. These equipment suppliers have products that compete with our solutions. We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with several of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

We Are Substantially Dependent on Our Distribution Channels.

         To date, approximately half of the sales of our products have been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and business, in some cases, customizing and integrating our products at end-users’ sites. As a result, our success depends on maintaining good business relations with our distributors. Sales of our products that exceed 10% of net revenue historically have been made to a limited number of distributors and other direct customers, as follows:

•	In the quarter ended June 30, 2002, Graybar accounted for over 10% of net revenue.

•	In 2001, Walker accounted for over 10% of net revenue.

•	In 2000, Walker and ADC Telecommunications, Inc. (“ADC”) each accounted for over 10% of net revenue.

         We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. In 2001, sales to ADC decreased as a result of the divestiture of its Access Products Division. Accordingly, if we lose any of our key distributors, or experience reduced sales to such distributors, our business would be harmed.

         We have limited knowledge of the financial condition of certain of our distributors. We are aware, however, that some of our distributors have limited financial and other resources that could impair their ability to pay us. We recently increased our reserve for bad debt for one of our distributors due to increased risk in its customer base and the aging of its accounts receivable. Another one of our distributors recently filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. Although we increased our reserves for bad debt, based upon these and other factors, we cannot assure you that any bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition, or results of operations.

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

We are Substantially Dependent on Our Direct Sales to End-User Customers.

         Currently, a significant portion of our product revenue is through direct sales. Therefore, our continued success depends on building and maintaining good relations with our direct customers. For the six months ended June 30, 2002, XO and Verizon accounted for over 10% of net revenue.

         We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers, such as XO, Adelphia and Worldcom, have limited financial and other resources that could impair their ability to pay us. In the first half of 2002, we increased our accounts receivable reserve for receivables due from certain of our customers, including XO and Adelphia, which may become uncollectible due to their current financial situations. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not harm our business, financial condition, or results of operations. In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

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

We Must Maintain and Expand Our Current Distribution Channel.

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

         In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternate solutions than to our products. Furthermore, we cannot assure you that our distributors will continue to offer our products. Our distributor relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the distributor from carrying competing products, and (3) do not require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end-users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

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

Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays.

         We currently use several independent manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, and costs. Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be unable in the future to continue to provide manufacturing services or components to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternate manufacturers, which could take in excess of nine months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available. Any significant interruption in our supply of these components would result in delays or in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition, or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would harm our business.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

         We require substantial working capital to fund our business. As of June 30, 2002, we had approximately $30.8 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. Our capital requirements depend on several factors, however, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect Us.

         We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 30, 2002, we have been issued a total of nine U.S. patents and had eight U.S. patents pending. We have nine international patent applications pending. We have fifteen U.S. trademark applications pending, and eight international trademark applications pending, and have five trademarks registered, two of which are registered internationally. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

If We Are Unable to Maintain Our Nasdaq National Market Listing, the Liquidity of Our Common Stock Would Be Seriously Impaired.

         If our stock price falls below one dollar for thirty consecutive business days, and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market. Delisting from the Nasdaq National Market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. During the quarter ended June 30, 2002, the closing price of our common stock on the Nasdaq National Market ranged from $2.99 to $1.11. As of, and including August 13, 2002, the closing price of our common stock was below one dollar for 18 consecutive business days.

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

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of June 30, 2002, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of June 30, 2002, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

         On December 28, 2001, SCI, Inc., one of our manufacturers, filed a breach of contract claim for $4.5 million against us in Alabama Circuit Court based on an inventory-purchasing dispute. We have been in recent discussions to settle this claim for approximately $2.5 million in return for a major portion of the disputed inventory. We estimate that this inventory purchase would have a value, net of allowances, of $700,000 and we have reserved $2.0 million for resolution of this dispute. As of August 13, 2002, we believe that these settlement discussions will not result favorably, and we intend to vigorously defend this lawsuit.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders, held on May 23, 2002, the following matters were approved by the requisite lots:

         The following individuals were elected to serve on the Board of Directors until the next annual meeting of stockholders:

Nominee	For	Against

Roger L. Koenig	21,335,337	114,800

Nancy Pierce	21,335,337	114,800

John W. Barnett, Jr.	21,411,468	38,709

David R. Laube	21,411,468	38,709

Mark A. Floyd	21,399,454	50,723

         The vote for the ratification of the appointment by the Board of Directors of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2002 was as follows:

			Broker
For	Against	Abstain	Non-Votes

21,319,689	117,204	13,284

         The vote to consider & approve the amendment to our 1998 Stock Incentive Plan to increase the number of shares of Common Stock that are awarded annually thereunder to non-employee members of our Board of Directors was as follows:

			Broker
For	Against	Abstain	Non-Votes

19,697,972	1,372,026	380,179

         The vote to approve the activation of our 1998 Employee Stock Purchase Plan by the Board of Directors was as follows:

			Broker
For	Against	Abstain	Non-Votes

20,883,412	183,451	383,314

ITEM 5.	OTHER INFORMATION

         None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

None.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ACCESS CORPORATION (Registrant)

	By:	/s/ Timothy R. Anderson

August 14, 2002		Timothy R. Anderson

Chief Financial Officer

(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description of Document

*99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.