Form 10-Q
period 2002-09-30
CARRIER ACCESS CORP
filed 2002-11-14
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-24597

CARRIER ACCESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-1208770 (I.R.S. Employer Identification No.)

5395 Pearl Parkway, Boulder, CO 80301
(Address of principal executive offices)
(Zip Code)

(303) 442-5455
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes___ No   X

     The number of shares outstanding of the issuer’s common stock, par value $0.001, as of September 30, 2002 was 24,771,498 shares.

CARRIER ACCESS CORPORATION

			Page No.

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheets — September 30, 2002 (unaudited) and December 31, 2001
		Condensed Consolidated Statements of Operations (unaudited) — Three and Nine Months Ended September 30, 2002 and 2001
		Condensed Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2002 and 2001
		Notes to Condensed Consolidated Financial Statements (unaudited)
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
		Risk Factors	13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	25
	Item 2.	Changes in Securities and Use of Proceeds	25
	Item 3.	Defaults Upon Senior Securities	25
	Item 4.	Submission of Matters to a Vote of Security Holders	25
	Item 5.	Other Information	25
	Item 6.	Exhibits and Reports on Form 8-K	25
		Signature	26
		Certifications under Section 302(a) of the Sarbanes-Oxley Act of 2002	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2002	2001
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,491	$24,741
Marketable securities available for sale	12,829	11,873
Accounts receivable, net	9,216	17,808
Other receivables	503	1,704
Income tax receivable	5,751	8,468
Inventory, net	24,659	36,500
Deferred income taxes	6,928	3,958
Prepaid expenses and other	733	969

Total current assets	71,110	106,021

Property and equipment, net of accumulated depreciation and amortization	11,299	14,140
Goodwill and other intangibles, net of amortization	149	9,354
Deferred income taxes	599	3,361
Other assets	181	141

Total assets	$83,338	$133,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,800	$8,864
Accrued expenses and other liabilities	3,424	5,560

Total current liabilities	9,224	14,424

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized and no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value, 60,000 authorized and 24,771 shares issued and outstanding at September 30, 2002 and 24,740 shares issued and outstanding at December 31, 2001	30	30
Additional paid-in capital	85,780	85,968
Deferred compensation	(95)	(466)
Retained earnings (deficit)	(11,621)	33,012
Accumulated other comprehensive income	20	49

Total stockholders’ equity	74,114	118,593

Total liabilities and stockholders’ equity	$83,338	$133,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months		Nine Months

	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net revenue	$10,534	$20,899	$38,787	$79,171
Cost of goods sold	6,342	13,622	25,851	41,755

Gross profit	4,192	7,277	12,936	37,416

Operating expenses:
Research and development (exclusive of stock based compensation expense of $40 and $90, respectively, for the quarters ending September 30, 2002 and 2001 and $162 and $284, respectively, for the nine months ended September 30, 2002 and 2001)	5,243	8,015	19,907	25,706
Sales and marketing (exclusive of stock based compensation expense of $0 and $10, respectively, for the quarters ending September 30, 2002 and 2001 and $5 and $55, respectively, for the nine months ended September 30, 2002 and 2001)	4,157	6,128	14,181	17,961
General and administrative (exclusive of stock based compensation expense of $0 and $4, respectively, for the quarters ending September 30, 2002 and 2001 and $2 and $20, respectively, for the nine months ended September 30, 2002 and 2001)	1,682	1,945	13,550	6,968
Asset impairment charges	8,995	4,220	8,995	4,220
Goodwill and other intangible amortization	72	919	216	2,813
Amortization of deferred stock compensation	40	104	169	359

Total operating expenses	20,189	21,331	57,018	58,027

Loss from operations	(15,997)	(14,054)	(44,082)	(20,611)
Other income, net	128	350	592	1,407

Loss before income taxes	(15,869)	(13,704)	(43,490)	(19,204)
Income tax expense (benefit)	(1,016)	(5,506)	1,142	(8,080)

Net loss	$(14,853)	$(8,198)	$(44,632)	$(11,124)

Loss per share:
Basic	$(0.60)	$(0.33)	$(1.80)	$(0.45)
Diluted	$(0.60)	$(0.33)	$(1.80)	$(0.45)

Weighted average common shares:
Basic	24,766	24,709	24,753	24,688
Diluted	24,766	24,709	24,753	24,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(44,632)	$(11,124)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	2,652	6,316
Provision for doubtful accounts	3,060	1,096
Provision for inventory obsolescence	2,608	2,747
Compensation expense related to stock options issued at less than fair market value	169	410
Asset impairment charges	8,995	4,220
Deferred income tax expense (benefit)	7,318	(6,071)
Changes in operating assets and liabilities:
Accounts receivable	6,307	6,136
Notes receivable	(775)	—
Income taxes receivable (payable)	(4,211)	2,401
Inventory	9,233	(10,233)
Prepaid expenses and other	784	(107)

Accounts payable and accrued expenses	(5,201)	(7,961)

Net cash used by operating activities	(13,693)	(12,170)

Cash flows from investing activities:
Purchases of property and equipment	415	(4,614)
Purchases of marketable securities, gross	(8,245)	(1,956)
Sales of marketable securities	7,259	7,141

Net cash provided (used) by investing activities	(571)	571

Cash flows from financing activities:
Proceeds from exercise of stock options	14	56

Net decrease in cash and cash equivalents	(14,250)	(11,543)
Cash and cash equivalents at beginning of period	24,741	32,812

Cash and cash equivalents at end of period	$10,491	$21,269

Supplemental cash flow disclosures:
Cash received (paid) for income taxes	$1,449	$4,383

Accounts receivable in exchange for notes receivables	$775	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Basis of Presentation

     We manufacture equipment for wireline and wireless telecommunications carriers, the government, and enterprise end-users. We focus on broadband access from the central office to the customer premises, voice and data service creation at end-user locations, and next-generation wireless infrastructure.

     Our Access Bank®, Wide Bank®, Access Navigator®, Adit™, Broadmore™, and Axxius™ products are connected to T1, digital subscriber line, digital radio, T3, OC12, and optical access networks to provide enhanced communications services for businesses, wireless and government networks. Our NetworkValet™ product, a software element management system, coordinates the provisioning, monitoring, and maintenance among the products and interfaces with other network management systems.

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

Note 2.Inventory

     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2002	2001
	(unaudited)
Raw materials	$20,378	$22,416
Work-in-process	—	8
Finished goods	10,005	17,192

	30,383	39,616
Reserve for obsolescence	(5,724)	(3,116)

Total inventory, net	$24,659	$36,500

Note 3. Goodwill

     We first recorded goodwill and other related intangibles and their related amortization in connection with the acquisition of Millennia Systems, Inc. (“Millennia”) in August 2000 and the subsequent acquisition of certain product lines of Litton Network Access Systems, a division of Litton Systems, Inc. (“LNAS”), in October 2000. Goodwill and other related intangibles were amortized on a straight-line basis over the estimated useful lives ranging from three to five years. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill and other related intangibles ceased upon adoption of the SFAS 142 on January 1, 2002. We have determined that we have one reporting unit. As of the date of the adoption, we performed the test for impairment and no impairment was indicated. Due to our declining stock price, we reviewed our goodwill for impairment as of September 30, 2002 and determined that the entire carrying amount of our goodwill had been impaired. Therefore an asset impairment charge of $9.0 million was taken in the third quarter. The reconciliation of reported net loss and reported loss per share with adjusted net loss and adjusted loss per share representing the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(14,853)	$(8,198)	$(44,632)	$(11,124)
Asset impairment charge	8,995	4,220	8,995	4,220

Add back amortization of goodwill	72	919	216	2,813

Adjusted net loss	$(5,786)	$(3,059)	$(35,421)	$(4,091)

Loss per share — basic and diluted	$(0.60)	$(0.33)	$(1.80)	$(0.45)
Add back goodwill amortization & impairment	0.37	0.21	0.37	0.28

Adjusted loss per share — basic and diluted	$(0.23)	$(0.12)	$(1.43)	$(0.17)

Note 4. Income taxes

     We account for our deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax asset is recognized for differences that will result in tax deductions in future years and for tax credit carry forwards. For example, a temporary difference is created when an estimated amount is recorded as an expense for a financial reporting purpose that is not deductible in the current year for income tax purposes (e.g. warranty reserves, sales return reserves, inventory reserves, etc.). A deferred tax asset is recognized in the current year for the reduction in taxes payable in future years when the expenses are actually incurred. A valuation allowance is required if it is more likely than not that the deferred tax asset will not be realizable in the near future. In the second quarter of 2002, we analyzed the sources of the deferred tax asset and expected reversal periods of our deferred tax assets and established a valuation allowance for temporary deferred tax assets of $12.8 million. It is anticipated that a federal net operating loss will be generated in 2002 and be carried back to obtain a refund on prior taxes paid.

Note 5. Earnings per share

     Earnings per share (EPS) is presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share.” SFAS 128 requires the presentation of basic and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common shares potentially issuable and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuances of common stock. Diluted income per share excludes the impact of common stock options for the three and nine months ended September 30, 2002 and 2001, as the effect of any exercise of stock options would be antidilutive. Options exercisable for 1,168,652 shares of our common stock are excluded because they would be antidilutive.

Note 6. Comprehensive Income

     Comprehensive Income consists of unrealized gains or losses on marketable securities held for sale of $19,000.

Note 7. Commitments and contingencies

     On December 28, 2001, SCI, Inc., one of our manufacturers, filed a breach of contract claim for $4.5 million against us in Alabama Circuit Court based on an inventory-purchasing dispute. On September 18, 2002, we settled this claim for approximately $2.6 million in return for a major portion of the disputed inventory, which has a current valuation of approximately $600,000 net of reserves, and entered into a manufacturing arrangement for our Broadmore product. The settlement of this claim had no effect on the results of this quarter.

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim and other related claims for a total of $13.4 million against us in District Court, County of Adams, Colorado, based on an inventory-purchasing dispute. On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado, for $1.0 million. We intend to vigorously defend this lawsuit.

Note 8. Recent accounting pronouncements

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

     In April 2002, FASB issued Statement of Financial Accounting Standard No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition is complete, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

     In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Notice Concerning Forward-Looking Statements

     You should read the following discussion in conjunction with our consolidated financial statements. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including forward-looking statements regarding inventory levels, sales of our new products, expectations regarding expenses and ability to meet operating requirements over the next few quarters, reliance upon and sales to certain customers, customer revenue mix, product mix, level of product orders, gross margins and operating costs, and expected capital expenditures. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These forward-looking statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth below and in “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Results of Operations

     Summary

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$10,534	$20,899	$38,787	$79,171
Gross profit	$4,192	$7,277	$12,936	$37,416
Loss from operations	$(15,997)	$(14,054)	$(44,082)	$(20,611)
Net loss	$(14,853)	$(8,198)	$(44,632)	$(11,124)
Basic and Diluted loss per share	$(0.60)	$(0.33)	$(1.80)	$(0.45)

     For the three months ended September 30, 2002, our loss from operations and net loss were $16.0 million and $14.9 million, respectively, compared to an operating loss and net loss of $14.1 million and $8.2 million, respectively, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, our loss from operations and net loss were $44.1 million and $44.6 million, respectively, compared to an operating loss and net loss of $20.6 million and $11.1 million, respectively, for the nine months ended September 30, 2001. These losses were primarily caused by a decrease in the sale of existing products due to overall economic weakness and capital market constraints impacting telecommunication service providers, an increase in allowance for doubtful accounts, an increase in reserves for slow moving inventory, impairment of goodwill, and a lower gross margin. Operating expenses included a charge of $2.0 million taken in the second quarter 2002 related to a settlement for an inventory-purchasing dispute. Gross margins decreased in part due to decreases in the selling price of some of our products, an increase in reserves for slow moving and excess inventory, and low production levels. inventory position and decreased sales. Our net loss also increased for the nine months ended September 30, 2002, because of a non-cash charge of approximately $12.8 million as a provision for income taxes due to a valuation allowance related to our net operating loss carry forwards.

     We implemented an expense reduction program in July 2001 to focus on the largest opportunities in incumbent local exchange carrier (“ILEC”), wireless, and cable multi-service operator (“MSO”) markets. The program included quarterly reviews to align our operating expenses to our projections for future revenue. This process has resulted in reductions of our work force of approximately 241 positions from July 2001 to July 2002. As a result of our lower revenue in the September 2002 quarter combined with the continued reductions in spending within the telecommunications industry, we further reduced our work force in October 2002 by approximately 60 positions. We continue to monitor expenses through our business plan review process.

Net Revenue and Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$10,534	$20,899	$38,787	$79,171
Cost of goods sold	$6,342	$13,622	$25,851	$41,755

     Net revenue for the three months ended September 30, 2002 decreased to $10.5 million from $20.9 million reported for the three months ended September 30, 2001. Net revenue for the nine months ended September 30, 2002 decreased to $38.8 million from $79.2 million reported for the nine months ended September 30, 2001. These decreases were attributable to: (1) decreases in the sale of existing products through distribution channels and through direct sales due to capital expenditure reductions by carrier customers, and the continued constraints on technology spending and (2) reductions in prices for our products. We believe that our customer base is changing. In the past we relied upon two to five customers in the competitive local exchange carrier (“CLEC”) market for approximately half of our revenue. Currently, however, we rely upon a broader base of end-users in several markets for our revenue. We anticipate that in the future we may again rely on a small number of end-users primarily in the ILEC and wireless market for the majority of our revenue. Sales of the Axxius, Wide Bank and Adit products accounted for the majority of revenue in the third quarter of 2002. In order to execute our plan to increase sales substantially into the wireless market, particularly over the next six months, the major wireless carriers must accept and deploy our products. A delay in acceptance of our wireless products could have a material adverse effect on our operating results. See “Risk Factors — We Must Maintain and Expand Our Sales into Wireless, ILEC and Cable MSO Markets” and “—Our Growth Is Dependent on Our Introduction of New Products and Enhancements to Existing Products and Failure to Bring New Products to Markets and Any Delay in Customers’ Transition to Our New Products Could Adversely Affect Our Business.” The timing and quantities of orders for our products may continue to vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, and ordering patterns of distributors and direct customers. We believe that variances in orders will continue in the future, especially if the percentage of direct sales to large service provider customers increases.

     During the nine month period ended September 30, 2002, approximately half of the sales of our products were made through distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In the three months ended September 30, 2002, Walker & Associates, Inc. (“Walker”), one of our distributors, accounted for over 10% of net revenue. We expect that we will continue to sell our products through a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business, as happened in the quarter ended June 30, 2002 when Walker’s sales decreased to below 10% of net revenue for the quarter. In addition to being dependent on a small number of distributors for approximately half of our net revenue, our products are also sold to a limited number of service provider customers. In the three months ended September 30, 2002, one of our wireless end-user customer, T-Mobile USA, accounted for over 10% of our net revenue. A decrease in sales to T-Mobile USA, or any other major customer, could have a significant adverse effect on our operating results, as happened in the quarter ended June 30, 2002 when sales to Adelphia Business Solutions, Inc. (“Adelphia”), a 10% customer in the quarter ended March 31, 2002, decreased to below 10% of net revenue for that subsequent quarter.

     Cost of goods sold for the three months ended September 30, 2002 decreased to $6.3 million compared to $13.6 million for the three months ended September 30, 2001. Costs of goods sold for the nine months ended September 30, 2002 decreased to $25.9 million compared to $41.8 million for the nine months ended September 30, 2001. This decrease was primarily attributable to decreased product shipments and partially affected by cost reductions in existing product platforms. The decrease was partially offset by increases in inventory reserves for slow moving and excess inventory as well as overhead expenses allocated over fewer product units due to low production levels.

Gross Margin

Three Months Ended		Nine Months Ended
September 30,		September 30,

2002	2001	2002	2001

40%	35%	33%	47%

     Our gross margin for the three months ended September 30, 2002 increased to 40% from 35% reported for the three months ended September 30, 2001. Our gross margin for the nine months ended September 30, 2002 decreased to 33% from 47% reported for the nine months ended September 30, 2002. The decrease in year-to-date gross margin was driven primarily by charges taken for slow moving and excess inventory in the first and second quarters of 2002, as well as by changes in production levels. We increased our inventory reserves by $1.8 million in the quarter ended March 31, 2002 and by $1.2 million for the quarter ended June 30, 2002. We determined that no additional reserves were required for the quarter ended September 30, 2002. In estimating the reserve for slow moving and excess inventory, we considered the forecast by product for the next twelve months and other known trends and circumstances relating to our inventory. Gross margin also decreased in the nine-month period ended September 30, 2002 because we had low production levels due to our inventory position and decreased sales, which increased overhead expense not capitalized to inventory. The low production levels resulted in period expenses taken for overhead of $937,000 in the quarter ended March 31, 2002, $648,000 in the quarter ended June 30, 2002, and $867,000 in the quarter ended September 30, 2002. We also decreased the selling price of some of our products, which contributed to the decrease in our gross margins. In addition, our gross margins vary among products. The decrease in gross margins was partially offset by product cost reductions.

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

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development expenses	$5,243	$8,015	$19,907	$25,706
As a percentage of net revenue	50%	38%	51%	32%

     For the three months ended September 30, 2002, research and development expenses were $5.2 million, a decrease from $8.0 million reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002, research and development expenses were $19.9 million, a decrease from $25.7 million reported for the nine months ended September 30, 2001. These decreases were primarily due to reductions in the research and development workforce and related lower volume trial products and regulatory expenses associated with these decreases. We anticipate that research and development expenses will decrease in the quarter ended December 31, 2002 compared to the quarter ended September 30, 2002 as a result of our reduction in research and development positions and related expenses.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing expenses	$4,157	$6,128	$14,181	$17,961
General and administrative expenses	1,682	1,945	13,550	6,968
Goodwill and other intangible amortization	72	919	216	2,813
Amortization of deferred stock compensation	40	104	169	359

Total selling, general and administrative, and other expenses, excluding asset impairment charge	$5,951	$9,096	$28,116	$28,101
Asset impairment charges	8,995	4,220	8,995	4,220
Total selling, general and administrative, and other expenses	$14,946	$13,316	$37,111	$32,321
Total selling, general and administrative, and other expenses, excluding asset impairment charge, as a percentage of net revenue	56%	44%	72%	35%
Total selling, general and administrative, and other expenses, as a percentage of net revenue	142%	64%	96%	41%

     Selling, general and administrative, and other expenses were $14.9 million for the three months ended September 30, 2002, up from $13.3 million reported for the three months ended September 30, 2001. Selling, general and administrative, and other expenses were $37.1 million for the nine months ended September 30, 2001, up from $32.3 million reported for the nine months ended September 30, 2001.

     Sales and marketing expenses decreased to $4.2 million for the three months ended September 30, 2002, from $6.1 million for the three months ended September 30, 2001. Sales and marketing expenses decreased to $14.2 million for the nine months ended September 30, 2002, down from $18.0 million for the nine months ended September 30, 2001. The decreases in marketing expenses were a result of a reduction in staff and reduced trade show expenses. The decreases in sales expenses were a result of a reduction in staff and decreases in commission expense due to lower revenues.

     General and administrative expenses, excluding goodwill amortization, decreased to $1.7 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses, excluding goodwill amortization, increased to $13.6 million compared to $7.0 million for the nine months ended September 30, 2001. The increase was primarily due to an increase in our allowance for doubtful accounts of $5.4 million and a charge of $2.0 million related to the settlement of an inventory-purchasing dispute. We increased our accounts receivable reserve mainly for receivables due from two of our large CLEC customers, XO Communications, Inc. (“XO”) and Adelphia, which may become uncollectible due to their current financial situations. Both of these customers have announced plans to financially restructure and have filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. We also increased our accounts receivable reserve for one of our distributors due to an increased risk in its customer base and the aging of its accounts receivable. In estimating the allowance for doubtful accounts, we considered the age of existing accounts and known trends and circumstances that we believe impact our credit risk and subsequent cash collections. As a result of cost control measures, including reductions in staff that began in July of 2001, we anticipate that selling, general and administrative expenses (excluding restructuring charges) will decrease over the next few quarters. In accordance with EITF Abstract Issue No. 94-3, we anticipate taking restructuring charges of between $2 million and $4 million in the fourth quarter of 2002. These charges relate to a plan being developed to dispose of excess assets, consolidate facilities and restructure operations.

Other Income, Net

     For the three months ended September 30, 2002, other income, net decreased to $128,000 from $350,000 for the three months ended September 30, 2001. Other income, net decreased to $592,000 for the nine months ended September 30, 2002 compared to $1.4 million for the same period in 2001. Both decreases are attributable to a decrease in interest income from decreased cash and marketable securities as well as a decrease in interest rates in 2002 compared to 2001. Cash and marketable securities totaled $23.3 million and $35.6 million for the quarters ending September 30, 2002 and 2001, respectively.

Provision for Income Taxes

     During the three months ending September 30, 2002 we recorded a tax benefit of $1.0 million. During this period we completed our 2001 income tax return and updated our income tax receivables for 2001. This adjustment resulted in a lower than historical income tax benefit for the quarter. We also re-evaluated our valuation allowance related to our deferred tax assets that we created during the second quarter of 2002 and believe there is no adjustment necessary at this time. This valuation allowance was established due to the uncertainty regarding the recognition of such assets. We will continue to monitor the realizability of our deferred tax assets each quarter and make adjustments as necessary.

Liquidity and Capital Resources

	September 30,	December 31,
(In thousands)	2002	2001

	(unaudited)
Working capital	$61,886	$91,597
Cash, cash equivalents and marketable securities	$23,320	$36,614
Total assets	$83,338	$133,017

	Nine Months Ended

(In thousands)	September 30,	September 30,
	2002	2001

Net cash provided (used) by:	(unaudited)	(unaudited)
Operating activities	$(13,693)	$(12,170)
Investing activities	$(571)	$571
Financing activities	$14	$56

     At September 30, 2002, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $23.3 million. At September 30, 2002, our working capital was approximately $61.9 million. We have no significant capital spending or purchase commitments other than facilities leases.

     Operating activities used net cash of approximately $13.7 million for the nine months ended September 30, 2002, compared to $12.1 million used by operating activities for the nine months ended September 30, 2001. The increase in cash used by operating activities was primarily due to our net loss incurred and decreases in accounts payable and was partially offset by reductions in our inventory and accounts receivable. As of the end of the third quarter 2002, we anticipated receiving approximately $12 million in income tax refunds, approximately $5.8 million from our income tax receivable and approximately $6.9 million of our deferred income taxes, prior to the end of 2003. As of November 13, 2002, we received approximately $5.1 million of these refunds, and continue to anticipate the remainder to be refunded by the end of 2003.

     Cash used by investing activities for the nine months ended September 30, 2002 was $571,000 compared to cash provided by investing activities of $571,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we had net purchases of $986,000 of marketable securities compared to net sales of $5.1 million for the nine months ended September 30, 2001. Sales and dispositions of property and equipment for the nine months ended September 30, 2002 resulted in net cash provided of $415,000 compared to a cash outflow of $4.6 million for purchases of equipment to support research, development, and manufacturing activities for the nine months ended September 30, 2001. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures during the remainder of 2002 are not expected to be significant.

     Net cash from financing activities provided $14,000 in cash for the nine months ended September 30, 2002, which was due to cash received upon the exercise of stock options, compared to $56,000 for the nine months ended September 30, 2001.

     Our net inventory levels decreased approximately $12.3 million to $24.7 million at September 30, 2002 from $36.5 million at December 31, 2001. We anticipate that inventory levels will continue to decline due to decreased purchasing for the remainder of 2002. We believe that our existing cash and investment balances, in addition to our expected income tax refunds of approximately $12 million, are adequate to fund our projected working capital and capital expenditure requirements for a period of greater than 12 months.

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

     In April 2002, the FASB issued SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition is complete, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

     In June 2002, FASB issued SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

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

We Have a Limited Operating History.

     We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we were profitable from 1997 through 2000, we had a net loss of $44.6 million in the nine months ended September 30, 2002 and an annual loss of $14.9 million in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by smaller companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

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

Our Quarterly Results Fluctuate Significantly, and We May Not be Able to Maintain Our Historical Growth Rates.

     Although our revenues grew from fiscal 1998 to 2000, these growth rates have not been sustainable, as is evidenced by our decrease in revenue in 2001 and the first three quarters of 2002. Past results should not be used to predict future revenue or operating results. Additionally, we have experienced operating losses since the fourth quarter of 2000. We may have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

•	the size of the orders for our products, and the timing of such orders;

•	the commercial success of our products, and our ability to ship enough products to meet customer demand;

•	changes in the financial stability of our distributors, customers, or suppliers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	fluctuations in ordering due to increased direct sales to customers;

•	potential bad debt due to increased direct sales;

•	inability of our service provider customers to obtain third party financing;

•	seasonal fluctuations in the placement of orders;

•	potential obsolescence of existing inventory;

•	changes in the capital budgets of our service provider customers;

•	changes in our distribution channels;

•	potential delays or deferrals in our product implementation at customer sites;

•	fluctuations in orders due to the amount of distributor inventory;

•	technical problems in customizing or integrating our products with end-users’ systems, and potential product failures or errors;

•	the outcome of litigation;

•	certain government regulations; and

•	general economic conditions as well as those specific to the communications industry.

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

Expansion of the Market for Communications Services is Necessary for Our Future Growth.

     Our success also depends on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate, if any. We cannot assure you that this market will grow or that it will not contract. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market contracts, fails to grow, or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last seven quarters, adverse economic conditions had a negative impact on the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected, which would subsequently have an adverse effect on our business.

     In particular, during fiscal year 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the CLEC market, which is currently going through a period of financial restructuring and consolidation, and a significant reduction in capital spending by established service providers. This trend has continued during the first three quarters of 2002 and is expected to continue at least throughout calendar 2002. As a result, our sales and results of operations have been adversely affected. If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if the volume of our sales and products mix does not improve, our gross margin percentage may not improve as much as we expect, resulting in lower than expected results of operations. The significant slowdown in capital spending in our target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

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

We Have Historically Depended on Emerging Service Providers for a Substantial Portion of Our Business.

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

     In addition, many of the industries in which the service providers operate have recently experienced financial restructuring, consolidation, or bankruptcy. In particular, many telecommunication service providers have recently acquired, been acquired, or merged with ISPs or other service providers. The loss of one or more of our service provider customers, such as occurred in 2000, 2001, and the first three quarters of 2002, through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

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

Our Markets are Highly Competitive and Have Many Established Competitors.

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include ADC Telecommunications, Inc. (“ADC”), Adtran, Inc., Advanced Fibre Communications, Inc., Alcatel Alsthom Compagnie Generale d’Electricite, Cisco Systems, Inc., Kentrox, LLC, Lucent Technologies, Inc., NEC USA, Inc., Nortel Networks, Inc., Paradyne Corporation, Polycom, Siemens Aktiengesellschaft, Telect, Inc., Tellabs, Inc., Telco Systems, A BATM Company, VINA Technologies, Inc., Zhone Technologies, Inc. and other small independent systems integrators and small private companies. Most of these companies offer products competitive with one or more of our products. These equipment suppliers have products that compete with our solutions. We expect that our competitors who currently offer products that are competitive with only one of our products will eventually offer products that are competitive with several of our products. In addition, many start-up companies have recently begun to manufacture products similar to ours. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition. Additionally, one of our distributors is currently competing with us, and additional distributors may begin to develop or market products that compete with our products.

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

•	In the quarter ended September 30, 2002, sales to Walker accounted for over 10% of net revenue.

•	In 2001, sales to Walker accounted for over 10% of net revenue.

•	In 2000, sales to Walker and ADC each accounted for over 10% of net revenue.

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

We are Substantially Dependent on Our Direct Sales to End-User Customers.

     Currently, a significant portion of our product revenue is through direct sales. Therefore, our continued success depends on building and maintaining good relations with our direct customers. For the three months ended September 30, 2002, T-Mobile USA accounted for over 10% of net revenue.

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

Economic Conditions Could Continue to Harm our Business.

     We have become increasingly subject to adverse changes in economic conditions, which could result in reductions in capital expenditures by the end-user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In particular, the communications industry has been experiencing a significant downturn. These factors materially impacted our business most severely in the fourth quarter of 2000, and all of 2001, and continue to have an impact in 2002. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last year, some service providers that were among our principal customers experienced capital budget constraints resulting from their financial troubles. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

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

Our Operating Results Are Substantially Dependent on Sole and Single Source Suppliers.

     Although we generally use standard parts and components for our products, many key parts and components are purchased from sole source vendors for which alternative sources are not currently available. We currently purchase approximately 140 key components from vendors for which there are currently no substitutes, and we purchase approximately 209 key components from single vendors. In addition, we rely on several independent manufacturers to provide certain printed circuit boards, chassis, and subassemblies for our products. Our inability to obtain sufficient quantities of these components has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could harm our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, we may need as much as six months before we would begin receiving adequate supplies from alternative suppliers, if any. We cannot assure you that any such supplier would become available to us or that any such supplier would be in a position to satisfy our production requirements on a timely basis, if at all. In such event, our business would be materially harmed.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

     We require substantial working capital to fund our business. As of September 30, 2002, we had approximately $23.3 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, and our anticipated income tax refunds of approximately $12 million, of which approximately $5.1 million was received as of November 13, 2002, will be sufficient to meet our capital requirements for at least the next twelve months. Our capital requirements depend on several factors, however, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect Us.

     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of September 30, 2002, we have been issued a total of nine U.S. patents and had 23 U.S. patents pending. We have eleven international patent applications pending. We have 11 U.S. trademark applications pending, and seven international trademark applications pending, and have nine trademarks registered, one of which are registered internationally. One trademark application which is currently pending in the U.S. has been registered internationally. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.

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

If We Are Unable to Maintain Our Nasdaq National Market Listing, the Liquidity of Our Common Stock Could Be Seriously Impaired.

     If our stock price falls below one dollar for thirty (30) consecutive trading days, and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market. Additionally, if the market value of our publicly held shares falls below the minimum of $5,000,000 for thirty (30) consecutive trading days, and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market.

     On August 30, 2002, we received notice from the Nasdaq National Market that our common stock had failed to maintain the Nasdaq National Market’s minimum bid price closing requirement of $1.00 for thirty (30) consecutive trading days. The notice also informed us that if we were unable to demonstrate compliance with this requirement by maintaining a closing bid price of at least $1.00 for ten (10) consecutive trading days during the ninety (90) calendar days ending November 29, 2002, our common stock may be subject to delisting from the Nasdaq National Market. In the event we are unable to demonstrate compliance in this time period, we have evaluated multiple options, including an appeal of any such determination, and will take appropriate actions.

     On September 24, 2002, we received notice from the Nasdaq National Market that the market value of publicly held shares had fallen below the minimum of $5,000,000 for thirty (30) consecutive trading days. The notice also informed us that if we were unable to demonstrate compliance with this requirement by maintaining a market value of a minimum of $5,000,000 for ten (10) consecutive trading days during the ninety (90) calendar days ending December 23, 2002, our common stock may be subject to delisting from the Nasdaq National Market. We believe that this calculation is incorrect and have requested that this determination be reviewed and retracted by the Nasdaq National Market.

     If our common stock is delisted from the Nasdaq National Market, it would seriously limit the liquidity of our common stock and could limit our potential to raise future capital through sale of our common stock, which could seriously harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 2002, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 30, 2002, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within ninety (90) days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 28, 2001, SCI, Inc., one of our manufacturers, filed a breach of contract claim for $4.5 million against us in Alabama Circuit Court based on an inventory-purchasing dispute. On September 18, 2002, we settled this claim for approximately $2.6 million in return for a major portion of the disputed inventory, which has a current valuation of approximately $600,000 net of reserves, and entered into a manufacturing arrangement for our Broadmore product. The settlement of this claim had no effect on the results of this quarter.

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim, and other related claims, for a total of $13.4 million against us in District Court, County of Adams, Colorado, based on an inventory-purchasing dispute. On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. We intend to vigorously defend this lawsuit.

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

None.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER ACCESS CORPORATION (Registrant)

November 13, 2002	By:	/s/ Timothy R. Anderson Timothy R. Anderson Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

CERTIFICATIONS

I, Roger L. Koenig, Chairman, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Carrier Access Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Roger L. Koenig Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Timothy R. Anderson, Treasurer and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Carrier Access Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Timothy R. Anderson Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
*99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.