Form 10-K
period 2002-12-31
CARRIER ACCESS CORP
filed 2003-03-31
CIK 1018074

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          As of June 28, 2002, there were 24,767,216 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 28, 2002, the last business day of the second quarter of 2002) was $12,188,175.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          On March 1, 2003, there were 24,771,498 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain sections of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CARRIER ACCESS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2002

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, our anticipated product offerings, expectations regarding selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, and operating costs and expenses.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”,  or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the “Risk Factors” section in Item 1 of this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-K.

          Unless otherwise indicated, references in this report to specific years and quarters are to our fiscal year and fiscal quarters.

PART I

ITEM 1.      BUSINESS

General

          Founded in 1992, Carrier Access manufactures broadband communications equipment that enables communications companies to accelerate their service revenue, lower operating costs and extend capital budgets. We focus on three segments of the telecommunications industry: wireless infrastructure, enterprise service delivery, and broadband access.

          Our product solutions meet the highest appropriate industry reliability and interoperability standards, including Telcordia TIRKS/OSMINE, NEBS Level-3, and ISO 9001. Depending upon product configuration, the retail list prices of our products range from $995 to $50,000.

          Our principal executive offices are located at 5395 Pearl Parkway, Boulder, Colorado 80301.  Our telephone number at that location is 303-442-5455.  Our web site is www.carrieraccess.com; however, the information in, or that can be accessed through, our web site is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission.  We were incorporated in Colorado in September 1992, reincorporated in Delaware in June 1998, and completed our initial public offering in July 1998.

Principal Products

          Broadband Access: Our products efficiently deliver broadband access from the Central Office (“CO”) to the end-user’s locations, and our digital equipment provides a solution for the distribution and management of high bandwidth services.  Our CO communications solutions enable service providers to reach a large number of voice and high-speed Internet access businesses and consumers.  Our products allow service providers to cost-effectively connect end-user customers to their network platforms, decrease ongoing transmission equipment and maintenance expenses, and, at the same time, increase revenue through new service delivery.

          Enterprise Voice/Data Service Delivery:  As the demand for sophisticated voice and data service delivery increases, national and local service providers are focused on optimizing service margins by decreasing access transport and labor costs.  These costs have proven more difficult to control than other expenditures and directly affect service provider profitability.  Our IP, TDM and ATM solutions integrate multiple voice and data access services that are both easy to install and easy to manage while delivering the quality of services that end-users demand.

          Wireless Infrastructure:  In a relatively short period of time, mobile wireless networks have gone from early analog creation to multiple forms of digital transmissions.  Now wireless providers are focusing inside of their networks to reduce inefficiency and improve service delivery.  Our scalable solutions enable wireless carriers to optimize bandwidth resources, lower operating expenses, cost-effectively deliver new revenue-generating data services, and effectively migrate to 2.5G and 3G networks with features and functionality added to digital cellular phones, such as Internet access and messaging.

          Access Bank® Products

          The Access Bank products are a line of multi-service terminals designed to deliver carrier-class voice and data services in a one-rack-unit chassis.  The Access Bank products provide a solution for major services, including voice only, voice and data over T1, and data over symmetrical digital subscriber line. The Access Bank products deliver quality services for Regional Bell Operating Companies (“RBOC”s), Incumbent Local Exchange Carriers (“ILEC”s), Interexchange Carriers (“IXC”s), and Internet service providers (“ISP”s).

          Access Bank I.  Released in June 1995, this product provides a solution for converting T1 digital access services from communications service providers to 12 or 24 individual analog telephone circuits at end user locations.  The Access Bank I incorporates an integrated T1 Channel Service Unit, which allows customers to plug in a T1 line without having to connect other external devices to perform service termination. Six different types of 12-channel telephone line interface circuit cards provide many popular voice service options while also delivering enhanced local services such as caller ID and distinctive ringing. The Access Bank I supports data services such as fax and high-speed modem traffic.  The Access Bank I is principally used by service providers for economical local service delivery, long distance service delivery using T1 access, digital service interconnection to PBXs and key systems, Internet modem pool connections to T1, branch office connectivity to T1, and rapid deployment of temporary telephone services.

          Access Bank II Voice and Data Multiplexer.  Released in November 1996, this product delivers twice the T1 capacity of the Access Bank I in the same size package, enabling service providers to integrate high-speed Internet service with multi-line voice service in a single unit. Each of the two T1 interfaces can accommodate current and future bandwidth requirements for a combination of facsimile, modem, high-speed Internet, voice, and PBX telephone services. The integral V.35 data interface and T1 interfaces offer connectivity for Internet access routers, enterprise routers, frame relay devices, video and other high-speed data applications. Service providers rely on the flexibility of the Access Bank II to deliver multi-line voice plus high-speed Internet connections to enterprise branch offices, small business customers, and medium-sized business locations. The Access Bank II also includes sophisticated management capabilities such as an optional Ethernet Simple Network Management Protocol (“SNMP”) and local area network management connection for configuration and monitoring.

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

          Wide Bank® Products

          The Wide Bank DS3 and STS-1 access products were engineered to replace old-generation equipment and significantly reduce the size and power requirements of older communications equipment. In addition, the Wide Bank products utilize new levels of software integration to provide a feature-rich and cost-effective platform supporting full high- and low-speed redundancy, hitless T3 and STS-1 network protection, built-in Network Interface Units and Bit Error Rate Test capabilities. The Wide Bank products also conform to the most popular management schemes used by our service provider customers, including SNMP via Ethernet, local or remote Command Line Interface and Transaction Language 1 (“TL1”). Certification to Network Equipment Building Systems (“NEBS”) enables installation in a wide array of service provider environments including CO and co-location facilities while the modular design permits a platform cost and configuration to be matched exactly to the service provider needs.

          Wide Bank 28/DS3 Multiplexer.  Released in November 1997, this product connects a high bandwidth digital T3 (672 telephone line equivalents) network access line to 28 T1 or 21 E1 service connections. The Wide Bank 28 allows communications service providers (wireline and wireless), ISP, enterprise, and government customers to consolidate multiple T1s or E1s into T3 services to reduce monthly access costs. The Wide Bank 28 also provides redundant T3 service distribution from digital radio connections, T1 service expansion from fiber multiplexers and connections from T3 incumbent local exchange carrier services to ISP remote access servers.  The Wide Bank 28 incorporates T1 Network Interface Unit functionality to eliminate additional equipment and installation labor costs for service providers. A Maintenance Service Option (“MSO”) is available for providing testing and maintenance capabilities without disruption of services by field technicians.

          Wide Bank 28 is NEBS Level 3 certified and offers features and performance in compliance with NEBS Level 3 criteria as outlined by Telcordia Technologies for CO equipment. The NEBS certification allows service providers to install the Wide Bank 28 in CO locations where the product is designed to operate under electrical and physical environmental stresses such as electromagnetic interference, high and low temperature range and earthquake and vibration conditions. The Wide Bank 28 offers multiple management options including Command Line Interface (“CLI”), TL-1 Management Control, and SNMP.  The SNMP interface has a number of customized enterprise MIB objects, and can be used with Valet™, a Java-based graphical user interface; NetworkValet™ Element

Management System, or other SNMP Network Management Systems, for ease of operations and management on the service providers’ network.

          Wide Bank 28/STS-1 Multiplexer.  Released in June 1999, this product cost-effectively delivers T1 service connections from SONET STS-1 electrical interfaces. This addition to our widely accepted and deployed Wide Bank 28 products offers new capabilities for high-bandwidth network access technology.

          The Wide Bank 28/STS-1 Multiplexer reduces the overall cost of deploying T1 services at service provider Local Digital Switch (“LDS”), collocation, Point-of-Presence (“POP”), Service Access Point (“SAP”) and on-network building locations. Our Wide Bank 28/STS-1 Multiplexer is designed to eliminate the additional expense of transmultiplexing T3 signals over SONET for fiber transport and reduce the amount of stranded bandwidth within the SONET shelf, while greatly decreasing the cost per T1 connection provided to service provider customers. High-capacity SONET add/drop multiplexers and digital radios can be more economically deployed to provide high-capacity T1 services.

          The Wide Bank 28/STS-1 Multiplexer optimizes valuable space in CO, co-location, or digital loop carrier cabinets. Services can be added in scalable quad T1 increments, suiting applications from small outside cabinets to large switching centers.

          The Wide Bank 28/STS-1 Multiplexer offers CLI, SNMP, and TL-1 management options as well as alarm reporting and performance monitoring to the Virtual Tributary 1.5 (VT1.5) tributary-based DSX-1 services, enabling service providers to gain the cost and management advantages of STS-1 interconnections in a very compact, scalable network product.

          Access Navigator® Products

          The Access Navigator products include the Access Navigator/DCS Service Manager, which provides a cost effective 1/0 cross-connect solution; the Access Navigator/GR-303 + Data Host, which provides an easy to manage GR-303 host solution; and the most recent addition to the product, the Access Navigator GR-303 + P-Phone. With both NEBS and customer premises certifications, Access Navigator products were designed to be located in service provider racks or on end-user customer walls such that they significantly reduce space, power and installation labor requirements as compared to old generation digital cross connect and channel service equipment.  Access Navigator products provide management access via RS-232 and Telnet CLI, Ethernet SNMP, Valet graphical user interface, NetworkValet Element Management System, and GR-303 EOC (for either GR-303 version).

          Access Navigator/ DCS.  Released in January 1999, this product provides a comprehensive solution for managing four to 32 T1 access connections in a highly integrated package. With the functions of a 1/0 digital cross connect system, plus demarcation testing, service providers are able to decrease maintenance costs and labor, while increasing service availability.

          Access Navigator/ GR-303 + Data Host.  Released in January 1999, this productoffers a highly integrated solution for combining multi-line local voice and data services on customer T1 access lines. In addition to the concentration and management of CLASS voice services and ISDN BRI services, the Access Navigator/GR-303 grooms fractional T1 data connections, including Internet traffic, from customer locations.  Its small footprint and low-power requirements open up a wide range of applications from the network core, to the network edge, and even into customer premises.

          Access Navigator/ GR-303 + P-Phone.  Released in March 2003, this product also helps carriers maximize utilization of T1 backhaul facilities and free unused bandwidth in fractional T1 links by combining Telcordia®-compliant GR-303 offer-subscription with 1/0 Digital Cross-connect System (“DCS”) for grooming and concentrating voice and data traffic.  The new capabilities of this product enable carriers to deliver enhanced Centrex services via Nortel Meridian Enhanced Business Sets (P-Phones) at much lower costs compared to traditional deployments.

          Adit® Products

          The Adit products are a line of multi-service digital access terminals that are used in wireless, wireline and enterprise market applications.  The Adit products are designed as a modular, scalable solution to help service providers deliver the technologies and services their customers are demanding.  Currently, the Adit products support features such as analog telephony; ISDN BRI; Centrex Services and high speed Internet and video.

          Adit 600.  First released in December 1999, Adit 600 is a multi-service terminal providing from 1 to 18 T1/E1 digital circuits from 4 to 48 voice channels.  It enables both existing and new voice and data services with a combination of IP and TDM technologies.  The Adit 600 product is designed as a modular, scalable, carrier-grade hardware and software solution with plug-in components for a wide-range of network end-user service options.  Current Adit 600 product offerings include Voice over IP (VoIP) Customer Media Gateway (CMG), 18 T1/E1 digital cross connect, distributed digital ISDN or P-Phone Centrex, Digital Data Service, multi-T1/E1 access routing, IP terminal server router, dual T1/E1 channel bank, ISDN, V.35 synchronous data, RS-232 asynchronous data, Ethernet service conversion, in-band IP management, and integrated power back-up protection.  The product is approximately the size of a shoebox and is sold in service-delivery applications at wireless cell sites, customer premises and central office locations.

          With the introduction of the CMG Service Card in June 2002, the Adit 600 platform can combine IP router functionality with the ability to translate circuit-based services into packet-based VoIP services, using softswitch control.  The Octal P-Phone Card and software, introduced in March 2003, enables service providers to deliver digital Centrex services over T1 access lines with support for Nortel Electronic Business Set (EBS/P-Phone) telephones, in addition to ISDN basic rate and analog Centrex phone support.  This new product offering in combination with software in the Access Navigator CO product, enables digital Centrex service delivery using low-cost T1 access lines to customer premises locations, as an alternative to individual copper lines previously needed for each Centrex telephone user.

          Adit 105.  Released in December 2000, this product is designed to enable deployment of integrated voice and data DSL services.  The Adit 105 supports delivery of up to eight telephone line equivalents of voice services plus Ethernet data over xDSL transport interfaces using ATM.  The Adit 105 works with several standard–based ATM voice gateway platforms.

          BroadmoreTM Products

          The Broadmore products enable service providers to extend their capital budgets, reduce their operating costs, and accelerate service availability. They provide cost efficient transport of traditional services across ATM Networks.

          Broadmore 1750.  Released in October 2000, this product brings the proven cost-efficiency and high performance of ATM networks to TDM-based DS3 service creation. By encapsulating TDM-based traffic within ATM cells using standards-based Circuit Emulation Service (“CES”), the Broadmore 1750 allows traffic to be transported over Permanent Virtual Circuits (“PVC”s) or Switched Virtual Circuits (“SVC”s). Concurrently, it concentrates lower-speed DS3 circuits onto a single high-speed OC-12c/STM-4c optical ATM circuit. The Broadmore 1750 provides carrier-class reliability in its 17-slot chassis through 1+1 SONET automatic protection switching (“APS”), 1:4 DS3 drop-side protection, fully redundant CPU, common equipment, and power supplies.

          Broadmore 1700.  Released in October 2000, this product offers an economical means of provisioning, grooming, and routing DS3, T1, E1, E3 and high-speed serial data circuits using logical ATM connections. The cost and complexities of equipping and managing SONET and Digital Cross-Connect (“DCS”) circuits are replaced by the speed, capacity, and cost improvements of logical ATM circuit provisioning—leveraging existing SONET optical networks. The Broadmore 1700 converts and aggregates TDM circuits—such as T1, E1, DS3, and E3 — into OC-3c/STM-1c or OC-12c/STM-4c ATM connections. TDM to ATM conversion is accomplished using standards-based ATM CES supporting both PVC’s and SVC’s. The integrity of TDM traffic is maintained, while providing the benefits and efficiency of ATM transport for converged voice and data access networks.

          Broadmore 500.  Released in October 2000, this product offers, in a five slot chassis, an economical means of provisioning common TDM and serial data circuits through an ATM network without incurring the costs typical of large, full-featured ATM core switches.  Simple ATM circuit provisioning replaces the complexities of configuring and managing more complex SONET and Digital Cross-connect Systems (DCS).  Conversion to ATM is performed using standards-based ATM CES with support for both PVC’s and SVC’s.

          ValetTM Products

          Valet.  Released in January of 2000, this product is a local configuration and provisioning software tool which increases installer productivity by simplifying the tasks of deployment and maintenance of network elements.  Valet is a Java Ô-based GUI that requires minimal training and technical expertise.

          Valet supports our following Network Elements:

•	Access Bank II
•	Access Navigator
•	Adit 105
•	Adit 600
•	Adit 600 Router Service Card
•	Wide Bank 28/DS3
•	Wide Bank 28/STS-1

          Valet resides on the installer’s laptop computer and connects directly to our products through Ethernet management interfaces.  Using the intuitive point-and-click product-specific GUIs allows for quick completion of the installation, configuration and provisioning process.  Valet handles the circuit configuration process for various types of service, system setups and connections required by on-site technicians, enabling rapid service deployment. Network operators can manage diverse product configurations through displays of existing configurations.

          NetworkValetTM.  Released in March 2001, this product is a full-features Element Management System (“EMS”) designed to meet the transport and access-management needs of service providers.  With a user-friendly GUI, NetworkValet is built on a JavaTM framework that is CORBA®-compliant and Operational Support Systems (“OSS”) capable.  Network managers can remotely monitor our deployed network elements through the most widely employed interfaces, including SNMP, TL1, CLI, and CORBA. The result is a remote management solution that enables productive and cost-effective management, monitoring, configuration, and provisioning of our devices throughout the network.

          With NetworkValet, customers deploying Access Bank II, Access Navigator, Adit 105, Adit 600, and Wide Bank 28 products can decrease the cost of ownership by reducing the number of service callsrequired for routine configuration, maintenance and troubleshooting activities. Remote product configuration and provisioning for carrier-quality voice, high-speed data and broadband Internet access services can be accomplished down to the DS0 level from the Network Operations Center (“NOC”).  NetworkValet automatically detects our new elements, allowing most users to begin managing these elements after completing the basic configuration process. NetworkValet receives alarms associated with line outages, downed links, and failed cards directly from the network elements as they occur in real-time.  The built-in topology view can group elements geographically by region, state, city, building, or sub-network, providing drill-down network views and simplifying troubleshooting and element management.

          Service providers can count on NetworkValet’s security features to safeguard their valued network elements.  System or network administrators can customize user access based on the functionality they want to assign to users.

          AxxiusTM Products

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

Customers

          To date, a significant portion of our sales are made to distributors who resell our products to communications service providers, such as ILECs, wireless service providers, competitive carriers, ISPs, independent operating carriers and utilities who provide enhanced voice and high-speed data and Internet services to end-user businesses. In addition, we sell our products through direct sales to this same customer base principally through volume purchase agreements.

          Since 1998, our products have been used; by over 2,500 end users; however, our revenues have historically been concentrated among a small number of distributors and service provider customers that have historically accounted for a majority of our net revenue. For example, with respect to our distributors, Walker & Associates (“Walker”) accounted for 16% of net revenue in 2002. With respect to direct service provider customers, XO Communications, Inc. (“XO”) accounted for 13% of net revenue in 2002.    The loss of any one or more of these distributors or service provider customers could have a material adverse effect on our revenue.

Sales, Marketing and Customer Support

          Sales. We currently use a leveraged sales model consisting of (1) sales to distributors and (2) a direct sales and sales engineering force, which works with strategic accounts and with our distributors to identify potential customers and provide pre- and post-sales support to our service provider customers and other end-users. Sales to distributors accounted for approximately half of our revenue for the year ended December 31, 2002.  We typically ship products soon after receipt of the customers’ orders and, accordingly, backlog has typically not been significant.

          Third-Party Distributors. Our distributors are responsible for fulfilling product orders, warehousing product, and identifying potential customers. We establish relationships with distributors through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the distributors, do not prevent the distributors from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of our products, although the contracts may be terminated at our discretion if specified sales targets and end-user satisfaction goals are not attained. We occasionally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights, we do not provide our distributors with general product return rights. We have limited knowledge of the financial condition of certain of our distributors; however, we are aware that some of our distributors have limited financial and other resources, which could impair their ability to pay us. For example in 2002, one of our distributors filed for bankruptcy protection requiring us to write off certain accounts receivable. It is possible that we may incur additional bad debt in the future or that such bad debt incurred in connection with credit sales to these distributors may exceed our bad debt reserves or that the financial instability of one or more of our distributors may harm our business, or results of operations. We have limited knowledge of the inventory levels of our products carried by our distributors, and our distributors have in the past reduced, and may in the future reduce, planned purchases of our products due to overstocking. Moreover, distributors who have overstocked our products have in the past reduced, and may in the future reduce, their inventories of our products by selling such products at significantly reduced prices. Any such reduction in planned purchases or sales at reduced prices by distributors in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business.  In addition, three times a year, certain distributors are allowed to exercise stock rotation rights up to a maximum of 15% of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date.

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

          Direct Sales. A significant portion of the sales of our products is made through direct sales. As a result, our continued success depends on building and maintaining good relations with our direct customers.  We typically sell to these customers on credit.  We have limited knowledge of the financial condition of certain of our direct customers; however, we are aware that some of our direct customers have limited financial and other resources, which could impair their ability to pay us. Allowances are provided for our estimate of accounts receivable that we believe ultimately may not be collected.  For example, one of our direct customers filed for bankruptcy protection in 2002 requiring us to write off certain accounts receivable. It is possible that we may incur additional bad debt in the future or that such bad debt incurred in connection with credit sales to these direct customers may exceed our bad debt reserves or that financial instability of one or more of our direct customers may harm our business or results of operations. Any reduction in planned purchases by direct customers in the future could harm our business.  In addition, we grant certain of our direct customers “most favored customer” terms, pursuant to which we have agreed to not knowingly provide another direct customer with similar terms and conditions a better price than those provided to the existing direct customer, without offering the more favorable prices to the existing direct customer. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which would harm our business and results of operations. Our direct customers do not have any obligation to purchase additional products, and accordingly they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order. Any such termination, change, reduction or delay in orders would harm our business. In addition, certain direct customers are allowed to exercise stock rotation rights and limited return rights. While to date these returns have not had a material impact on our results of operations, these returns or stock rotation rights could harm our future operations.

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

          Marketing. Our marketing organization develops strategies for products and, along with the sales force, develops key account strategies and defines product and service functions and features. Marketing is responsible for sales support, handling requests for information, requests for quotes and requests for proposals, preparing in-depth product presentations, interfacing with operations, setting price levels, developing new services and business opportunities and writing proposals in response to customer requests for information or quotations. We engage in a number of marketing activities that include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, taking part in public relations activities with trade and business press and distributing sales literature, technical specifications and documentation in order to create awareness, market demand and sales opportunities for our products.

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

Competition

          There is intense competition in the telecommunications equipment market with a large number of suppliers providing a variety of products to diverse market segments. We believe that the principal competitive factors for products in our markets include:

•	lower initial and lifetime costs;

•	performance and reliability;

•	flexibility, scalability and ease-of-use;

•	breadth of features and benefits; and

•	end-to-end management systems.

We believe our product solutions compete favorably with respect to each of these factors.

          Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources.  Our principal competitors for our products include Adtran, Inc., Advanced Fibre Communications, Inc., Alcatel Alsthom Compagnie Generale d’Electricite, Cisco Systems, Inc., Lucent, Paradyne Corporation, Telect, Inc., Tellabs, Inc., VINA Technologies, Zhone Technologies and other small independent systems integrators and small private and public companies.  Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors who currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

          We spend significant engineering resources producing customized software and hardware to assure consistent high product quality. We test every product both during and after the assembly process using internally developed automated product assurance testing procedures. These procedures consist of automated board and automated system testing as well as environmental testing. Although we generally use standard parts and components for our products, many key components are purchased from sole or single source vendors for which alternative sources are not currently available. We caution you that it is possible that we may experience supply problems in the future from any of our manufacturers or vendors. We believe that there may be seasonal fluctuations in the placement of orders that may cause us to experience supply problems.  Any such difficulties could harm our business.

Research and Product Development

          We focus our development efforts on providing enhanced functionality to our existing products, including total network solutions and performance and the development of additional software-based features and functionality. Extensive product development input is obtained from customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing digital broadband access solutions and completing new products. We believe that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $28.7 million in 2000, $33.2 million in 2001, and $23.5 million in 2002. We perform our research and product development activities at our offices in Boulder, Colorado, Tulsa, Oklahoma, and Roanoke, Virginia.  Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

Patents and Proprietary Information

          As of December 31, 2002, we had been issued a total of nine U.S. patents and had 23 U.S. patents pending.  We have 11 U.S. trademark applications pending, and have nine trademarks registered. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If any such claims asserting that our products infringed proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.

          We rely upon a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We have also entered into confidentiality agreements with our employees and consultants and we enter into non-disclosure agreements with our suppliers and distributors so as to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely.   Based on the costs of obtaining foreign protection for our intellectual property as contrasted with the potential unenforceability of any such foreign protections, we suspended our activities related to obtaining international trademark and patent registrations.

Employees

          As of February 28, 2003, we employed 188 full-time employees in 26 states. No employees are covered by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relationships with our employees are good. The loss of any of our key management or technical personnel could harm our business. During 2002, we resized our employee base to focus on the largest opportunities in the ILECs, wireless, and global service provider markets.  This process included reducing our workforce from 453 full time employees at December 31, 2001, to 226 at December 31, 2002.

          Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees.  In an effort to attract and retain such employees, we continue to offer employee benefit programs that we believe are at least equivalent to those offered by our competitors.  Despite these programs, in the past we have experienced difficulties in hiring and retaining certain skilled personnel.  In critical areas, we have utilized consultants and contract personnel to fill these needs until full time employees could be recruited.

RISK FACTORS

          Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

We Have a Limited Operating History.

          We did not begin commercial deployment of our broadband digital access equipment until 1995.  Prior to 1997, we recorded only nominal product revenue.  Although we were profitable on an annual basis from 1997 to 2000, we have recently experienced net losses.  For example, in 2002, we had a net loss of $52.7 million.  As of December 31, 2002, we had an accumulated deficit of $19.6 million.  Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry.  Some of these risks include:

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

Our Quarterly Results Fluctuate Significantly, and Our Revenue Has Decreased.

          Although our revenues grew from fiscal 1998 to 2000, from 2000 to 2002 our revenues have decreased from $148 million to $50 million, respectively. Additionally, we experienced operating losses in the fourth quarter of 2000 and each quarter of 2001 and 2002.  We caution you that we may have revenue shortfalls again in the future.  Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future.  Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

•	the size of the orders for our products, and the timing of such orders;

•	the commercial success of our products, and our ability to ship enough products to meet customer demand;

•	changes in our pricing policies or the pricing policies of our competitors;

•	fluctuations in ordering due to increased direct sales to customers;

•	potential bad debt due to increased direct sales;

•	seasonal fluctuations in the placement of orders;

•	potential obsolescence of existing inventory;

•	changes in the capital budgets of our service provider customers;

•	changes in our distribution channels;

•	potential delays or deferrals in our product implementation at customer sites;

•	fluctuations in orders due to the amount of distributor inventory;

•	technical problems in customizing or integrating our products with end-users’ systems, and potential product failures or errors;

•	certain government regulations; and

•	general economic conditions as well as those specific to the communications equipment industry.

          A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases  The timing of these orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur.  Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment.  We have experienced cancellations and delays of orders in the past, and we expect to continue to experience order cancellations and delays from time to time in the future.  Any shortfall in orders would harm our operating income for a quarter or series of quarters, especially because operating expenses in a quarter are relatively fixed.  These fluctuations could affect our profitability and the market price of our common stock.

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

We Depend on Service Providers for Substantially All of Our Business.

          Our historical customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, ISPs, independent operating carriers (“IOCs”), RBOCs and wireless service providers The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the “1996 Act”). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services.  The ability of service providers to fund such expenditures often depends on their ability to obtain sufficient financing.  Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States.  If our current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted.  If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

          In addition, many of the industries in which the service providers operate have recently experienced financial restructuring, consolidation, or bankruptcy.  In particular, many telecommunication service providers have recently acquired, been acquired, or merged with ISPs or other service providers.  The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.

Our Customers are Subject to Heavy Government Regulation in the Telecommunications Industry, and Regulatory Uncertainty May Have a Material Adverse Effect on Our Business.

          Competitive local exchange carriers are allowed to compete with RBOCs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on ILECs to open their local telephone markets to competition.  Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties.  Such uncertainties include actions by the Federal Communications Commission (“FCC”), judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by RBOCs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors.  Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

          We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the FCC for the purpose of implementing the 1996 Act.  Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act and we cannot assure that Congress will not propose changes to the Act.  This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products.  Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment.  Furthermore, we may decide to modify our products to meet anticipated changes.  Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

Our Markets are Highly Competitive and Have Many Established Competitors.

          The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry.  Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources.  Our principal competitors for our products include Adtran, Inc. Advanced Fibre Communications, Inc, Alcatel Alsthom Compagnie Generale d’Electricite (“Alcatel”), Cisco Systems, Inc. (“Cisco”), Lucent, Paradyne Corporation, Telect, Inc., Tellabs, Inc., VINA Technologies, Zhone Technologies and other small independent systems integrators and small private and public companies.  Most of these companies offer products competitive with one or more of our product lines.  These equipment suppliers either have products or are making an entry into this area.  We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

We Are Substantially Dependent on Our Distribution Channels.

          To date, approximately half of the sales of our products have been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end-users’ sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

•	In 2002, Walker accounted for 16% of net revenue.

•	In 2001, Walker accounted for 23% of net revenue.

•	In 2000, Walker and ADC accounted for 17% and 16% of net revenue, respectively.

          We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or continue to experience reduced sales to such distributors, our business would be harmed.

          We have limited knowledge of the financial condition of certain of our distributors. We are aware, however, that some of our distrubutors have limited financial and other resources that could impair their ability to pay us. For example, we incurred bad debt from one of our distributors, C & L Communications, Inc., because it declared bankruptcy in 2002. Although we have increased our reserves for bad debts, based upon these and other factors, we cannot assure that any future bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not continue to harm our business, financial condition, or results of operations.

          We generally provide our distributors with limited stock rotation and price protection rights. Other than limited stock rotation rights and certain limited return rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our distributors. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year, certain distributors are allowed to exercise stock rotation rights up to a maximum of 15% of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns.

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

          We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers have limited financial and other resources that could impair their ability to pay us. For example in 2002, one of our direct customers filed for bankruptcy protection and we incurred bad debt as a result.  Another direct customer which accounted for 13% of our net revenues in 2002, has restructured its operations and experienced financial difficulty, and it may not be in a position in the future to continue its historic purchase levels.  We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to harm our business, financial condition, or results of operations.  In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

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

General Economic Conditions Could Continue to Harm our Business

          We continue to be affected by adverse changes in general economic conditions, which have resulted in, and may continue to result in, reductions in capital expenditures by the end-user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition.  These factors materially impacted our business most severely in the fourth quarter of 2000, and have continued to have an impact throughout 2001 and 2002.  If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations.  In addition, in the last two years, some service providers that were among our principal customers experienced capital budget constraints resulting from their financial troubles.  These financial troubles, combined with service delays, slowed the expected growth in this market.  If service providers continue to experience problems, our business may continue to be adversely impacted.

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

We Must Maintain and Expand Our Current Distributor Customer Base.

          Most of our existing distributors also currently distribute the products of our competitors.  Some of our existing distributors may in the future distribute or use other competitive products.  We cannot assure you that we will be able to attract and retain a sufficient number of our existing or future distributors and direct customers or that they will recommend or continue to use our products or that our distributors will devote sufficient resources to market and provide the necessary customer support for such products.  In the event that any of our current distributors or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

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

Our Ability to Meet Customer Demand Depends on the Availability of Our Components.

          Our distributors and direct customers frequently require rapid delivery after placing an order.  Delays in shipment by one of our suppliers have led to lost sales and sales opportunities in the past and may continue in the future.  Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms, and general market demand for components.  If distributor orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders.  Any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders.  Such delays could harm our business.

Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays.

          We currently use several independent manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies.  Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, and costs.  Some of our manufacturers and suppliers are undercapitalized, and such manufacturers or suppliers may be unable in the future to continue to provide manufacturing services or components to us.  If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of nine months.  We cannot assure that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis, if available.  Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our business, financial condition, or results of operations.  Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would harm our business.

Our Executive Officers and Certain Key Personnel Are Critical to Our Business, and These Officers and Key Personnel May Not Remain With Us in the Future.

          Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace.  In particular, the loss of Roger L. Koenig, President and Chief Executive Officer, our co-founder, could harm us.  We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel.  We do not have employment contracts with any of our key personnel.  The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

Our Growth is Dependent on Our Introduction of New Products and Enhancements to Existing Products, Failure to Bring New Products to Market, and Any Delay in Customers’ Adoption of Our New Products Could Adversely Affect Our Business.

          Our successes depends on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end-user requirements and emerging industry standards.  However, we cannot assure you that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards.  We intend to continue to invest in product and technology development.  We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end-user frustration and delay or loss of net revenue.  It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance.  Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products.  Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

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

We Face Risks Associated with Acquisitions.

          In 2000, we acquired Millennia Systems, Inc. (“Millennia”) and certain product lines of Litton Network Access Systems, Inc. (“LNAS”). We may acquire or make similar such investments in complementary companies, products, or technologies in the future.  If we buy a company, we could have difficulty integrating that company’s personnel and operations.  Furthermore, the key personnel of the acquired company may decide not to work for us.  If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations.  These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.  We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, or issue equity securities to pay for any future acquisitions.  The issuance of equity securities in connection with such acquisitions could dilute our existing stockholders’ ownership.

          We cannot assure that we will be successful in overcoming these or any other significant risks encountered in any acquisition we may make.  The failure to achieve the anticipated benefits of these or any future acquisitions, or to successfully integrate the acquired operations, could harm our business and results of operations.

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

          Our agreements with our distributors and direct customers typically contain provisions designed to limit our exposure to potential product liability claims.  However, it is possible that the limitation of liability provisions contained in our agreements may not be effective or adequate under the laws of certain jurisdictions.  It is also possible that our errors and omissions insurance may be inadequate to cover any potential product liability claim. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future.  A successful product liability claim brought against us could harm our business.

A Longer Than Expected Sales Cycle May Affect Our Revenues and Operating Results.

          The sale of our broadband digital access products averages approximately four to twelve months in the case of service providers, but can take significantly longer in the case of RBOCs and other end-users.  This process is often subject to delays over which we have little or no control, including (1) a distributor’s or a service provider’s budgetary constraints, (2) distributor or service provider internal acceptance reviews, (3) the success and continued internal support of a service provider’s own development efforts, and (4) the possibility of cancellation or delay of projects by distributors or service providers.  In addition, as service providers have matured and grown larger, their purchase process may have become more institutionalized, and thus it may become increasingly difficult, and may require more of our time and effort, to gain the initial acceptance and final adoption of our products by these end-users.  Although we attempt to develop our products with the goal of facilitating the time to market of our service provider’s products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a service provider’s own internal deployment program.  Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities, and slower than anticipated growth in demand for our products.  A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

          We require substantial working capital to fund our business.  As of December 31, 2002, we had approximately $25.7 million dollars in cash and short-term investments.  We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months.  However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors.  If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.  Additional financing may not be available when needed on terms favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

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

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect Us.

          We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights.  As of December 31, 2002, we have been issued a total of nine U.S. patents and had 23 U.S. patents pending.  We have 11 U.S. trademark applications pending and have nine trademarks registered.  We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information.  However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary.  Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S.  Based on the costs of obtaining foreign protection for our intellectual property as contrasted with the potential unenforceability of any such foreign protections, we suspended our activities related to obtaining international trademark and patent registrations. We cannot assure you that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have.  Any such events could harm our business.

          The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement.  As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others.  From time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to us.  We have no assurance that any future claims, if determined adversely to us, would not harm our business.  In our distribution, resale and OEM agreements, we agree to indemnify distributors and service provider customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks, or copyrights of third parties.  In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from the distributor.

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

Our Stock Price Has Been Highly Volatile.

          The market price of our common stock has been, and is likely to continue to be, subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or recommendations by securities analysts, regulatory developments, and other events or factors.  In addition, the stock market in general, and the market prices of equity securities of many high technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies.  These broad market fluctuations may harm the market price of our common stock.  Our stock price and the stock market in general have been particularly volatile in recent quarters and may continue to be volatile in the future.

We are Controlled by a Small Number of Stockholders.

          The members of our Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 57% of our outstanding shares of common stock.  In particular, Mr. Koenig and Ms. Pierce, each a Director and our President and Chief Executive Officer, and Secretary and Corporate Development Officer respectively, are married and together beneficially own approximately 56% of our outstanding shares of common stock.  Accordingly, these two stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions.  This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

If We Are Unable to Maintain Our Nasdaq National Market Listing, the Liquidity of Our Common Stock Could Be Seriously Impaired.

          The Nasdaq National Market (“Nasdaq”) requires companies trading on that exchange to meet certain continued listing requirements.  Among other things, a Nasdaq-traded company’s  stock price must not close below the minimum bid price closing requirement of one dollar for thirty (30) consecutive trading days.  Additionally, the market value of a Nasdaq-traded company’s publicly held shares must not fall below a minimum of $5,000,000 for thirty (30) consecutive trading days.

          On August 30, 2002, we received notice from Nasdaq that our common stock had failed to maintain Nasdaq’s minimum bid price closing requirement of $1.00 for thirty (30) consecutive trading days.  The notice also informed us that if we were unable to demonstrate compliance with this requirement by maintaining a closing bid price of at least $1.00 for ten (10) consecutive trading days during the ninety (90) calendar days ending November 29, 2002, our common stock may be subject to delisting from Nasdaq.   We received a Nasdaq Staff Determination on December 6, 2002, which indicated that we failed to comply with Nasdaq’s minimum bid price requirement for continued listing as set forth in Marketplace Rule 4450(a)(5).  Accordingly, our securities are subject to delisting from Nasdaq.  We subsequently requested and were granted a hearing before a Nasdaq Listing Qualification’s Panel (the “Panel”) to appeal the determination and to be granted an exception to the minimum bid price requirement.  On February 13, 2003, the Panel determined to continue the listing of our securities on Nasdaq until April 14, 2003.  On March 26, 2003, the Panel extended the period in which we must comply with the minimum bid price requirement to June 24, 2003. Accordingly, if by June 24, 2003, we have not maintained a minimum bid price of $1.00 for ten consecutive business days, or if certain proposed rules relating to extended periods for complying with the minimum bid price requirement have not been adopted, it is possible that our common stock will be delisted from the Nasdaq National Market.

          On September 24, 2002, we received notice from Nasdaq that the market value of publicly held shares had fallen below the minimum of $5,000,000 for thirty (30) consecutive trading days.  The notice also informed us that if we were unable to demonstrate compliance with this requirement by maintaining a market value of a minimum of $5,000,000 for ten (10) consecutive trading days during the ninety (90) calendar days ending December 23, 2002, our common stock may be subject to delisting from Nasdaq.  We requested that this determination be reviewed and retracted by the Nasdaq National Market and provided the Nasdaq with additional information to demonstrate our compliance with this listing requirement on November 12, 2002.  On December 6, 2002, we were notified by the Nasdaq National Market of our compliance with the minimum market value of publicly held shares requirement as set forth in Marketplace Rule 4450(a)(2).

          If our common stock is delisted from the Nasdaq National Market, it would limit the liquidity of our common stock and could limit our potential to raise future capital through sale of our common stock, which could harm our business.

ITEM 2.      PROPERTIES

          Our principal administrative, sales and marketing, research and development, and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease expiring December 31, 2009. As of December 31, 2002, the annual base rent for this facility was approximately $800,000.

          We lease three other facilities in Boulder, Colorado. Approximately 7,500 square feet of space is our former office and is leased through June 30, 2007. We are seeking a sublease for this space.  We lease approximately 39,000 square feet of manufacturing and warehouse space in a facility located outside of Boulder under a lease that expires on December 31, 2005.  We have a lease for a warehouse of approximately 57,000 square feet of space in Boulder, Colorado, which expires on November 22, 2005.  We are seeking a sublease for this space.

          In addition, we lease research and development facilities in two other states:  Oklahoma and Virginia.  Our space in Tulsa, Oklahoma, consists of approximately 18,000 square feet of space with an expiration date of April 30, 2005. We are currently occupying approximately 14,000 square feet of this space and are seeking a sublease for the remaining approximate 4,000 square feet. Our lease consists of approximately 17,000 square feet of space in Roanoke, Virginia, with an expiration date of November 30, 2007.  We are currently occupying approximately 7,000 square feet of this space and are seeking a sublease for the remaining approximate 10,000 square feet.

          In October 2002, we closed a research and development facility in Camarillo, California.  The Camarillo lease consisted of approximately 14,500 square feet and expires on August 31, 2005.  We are currently seeking to sublease that space.

          We lease one small office for our field sales and support organization located in Greensboro, North Carolina.

          We believe that our current facilities are adequate to meet our needs through the next twelve months.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.”

ITEM 3.      LEGAL PROCEEDINGS

          On December 28, 2001, SCI, Inc., one of our manufacturers, filed a breach of contract claim for $4.5 million against us in Alabama Circuit Court based on an inventory-purchasing dispute.  On September 18, 2002, we settled this claim and entered into a manufacturing arrangement for our Broadmore product.

          On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim, and other related claims,  for a total of $13.4 million against us in District Court, County of Adams, Colorado, based on an inventory-purchasing dispute.  On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million.  We currently have insufficient information to make an estimate of the outcome of this litigation.  Therefore, no provision for any potential liability or asset that may result has been made in the consolidated financial statements. We intend to vigorously defend this lawsuit.

          We are involved in certain disputes and legal actions arising in the ordinary course of our business.  While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material effect on our consolidated financial position, results of operations, or cash flows.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages and positions of all our executive officers as of March 1, 2003 are listed below, followed by a brief summary of their business experience.  Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders and serve until their successors are appointed. There are no family relationships among these officers, other than between Mr. Koenig and Ms. Pierce, who are married, or any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Roger L. Koenig	48	President and Chief Executive Officer
Nancy Pierce	45	Corporate Development Officer, Secretary
Timothy R. Anderson	43	Chief Financial Officer, Vice President of Finance and Administration, Treasurer

          Roger L. Koenig. Mr. Koenig has served as President, Chief Executive Officer and Chairman of the Board since our formation in September 1992.  Prior to co-founding the Company, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, Inc., an equipment systems integration and consulting firm.  Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including that of Engineering Section Manager for Europe.  Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.

          Nancy Pierce.  Ms. Pierce has served as Corporate Development Officer since April 2000.  Ms. Pierce has also served as Secretary and a Director since our formation in September 1992.  Ms. Pierce previously held the positions of Corporate Controller, Chief Financial Officer, Vice President-Finance and Administration and Treasurer with the Company. Prior to co-founding the Company, Ms. Pierce served as the Controller of Koenig Communications, Inc., a systems integration and consulting firm.  Prior to joining Koenig Communications, Inc., Ms. Pierce held positions at IBM Corporation and ROLM Corporation.  Ms. Pierce also serves as a director on the Board of Directors of Koala Corporation. She holds a B.S. degree from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.

          Timothy R. Anderson.  Mr. Anderson has served as Treasurer, Chief Financial Officer and Vice President of Administration of Carrier Access since April 2000.  Mr. Anderson has served as the Vice President of Finance since July 1999.  Mr. Anderson previously held the position of our Corporate Controller from February 1996 to July 1999. Prior to joining Carrier Access, Mr. Anderson served as the Controller of RIK Medical LLC from September 1994 to February 1996.  Mr. Anderson received a B.S. in finance and an M.B.A. in accounting from the University of Colorado and is a Certified Management Accountant.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Market Price of and Dividends on the Registrant’s Common Equity.

          Our initial public offering was held on July 30, 1998 at a price of $12.00 per share. Our common stock is listed on the Nasdaq National Market under the symbol “CACS.” The table below sets forth the high and the low closing sales prices per share as reported on the Nasdaq National Market for the periods indicated.

YEAR ENDED DECEMBER 31, 2001	HIGH	LOW

First quarter ended March 31, 2001	$9.50	$5.03
Second quarter ended June 30, 2001	$8.19	$4.44
Third quarter ended September 30, 2001	$6.00	$2.69
Fourth quarter ended December 31, 2001	$3.88	$2.15

YEAR ENDED DECEMBER 31, 2002	HIGH	LOW

First quarter ended March 31, 2002	$4.92	$3.00
Second quarter ended June 30, 2002	$3.36	$1.11
Third quarter ended September 30, 2002	$1.27	$0.50
Fourth quarter ended December 31, 2002	$0.76	$0.37

          On February 28, 2003, the last reported sale price of the Registrant’s common stock was $0.99 per share. As of February 28, 2003, there were approximately 100 record holders of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to accurately estimate the total number of stockholders represented by these record holders. We have never declared cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

          The information required by this item regarding our equity compensation plans is set forth in Item 12 of this report.

ITEM 6.      SELECTED FINANCIAL DATA

          The selected financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements. The information set forth below should be read in connection with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Consolidated Financial Highlights

	As of or for the Year Ended December 31,

	(In thousands, except per share data)
	1998	1999	2000	2001	2002

Revenue, net	$48,133	$108,815	$148,050	$100,706	$50,247
Gross profit	$25,066	$63,316	$81,281	$46,616	$17,102
Operating income (loss)	$9,437	$33,106	$23,269	$(27,051)	$(52,267)
Net income (loss)	$6,949	$23,565	$18,550	$(14,855)	$(52,655)
Net income (loss) available to common stockholders	$5,363	$23,565	$18,550	$(14,855)	$(52,655)
Income (loss) per share:
Basic	$0.29	$0.98	$0.76	$(0.60)	$(2.13)
Diluted	$0.28	$0.93	$0.74	$(0.60)	$(2.13)
Working capital	$60,571	$90,153	$99,851	$91,597	$57,189
Total assets	$72,313	$108,345	$154,999	$133,017	$78,230
Stockholders’ equity	$63,358	$97,234	$132,797	$118,593	$66,114

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

          This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, our anticipated product offerings, expectations regarding selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, and operating costs and expenses.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the “Risk Factors” section in Item 1 of this report, as well as our other periodic reports on Form 10-Q filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-K.

Overview

          We were incorporated in September of 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the introduction of the Access Bank products. In the fourth quarter of 1997, we began commercial deployment of our Wide Bank products and in January of 1999, we began commercial deployment of our Access Navigator products. In December of 1999, we began deployment of the first of our Adit products, and in October of 2000, we acquired the Broadmore products.  The Axxius product started commercial deployment in June of 2002.  Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets.

          Our net revenue is derived from the sales of broadband digital access equipment and accessories. Most of the sales of our products have historically been through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as identifying potential service provider customers and, in some cases, customizing and integrating our products at end-users’ sites.  In addition, significant portions of the sales of our products are currently being made through direct sales, and reseller and OEM arrangements.

          We believe that average selling prices and gross margins for our products will decline as such products mature, and as competition intensifies, among other factors.  In 2002, we reduced the price of our Wide Bank, Adit, and Access Bank products, and we expect to make further price reductions in 2003 with respect to certain Wide Bank, Adit, and Access Bank products. In addition, discounts to distributors, OEMs, and direct customers vary among product lines and are based on volume shipments, which affect gross margins. We believe our gross margins are likely to fluctuate based on production levels, product type and channel mix. Gross margins will also likely be reduced from time to time by new product introductions.

          In August of 2000, we acquired all of the issued and outstanding common stock of Millennia for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $400,000 for total consideration of approximately $9.8 million.  Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets and was being amortized on a straight-line basis over periods ranging from three to five years.  In the third quarter of 2002 an analysis of the value of the goodwill and other intangibles indicated that the value had been impaired, so we recorded an impairment charge of $7.1 million.

          In October of 2000, we acquired the ATM product lines of LNAS located in Roanoke, Virginia.  The new Carrier Access Broadmore product supplies OC-3c, DS-3, and T1/E1 services via broadband ATM service provisioning and management for commercial and government applications.  We acquired the product lines for cash of approximately $8.6 million. Based on the purchase price allocation, approximately $8.0 million was allocated to goodwill and other intangible assets that are being amortized on a straight-line basis over periods ranging from three to five years.  We review our goodwill annually for potential impairments, or more often if events or circumstances indicate a potential impariment may exist.  During the third quarter of 2001, the projected demand for the commercial version of the Broadmore product line decreased significantly.  As a result of such decline in demand, the Company determined that goodwill and other intangible assets associated with the acquisition were impaired and recorded an impairment charge of $4.2 million in the third quarter of 2001.  In the third quarter of 2002, continued decline in market demand indicated that an additional impairment was necessary and we recorded a charge of $1.9 million representing the remaining goodwill on this product line.

          In December 2002, we completed a restructuring plan designed to reduce our expenses to be more in line with anticipated revenue.  Included in this plan were reductions in salary related expenses, facility closures or downsizing, and disposal of excess or unused assets.  As a result of these expense reductions, we took a charge in the fourth quarter 2002 of $2.8 million.  Our $2.8 million restructuring charge included $800,000 for the impairment for certain capitalized assets that were either abandoned or are no longer in use and are held for sale. The charge will result in an aggregate $2 million cash outlay.  We paid approximately $400,000 of this charge in the fourth quarter of 2002 and expect to pay $500,000 in the first quarter of 2003.  The remaining portion will be paid over the subsequent four quarters.

          Net Revenue and Cost of Sales

	Year Ended December 31,

(In thousands)	2000	2001	2002

Net revenue	$148,050	$100,706	$50,247
Cost of sales	66,679	54,090	33,145

          For the year ended 2002, our net revenue decreased to $50.2 million from $100.7 million and $148.1 million for the years ended December 31, 2001 and 2000, respectively. The decreases in net revenue in 2001 and 2002 were due to decreases in the number of units of our products sold and price decreases in some of our products which were primarily caused by overall economic weakness and capital market constraints impacting telecommunication service providers and continued downturns in the telecommunications sector in 2002. A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases.  Our net revenue continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, ordering patterns of distributors, OEMs and other direct customers.  We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results and we anticipate that such fluctuations will occur in the future.

          During 2002, approximately half of our revenue was derived from the sales of our products through our distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In 2002, Walker, a distributor, accounted for 16% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers.  In 2002, one of these competitive carrier end-user customers, XO, accounted for 13% of our net revenue for the year ended December 31, 2002.  A decrease in sales to XO could have a material adverse effect on our business.  Although XO has completed restructuring its operations, it may not be in a position in the future to continue its current purchase levels.

          Cost of sales was $33.1 million for 2002 compared to $54.1 million for 2001, and $66.7 million for 2000. The decrease in 2002 was primarily attributable to decreased product shipments, partially influenced by cost reductions in existing product platforms, and partially offset charges taken in 2002 for slow moving and excess inventory.  In 2001, the decrease in cost of sales was primarily attributable to decreased product shipments, and was partially offset by charges taken that year for excess and slow moving inventory.

          Gross Margins

	Year Ended December 31,

(In thousands)	2000	2001	2002

Gross profit	$81,281	$46,616	$17,102
Gross margin	55%	46%	34%

          Our gross profit for 2002 was $17.1 million, a decrease of $29.5 million from the gross profit of $46.6 million in 2001. Gross margin decreased to 34% in 2002 from 46% in 2001 and 55% in 2000. The decrease in gross margin was driven primarily by reduced revenues, charges taken for slow moving and excess inventory, as well as changes in product mix. Our gross margins vary among products. Gross margins were also impacted by lower production volumes, decreases in selling prices, and increased overhead expenses.  These decreases in gross margins in 2002 were partially offset by product cost reductions.  Gross profit in 2001 decreased $34.6 million from a gross profit of $81.3 million in 2000. This decrease was caused by the decreased shipments of our products and by charges taken for slow moving and excess inventory.

          We believe that gross margins could continue to decrease if sales of our products decline and if additional pricing declines occur in our products at a greater rate than anticipated cost reductions or if we incur additional charges for slow moving and excess inventory.  New product introductions could also harm gross margins until production volumes increase.  We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide Bank products and Adit products have decreased in the past two years.  These decreases were due to unfavorable general economic conditions and the introduction of competitive products.  In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins.  As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix.  Furthermore, gross margins will likely be reduced from time to time as a result of new product introductions by our competitors and us.

          Research and Development Expenses

	Year Ended December 31,

(In thousands)	2000	2001	2002

Research and development expenses	$28,697	$33,205	$23,536
As a percentage of net revenue	19.4%	33.0%	46.8%

          Research and development expenses decreased to $23.5 million in 2002 from $33.2 million in 2001. This decrease of $9.7 million was primarily due to reduced personnel and, to a lesser extent, reduced expenditures for prototyping and regulatory compliance.  Research and development expenses increased from $28.7 million in 2000 to $33.2 million for 2001. This increase of $4.5 million was primarily attributable to an increase in the number of personnel engaged in the development of new products, specifically the Adit 600 and Adit 105 products, the acquisition of two research and development facilities in Roanoke, Virginia and personnel added for enhancing our existing products.  We expect the amount of research and development expenses to decrease in 2003 as a result of our fourth quarter 2002 restructuring.

          Selling, General and Administrative Expenses

	Year Ended December 31,

(In thousands)	2000	2001	2002

Sales and marketing expenses	$20,035	$23,299	$18,254
General and administrative expenses	7,877	9,034	15,388
Goodwill and intangible asset amortization	906	3,460	216
Restructuring charge	—	—	1,981
Asset impairment charges	—	4,220	9,795

Total selling, general and administrative expenses	$28,818	$40,013	$45,634
As a percentage of net revenue	19.5%	39.7%	90.8%

          Selling, general and administrative expenses increased to $45.6 million in 2002 from $40.0 million in 2001.   Sales and marketing expense decreases reflect the effect of downsizing and restructuring.  In addition, there was decreased marketing activity in customer support, advertising, and trade shows. General and administrative expenses increased in 2002 due to charges taken for bad debt reserves and a charge related to a settlement for an inventory-purchasing dispute.  We implemented a restructuring plan in the fourth quarter of 2002, and anticipate that as a result, selling, general and administrative expenses will slightly decrease over the next few quarters.  Selling, general and administrative expenses including goodwill amortization and asset impairment charge increased to 91% of revenue in 2002 from 40% of revenue in 2001.

          For the year ended 2001, selling, general and administrative expense increased $11.2 million to $40.0 million.  Marketing expense increases reflected increased hiring and marketing activity with respect to the introduction of the Access Navigator, Adit 600 and Adit 105 products, customer support, advertising and trade shows.  The increase in sales expenses was the result of our expanded sales activities and an increase in the size of the sales force and a corresponding increase in sales salaries and bonuses.  General and administrative expenses increased in 2001, in part, due to the amortization of goodwill and other intangibles related to the acquisitions of Millennia and the ATM product lines from LNAS as well as because of asset impairment charges of $4.2 million related to goodwill.

          Stock-Based Compensation

          As discussed in Note 1 to the Consolidated Financial Statements, we account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During 1997 and the six months ended June 30, 1998, we granted options to employees with exercise prices less than the fair market value per share based upon our previous preferred stock offerings and the estimated price per share in the initial public offering. Accordingly, we recorded deferred compensation expenses totaling approximately $3.1 million.   In connection with the acquisition of Millennia, we granted options with exercise prices below the fair market value of our common stock on the date of the grant.  We recorded deferred compensation expense totaling approximately $877,000 for these stock options.  Compensation expense is  recognized over the 48-month vesting period of the options. Compensation expense totaled approximately $497,000, $449,000, and $199,000, for 2000, 2001, and 2002, respectively.  At December 31, 2002, the unamortized balance of the deferred compensation charge was $64,642.  It is our intention to grant future stock options with exercise prices equal to the fair value of the underlying common stock on the date of grant.

          Interest and Other Income

          Interest and other income decreased to $714,000 in 2002 from $1.6 million in 2001. This decrease of $921,000 was due to interest income earned on lower cash and cash equivalent balances as well as lower interest rates. Interest and other income decreased to $1.6 million in 2001 from $3.5 million in 2000, due primarily to lower interest income earned on lower cash and cash equivalent balances.

          Income Taxes

          For 2002, our effective combined federal and state income tax rate was (2%), compared to an income tax rate of 41.6% for 2001.  In the second quarter of 2002, we determined that it was not more likely than not, based on our recent taxable losses, projections of future taxable income and the reversal of deferred tax liabilities, that our deferred tax assets would be realized.  As a result, we recorded a valuation allowance of $12.8 million on our deferred tax assets.  We recorded an additional valuation allowance of $4.3 million in the second half of 2002 to reduce the additional deferred tax assets generated during that period.  In both 2001 and 2000, we realized a tax benefit from research and experimentation tax credits, which increased the effective rate of the tax benefit in 2001, and reduced the effective rate of our tax expense in 2000. We had a combined income tax rate in 2000 of 30.8%.  See Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	As of December 31,

(In thousands)	2001	2002

Working capital	$91,597	$57,189
Cash, cash equivalents and securities	36,614	25,728
Total assets	133,017	78,230

	Year End December 31,

(In thousands)	2000	2001	2002

Net cash provided (used) by:
Operating activities	$2,899	$(10,751)	$(9,211)
Investing activities	1,368	2,624	(644)
Financing activities	3,085	56	14

          Cash Flows

          Net cash used by operating activities totaled $9.2 million in 2002 and $10.8 million in 2001. Our increased net loss in 2002, and cash spent to decrease accounts payable and accrued compensation payable, were substantially offset by decreases in our accounts receivable and inventory. Cash used by operating activities in 2001 was primarily due to cash spent to increase inventory and decrease accounts payable. Our cash balances were further reduced in 2001 as a result of our net loss.

          Cash used by investing activities was $0.6 million for the year ended December 31, 2002, compared to cash provided of $2.6 million for the year ended December 31, 2001. Cash used by investing activities in 2002 was primarily the result of purchase of property and equipment, partially offset by the maturity of available for sale securities. Sales and dispositions of property and equipment for 2002 resulted in net cash provided of $2.6 millioncompared to a cash outflow of $5.0 millionfor purchases of equipment to support research, development, and manufacturing activities for 2001. We believe our current facilities and equipment are sufficient to meet our current operating requirements.

          Cash provided by financing activities was approximately $14,000 for 2002 and $56,000 for 2001. Cash provided by financing activities in 2002 and 2001 was primarily due to the exercise of stock options.

          Our inventory levels decreased to approximately $24.1 million at December 31, 2002 from approximately $36.5 million at December 31, 2001.  The decrease was due to reduced purchasing in 2002 as we sold some of the inventory we had on hand to satisfy customer orders instead of producing new goods.  We anticipate that inventory levels will continue to decline in 2003 due to continued low purchasing levels.  We believe that our inventory reserves are appropriate.

          Liquidity

          To date, we have funded our operations primarily through cash generated from operations and sales of common and preferred stock.

          At December 31, 2002, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $25.7 million compared to $36.6 million at December 31, 2001.  At December 31, 2001, our working capital was approximately $91.6 million and decreased to $57.2 million at December 31, 2002. We also have an income tax receivable of $7.0 million at December 31, 2002, that we believe we will receive in the second quarter of 2003.  We have no significant capital spending or purchase commitments other than those discussed below. See Note 10 of Notes to Consolidated Financial Statements.

          We believe that our existing cash and investment balances are adequate to fund our projected working capital and capital expenditure requirements for at least the next 12 months. Because our operating results fluctuate significantly due to decreases in customer demand or decreases in the acceptances of our future products, we may continue to be unable to generate positive cash flow from operations.  Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital.  However, we cannot assure you that additional funds or capital will be available to us in adequate amounts or with reasonably acceptable terms. We may consider using our capital to make strategic investments or to acquire or license technology or products. We may also enter into strategic alliances with third parties that could provide access to additional capital. Any such activities could require us to obtain additional financing.

          Contractual Obligations and Commercial Commitments

          We have obligations under certain operating lease commitments.  The future rent obligations as of December 31, 2002, under these commitments are as follows: $2.3 million for one year, $4.6 million for two to three years,  $2.9 million for four to five years, and $487,000 after five years, respectively.  In addition, as of December 31, 2002, we have an outstanding commitment to purchase $6 million of parts inventory from one of our contract manufacturers within the first half of 2003.  We have no minimum cash requirements, debt obligations or other contractual obligations and commercial commitments as of December 31, 2002.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue and product returns, inventory valuations, allowance for doubtful accounts, intangible assets, deferred income taxes and warranty reserves.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We consider the following accounting areas to have the most significant impact on the reported financial results and financial position of our company. Also, see Note 1 to Consolidated Financial Statements for a summary of our significant accounting policies.

          Revenue Recognition.  We recognize revenue from product sales at the time of shipment and passage of title using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.”  In addition, we also offer certain of our customers the right to return products for a limited time after shipment as part of a stock rotation.  We estimate what future stock rotation returns may occur based upon actual historical return rates and reduce our revenue by these estimated returns.  If future returns exceed our estimates, revenue could be further reduced.  In addition, modifications to generally accepted accounting principles could result in unanticipated changes in our revenue recognition policies and such changes could significantly affect future revenue and results of operations.

          Inventory Reserves.  We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated net realizable value of inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than our estimates, then additional inventory write-downs may be required.

          Allowance for Doubtful Accounts.  We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our ability to collect our accounts receivables and on our future operating results.

          Valuation of Intangible Assets. We regularly evaluate the potential impairment of goodwill and other intangible assets from our purchase business acquisitions.  In assessing whether the value of our goodwill and other intangibles has been impaired, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets.  If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

          Deferred Income Taxes.  We account for our deferred tax assets pursuant to SFAS No. 109 “Accounting for Income Taxes”  (“SFAS No. 109”). Under SFAS No. 109, a deferred tax asset is recognized for temporary differences that will result in tax deductions in future years and for tax credit carryforwards. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amount reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measure the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  A valuation allowance is required under SFAS No. 109 to reduce deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date.

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

          Off Balance Sheet Arrangements.  We have no off balance sheet arrangements.

          Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements.  SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.  Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Because the transition is complete, Statement 44 is no longer necessary.  SFAS No. 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions.  This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects.  SFAS No. 145 also makes technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged.  We expect that the provisions of SFAS No. 145 will not have a material impact on our consolidated results of operations and financial position upon adoption.  We plan to adopt SFAS No. 145 effective January 1, 2003.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 supercedes EITF Issue 94-3.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and concludes that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The Company is required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002.  The adoption of this statement is expected to impact the timing of expenses in future periods should the Company commit to additional exit or disposal activities.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company is currently evaluating whether or not it will adopt the fair value based method, and accordingly has not determined the impact that this standard will have on its financial position or results of operations.  The Company has adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements for the year ended December 31, 2002.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to exit or guarantees that are initiated or modified after December 31, 2002.  We believe the adoption of this standard will not have a material impact on the Company’s financial position or results of its operations.  This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations.  The Company has adopted these disclosure requirements in its financial statements for the year ended December 31, 2002.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.   The Company is required to apply the provisions of Interpretation No. 45 to variable interest entities created after January 31, 2003.  We believe the adoption of this standard will not have a material impact on the Company’s financial position or results of its operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.  Historically, and as of December 31, 2002, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates and interest rates as measured against the United States dollar.  Historically, and as of December 31, 2002, we have not used derivative instruments or engaged in hedging activities.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

Independent Auditors’ Report

The Board of Directors
Carrier Access Corporation:

          We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Carrier Access Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 5 to the consolidated financial statements, Carrier Access Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

KPMG LLP

Boulder, Colorado
January 20, 2003

CARRIER ACCESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$24,741	$14,900
Marketable securities available for sale	11,873	10,828
Accounts receivable, net of allowance for doubtful accounts of $1,332 and $3,071 in 2001 and 2002, respectively	17,808	8,598
Other receivables	1,704	174
Income tax receivable	8,468	6,989
Inventory, net	36,500	24,134
Deferred income taxes	3,958	—
Prepaid expenses and other	969	1,024

Total current assets	106,021	66,647
Property and equipment, net of accumulated depreciation and amortization of $9,665 and $11,746 in 2001 and 2002, respectively	14,140	9,462
Goodwill and other intangibles, net of amortization and impairments of $8,595 and $17,819 in 2001 and 2002, respectively	9,354	146
Deferred income taxes	3,361	—
Other assets	141	182

Total assets	$133,017	$76,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,864	$5,437
Accrued compensation payable	3,856	1,832
Accrued warranty costs payable	599	244
Cooperative advertising	165	89
Accrued restructuring	—	1,586
Deferred rent concessions	782	904
Other liabilities	158	231

Total current liabilities	14,424	10,323

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at December 31, 2001 and 2002	—	—
Common stock, $0.001 par value, 60,000 authorized, 24,740 shares issued and outstanding at December 31, 2001, 24,771 shares issued and outstanding at December 31, 2002	30	30
Additional paid-in capital	85,968	85,780
Deferred stock compensation	(466)	(65)
Retained earnings (accumulated deficit)	33,012	(19,643)
Accumulated other comprehensive income	49	12

Total stockholders’ equity	118,593	66,114

Commitments and contingencies (Note 10)
Total liabilities and stockholders’ equity	$133,017	$76,437

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION|
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,

	2000	2001	2002

Revenue, net of allowances for sales returns	$148,050	$100,706	$50,247
Cost of sales	66,769	54,090	33,145

Gross profit	81,281	46,616	17,102

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $147, $58, and $5, respectively, for the years ending December 31, 2000, 2001and 2002)	20,035	23,299	18,254
Research and development (exclusive of stock based compensation expense of $191, $363, and $192, respectively, for the years ending December 31, 2000, 2001, and 2002)	28,697	33,205	23,536
General and administrative (exclusive of stock-based compensation expense of $159, $28, and $2, respectively, for the years ending December 31, 2000, 2001, and 2002)	7,877	9,034	15,388
Goodwill and intangible asset amortization	906	3,460	216
Asset impairment charges	—	4,220	9,795
Restructuring charge	—	—	1,981
Amortization of deferred stock option compensation	497	449	199

Total operating expenses	58,012	73,667	69,369

Income (loss) from operations	23,269	(27,051)	(52,267)
Interest income	3,589	1,638	715
Other income (expense), net	(63)	(3)	(1)

Income (loss) before income taxes	26,795	(25,416)	(51,553)
Income taxes (benefit)	8,245	(10,561)	1,102

Net income (loss)	$18,550	$(14,855)	$(52,655)

Income (loss) per share:
Basic	$0.76	$(0.60)	$(2.13)
Diluted	$0.74	$(0.60)	$(2.13)
Weighted average common shares outstanding:
Basic	24,428	24,695	24,754
Diluted	24,975	24,695	24,754

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Option Compensation	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder Equity

	Shares	Amount

BALANCES AT DECEMBER 31, 1999	24,179	$29	$69,447	$(1,559)	$29,317	$—	$97,234
Exercise of stock options	331	1	4,084	—	—	—	4,085
Amortization of deferred stock compensation	—	—	—	497	—	—	497
Forfeitures of deferred stock compensation related to stock options issued at less than fair value	—	—	(514)	514	—	—	—
Issuance of common stock and stock options in connection with acquisition.	163	—	8,561	(877)	—	—	7,684
Tax benefit from exercise of stock options	—	—	4,557	—	—	—	4,557
Comprehensive income:
Unrealized gain on investments, net of tax	—	—	—	—	—	190	190
Net income	—	—	—	—	18,550	—	18,550

Total comprehensive income	—	—	—	—	—	—	18,740

BALANCES AT DECEMBER 31, 2000	24,673	30	86,135	(1,425)	47,867	190	132,797
Exercise of stock options	67	—	56	—	—	—	56
Amortization of deferred stock compensation	—	—	—	449	—	—	449
Forfeitures of deferred stock compensation related to stock options issued at less than fair value	—	—	(510)	510	—	—	—
Tax benefit from exercise of stock options	—	—	160	—	—	—	160
Stock options issued for services	—	—	127	—	—	—	127
Comprehensive loss:
Unrealized loss on investments, net of tax	—	—	—	—	—	(141)	(141)
Net loss	—	—	—	—	(14,855)	—	(14,855)

Total comprehensive loss	—	—	—	—	—	—	(14,996)

BALANCES AT DECEMBER 31, 2001	24,740	30	85,968	(466)	33,012	49	118,593
Exercise of stock options	31	—	14	—	—	—	14
Amortization of deferred stock compensation	—	—	—	199	—	—	199
Forfeitures of deferred stock compensation related to stock options issued at less than fair value	—	—	(202)	202	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	—
Comprehensive loss :
Unrealized loss on investments, net of tax	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	(52,655)	—	(52,655)

Total comprehensive loss	—	—	—	—	—	—	(52,692)

BALANCES AT DECEMBER 31, 2002	24,771	$30	$85,780	$(65)	$(19,643)	$12	$66,114

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year end December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$18,550	$(14,855)	$(52,655)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,903	8,117	5,759
Provisions for doubtful accounts	211	679	5,557
Provisions for inventory obsolescence	1,076	5,662	3,619
Asset impairment charges	—	4,220	9,795
Compensation expense related to stock options issued at less than fair value	497	449	199
Stock options issued for services	—	127	—
Deferred income tax expense (benefit)	(3,068)	(2,008)	7,319
Tax benefit relating to exercise of stock options	4,557	160	—
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	5,369	3,653
Income tax receivable	(4,383)	(4,085)	1,479
Inventory	(21,587)	(11,451)	8,747
Prepaid expenses and other	(5,446)	4,643	1,418
Accounts payable	9,748	(6,882)	(3,427)
Accrued warranty costs payable	(224)	(307)	(355)
Accrued compensation payable	1,890	(484)	(2,024)
Accrued restructuring	—	—	1,586
Cooperative advertising	(242)	136	(76)
Deferred rent concessions	168	203	122
Income taxes payable	(1,400)	—	—
Other liabilities	28	(444)	73

Net cash provided (used) by operating activities	2,899	(10,751)	(9,211)

Cash flows from investing activities:
Purchase of equipment	(9,498)	(5,010)	(1,651)
Purchase of securities	(36,246)	(6,314)	(11,359)
Sales of securities available for sale	56,650	13,948	12,366
Payments for net assets acquired in acquisitions, net of cash acquired	(9,538)	—	—

Net cash provided (used) by investing activities	1,368	2,624	(644)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,085	56	14
Proceeds from short-term borrowings	—	2,000	—
Payments on short-term borrowings	(1,000)	(2,000)	—

Net cash provided by financing activities	3,085	56	14

Net increase (decrease) in cash and cash equivalents	7,352	(8,071)	(9,841)
Cash and cash equivalents at beginning of year	25,460	32,812	24,741

Cash and cash equivalents at end of year	$32,812	$24,741	$14,900

Supplemental disclosure of cash flow and financing activities information:
Accounts receivable in exchange for notes receivable	$—	$—	$775

Cash paid (received) for income taxes	$12,599	$(4,578)	$(7,180)

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 2001, and 2002

1.       Summary of Significant Accounting Policies

          a. Business and Basis of Presentation. Carrier Access Corporation (the “Company”) is a leading provider of broadband digital access equipment to communications service providers, including incumbent local exchange carriers, wireless service providers, competitive local exchange carriers, InterExchange Carrier (“IXC”s), IOCs, ISPs and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions.  The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          The preparation of consolidated financial statements in conformity with auditing standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          b. Cash and Cash Equivalents and Marketable Securities Available for Sale. Cash and cash equivalents include investments in highly liquid debt securities with maturities or interest reset dates of three months or less at the time of purchase.

          Marketable securities “available-for-sale” represent U.S. Government agency and corporate bonds with maturities of greater than three months and are recorded at fair value.  Securities “available for sale,” all of which mature in 2003, consisted of the following as of December 31 (in thousands, except percentages):

	Market Value		2002 Interest Rates

	2001	2002

Municipal Bonds	$5,842	$4,486	2.25% to 5.7%
Municipal Short Term Notes	5,951	6,300	1.45% to 1.6%
Other	80	42	1.45% to 1.6%

Total	$11,873	$10,828

          Short-term investments are classified as “available for sale” as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly are recorded at fair value.  Increases or decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related tax effect.

          c. Other receivables.  Other receivables consist of amounts owed from third party manufacturers for components delivered from the Company for their manufacture into finished products.

          d. Fair Value of Financial Instruments.  Cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are recorded at cost which approximates fair value because of the short-term maturity of these instruments.

          e. Inventory. Inventory is recorded at the lower of cost or net realizable value using standard costs that approximate average costs. Costs include certain warehousing costs and other allocable overhead.  The carrying amount of inventory is marked down when 1) the cost of the inventory exceeds the estimated net realizable value determined by analyzing assumptions about future demand and market conditions or 2) the technology associated with a product is considered obsolete and the inventory cannot be used in the manufacture of other products.

          f. Property and Equipment. Property, equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over useful lives ranging from three to thirty years or the lease term. Depreciation and amortization expense for the years ended December 31, 2000, 2001 and 2002 totaled $3.0 million, $4.8 million, and $2.1 million, respectively.

          g. Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial

Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles.  Intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) are initially recorded and measured at their fair value. Costs of internal developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to and entity as a whole, are expensed as incurred. Intangible assets with definite useful lives are amortized over such useful lives, which range from three to five years, and are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist. Intangible assets with indefinite useful lives are subject to tests for impairment at least annually. Goodwill is subject to a separate test for impairment at least annually, and among other factors, is based on the estimated fair value of the reporting unit, as defined, to which the goodwill relates.

          h.  Long-Lived Assets. Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In connection with the restructuring in the fourth quarter of 2002, the Company recorded an $800,000 impairment for certain capitalized assets that were either abandoned or are no longer in use and held for sale.

          i. Revenue Recognition. Revenue from sales of products is recognized upon shipment. Reserves for estimated sales returns through stock rotation are recorded when sales are made to customers with the right of return and are based on management’s estimate of expected returns and historical experience.  The Company records a provision for uncollectable accounts receivables based on management’s review of the aging of the receivable balances, customers’ current creditworthiness and current market conditions.

          The Company provides limited price protection to its distributors, whereby increases in prices are subject to a 60-day notice period before becoming effective. In addition, the distributor is entitled to receive a credit for subsequent price decreases to the extent of unsold distributor inventory at the time of the price decrease. The Company also provides its distributors with limited stock rotation rights, whereby products may be returned for an equal dollar amount of new or different equipment. Customers are limited to three exchanges per year and an amount equal to 15% of purchases in the preceding four-month period. Neither of these rights affect the total sales price or payment obligations of the customer. In addition, the customers’ obligation to the Company is not contingent upon the ultimate resale of the products. The Company provides for the estimated impact of price protection and stock rotation rights in its allowance for estimated returns based on historical experience and management’s forecasts of price protection credits and returns.

          j. Research and Development Costs. Research and development costs are charged to operations as incurred, and consist primarily of internal personnel and facility costs.

          k. Income Taxes.   Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the periods measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  A valuation allowance is required to reduce deferred tax assets if management cannot conclude that realization of such assets is more likely than not as defined by SFAS No. 109, Accounting for Income Taxes.  In determining the need for a valuation allowance, the Company considers its historical taxable income, the expected reversal of temporary differences and projections of future taxable income.

          l. Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects basic EPS adjusted for the potential dilution, computed using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

          A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings (loss) per share amounts is presented below.

(in thousands, except per share amounts)	2000	2001	2002

Basic earnings (loss) per share computation
Net income (loss)	$18,550	$(14,855)	$(52,655)

Weighted average shares outstanding – basic	24,428	24,695	24,754

Basic earnings (loss) per share	$0.76	$(0.60)	$(2.13)

Diluted earnings (loss) per share computation
Net income (loss)	$18,550	$(14,855)	$(52,655)
Income impact of exercises of assumed stock options	(69)	—	—

Net income (loss) available to stockholders plus assumed conversions	$18,481	$(14,855)	$(52,655)

Weighted-average shares
Average shares outstanding-basic	24,428	24,695	24,754
Shares assumed issued through exercises of stock options	547	—	—

Average shares outstanding-diluted	24,975	24,695	24,754

Diluted earnings (loss) per share	$0.74	$(0.60)	$(2.13)

          As a result of the Company’s net losses for the years ended December 31, 2001 and 2002, all potential dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share.  The number of shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 3,589,395 for 2002, 2,996,580 for 2001, and 0 for 2000.

          m. Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company is currently evaluating whether or not it will adopt the fair value based method, and accordingly has not determined the impact that this standard will have on its financial position or results of operations.  The Company has adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements for the year ended December 31, 2002.

          The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three years ended December 31, 2002 (in thousands, except per share amounts):

	Year Ended December 31,

(In thousands)	2000	2001	2002

Net income (loss)	$18,550	$(14,855)	$(52,655)
Add back: Stock-based employee compensation expense, as reported	497	449	199
Deduct: Stock-based employee compensation expense, determined under fair value based method for all awards	(11,543)	(9,605)	(3,349)

Net income (loss)	$7,504	$(24,011)	$(55,805)

Income (loss) per share – basic, as reported	$0.76	$(0.60)	$(2.13)
Income (loss) per share – diluted, as reported	$0.74	$(0.60)	(2.13)
Income (loss) per share – basic, as adjusted	$0.31	$(0.97)	$(2.25)
Income (loss) per share – diluted, as adjusted	$0.30	$(0.97)	$(2.25)

          The weighted average fair values of options granted during 2000, 2001 and 2002 were $30.15, $5.76, and $1.94 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends,  111% volatility in 2000, 106% volatility in 2001, and 316% volatility in 2002, expected life of the options of five years in 2000, 2001, and 2002 and a risk-free interest rate of 5.0% for 2000, 3.8%for 2001, and 3.0% for 2002.

          n. Warranty Costs. The Company provides warranties of various lengths to customers depending on the specific product and the terms of the customer purchase agreements.  The Company has accrued for its warranty obligations based on historical experience and management’s estimate of future warranty costs to be incurred. Charges and accruals to our warrant liability are summarized as follows:

	Year Ended December 31,

(In thousands)	2000	2001	2002

Warranty Liability
Product warranty liability beginning balance	$981	$757	$599
Add: Current year accruals	1,552	1,089	535
Deduct: Current year charges	(1,776)	(1,247)	(890)

Product warranty liability ending balance	$757	$599	$244

          o. Comprehensive Income (Loss). Comprehensive income (loss) consists of net unrealized holding gains or losses on “available for sale” securities.

          p. Reclassifications. Certain reclassifications have been made in the 2000 and 2001 financial statements to conform to the 2002 presentation.

          q. Exit and Disposal Activities.  In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 supercedes EITF 94-3.  Under EITF 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3, and concludes that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The Company is required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002.  The adoption of this statement is expected to impact the timing of expenses in future periods should the Company commit to additional exit or disposal activities.

          In December 2002, the Company completed a restructuring plan in accordance with EITF 94-3 designed to reduce its expenses to be more in line with anticipated revenue.  Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets.  As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The charge will result in an aggregate $2 million cash outlay.  The Company paid approximately $400,000 of this charge in the fourth quarter of 2002, including $326,000 for severance expense for the elimination of 55 positions during the fourth quarter.  The  Company expects to pay $500,000 in the first quarter of 2003, including $273,000 in severance related to the elimination of 35 positions in January of 2003.  The remaining cash portion will be paid over the subsequent four quarters.

2.       Acquisitions

          In August of 2000, the Company acquired all of the issued and outstanding common stock of Millennia, a developer of broadband communications equipment, located in Roanoke, Virginia, for cash of approximately $2.1 million, 163,004 shares of common stock valued at approximately $7.3 million and the exchange of vested employee stock options valued at approximately $0.4 million, for total consideration of approximately $9.8 million.  Based on the purchase price allocation, approximately $9.8 million of the purchase price was allocated to goodwill and other intangible assets. In October of 2000, the Company acquired the ATM product lines of LNAS, a division of Litton Systems, Inc., located in Roanoke, Virginia, for cash of approximately $8.6 million.  Based on the purchase price allocation, approximately $8.0 million of the purchase price was allocated to goodwill and other intangible assets, customer base and core technology. Both of the acquisitions were accounted for using the purchase method of accounting and accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the dates of acquisition.  The aggregate purchase prices of the acquisitions were allocated based on fair values to current assets, equipment, goodwill and other intangibles and current liabilities in the amounts of $1.0 million, $0.5 million, $17.8 million and $0.9 million, respectively.

          The following unaudited pro forma information has been prepared assuming that the acquisitions occurred on January 1, 2000 (in thousands, except per share amounts).

Year Ended December 31, 2000

Net revenue	$149,750
Net earnings	$15,355
Diluted earnings per share	$0.61

          The pro forma information is based on historical results and does not necessarily reflect the actual operating results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

3.       Inventory

          The components of inventory as of December 31 are summarized as follows (in thousands):

	2001	2002

Raw materials	$22,416	$23,623
Work-in-process	8	—
Finished goods	17,192	6,676
Reserve for obsolescence	(3,116)	(6,165)

	$36,500	$24,134

4.        Property and Equipment

          Property and equipment as of December 31 consisted of the following (in thousands):

	2001	2002

Machinery and software	$20,539	$18,036
Real property	265	265
Furniture, fixtures and other	873	753
Leasehold improvements	2,128	2,154

	23,805	21,208
Less accumulated depreciation	(9,665)	(11,746)

	$14,140	$9,462

5.        Goodwill and Other Intangibles

          Effective January 1, 2002, the Company adopted SFAS No. 142. During the third quarter of 2002, the Company’s analysis of implied goodwill versus expected revenue and market value showed that the carrying value of goodwill exceeded its fair value due to reduced revenue and cash flow forecasts.  As a result, the Company recorded an impairment charge of $9 million against its goodwill.

          Had the Company applied the provisions of SFAS No. 142 to all periods presented, net income (loss) and earnings (loss) per share would have been as follows:

(in thousands except per share amounts)	2000	2001

Net income (loss) available to stockholders as reported	$18,550	$(14,855)
Add back goodwill amortization	728	2,458

Adjusted net income (loss) available to stockholders	$19,278	$(12,397)

Basic earnings (loss) per share computation	$0.79	$(0.50)

Diluted earnings (loss) per share computation	$0.77	$(0.50)

          During the third quarter of 2001, due to a decline in projected demand for certain of the Company’s acquired product lines, the Company determined that a portion of its goodwill was impaired.  As a result, the Company recorded an impairment charge of $4.2 million.

6.       Income Taxes

          Income tax expense (benefit) for the years ended December 31 (in thousands) consists of the following:

	2000	2001	2002

Current	$11,313	$(8,553)	$(6,217)
Deferred	(3,068)	(2,008)	7,319

Income tax expense (benefit)	$8,245	$(10,561)	$1,102

          A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2000	2001	2002

Expected income tax expense (benefit)	$9,378	$(8,792)	$(18,044)
State income taxes, net of federal taxes	1,022	(670)	(1,195)
Change in valuation allowance	—	—	17,109
Non-deductible goodwill	229	711	2,497
Research and experimentation credit	(1,686)	(1,397)	—
Other, net	(698)	(413)	735

Actual income tax expense (benefit)	$8,245	$(10,561)	$1,102

          The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2001	2002

Deferred tax assets:
Allowance for doubtful accounts and returns	$503	$1,159
Inventory reserves	1,635	2,461
Restructuring reserve	—	865
Compensation accruals	1,715	1,476
Amortization of goodwill related to acquisition	1,976	2,555
Net operating loss carryforwards	—	5,509
Research and experimentation credit	1,397	4,306
Other	1,100	571

Gross deferred tax assets	8,326	18,902
Less: Valuation allowance	—	(17,109)

Total deferred income tax assets	8,326	1,793

Deferred tax liabilities:
Property and equipment	(912)	(1,681)
Other	(95)	(112)

Total deferred income tax liabilities	(1,007)	1,793

Net deferred income tax assets	$7,319	$—

          The components of deferred tax assets and liabilities at December 31 are as follows:

	2001	2002

Current assets	$3,958	$—
Current liabilities	—	—

Net current deferred tax assets (liabilities)	$3,958	$—

Non-current assets	$4,368	$1,793
Non-current liabilities	(1,007)	(1,793)

Net non-current deferred tax assets (liabilities)	$3,361	$—

          The Company has analyzed the sources and expected reversal periods of its deferred tax assets.  At December 31, 2002 the Company has a research and experimentation credit carry forward of approximately $4.3 million which will begin to expire in the year 2021 if not utilized.  In addition, the Company incurred a $38.5 million net operating loss for the period ending December 31, 2002.  A portion of this operating loss has been carried back to obtain a refund of prior tax paid.  Accordingly, the Company has recorded an income tax receivable of $7.0 million as of December 31, 2002.  The Company expects to receive this refund in 2003.  The Company has $11.3 million of remaining net operating losses generated in the current year for Federal tax purposes and net operating loss carryforwards of approximately $52.4 million for state tax purposes that may be carried forward to offset future taxable income.  These net operating loss carryforwards will begin to expire in 2020.

In 2002, the Company analyzed the sources and the expected reversal periods of its deferred tax assets, and determined that they did not meet the realization criteria set forth in SFAS No. 109.  Accordingly, the Company has established a valuation allowance of $17,109 against its deferred tax assets as of December 31, 2002.  In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability.  The reversal of the valuation allowance, if any, would be recognized as a deferred income tax benefit in the statement of operations.

          For the years ended December 31, 2000, 2001, and 2002, the Company recognized $4.6 million, $160,000, and $0 as a direct increase to paid-in capital for the income tax benefit resulting from the exercise of non-qualified stock options by employees.

7.       Stock Options

          Pursuant to the Company’s 1998 stock option plan (the “Plan”), a committee appointed by the Company’s Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options to purchase up to 7,529,514 shares of authorized common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% four years from the grant date. As of December 31, 2002, the Company had options to purchase 3,589,395 shares of  common stock outstanding, and had options to purchase 3,940,119 shares of common stock available to grant.

          The following summarizes stock option activity under the Plan:

	Shares Under Option	Weighted Average Exercise Price

Options outstanding at December 31, 1999	1,948,286	22.83
Granted	1,921,100	30.15
Exercised	(331,041)	12.34
Forfeited	(813,901)	29.23

Options outstanding at December 31, 2000	2,724,444	27.36
Granted	2,603,250	5.76
Exercised	(66,955)	0.84
Forfeited and Canceled	(2,264,159)	27.50

Options outstanding at December 31, 2001	2,996,580	9.05
Granted	2,534,423	1.94
Exercised	(30,546)	0.46
Forfeited	(1,911,062)	6.69

Options outstanding at December 31, 2002	3,589,395	5.36

Options available for grant at December 31, 2002	3,940,119

Options exercisable at December 31, 2000	392,571	16.20

Options exercisable at December 31, 2001	365,739	14.69

Options exercisable at December 31, 2002	1,171,654	9.21

          The following summarizes information about outstanding options at December 31, 2002:

Options Outstanding			Options Exercisable

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life (in years)	Number of options exercisable	Weighted-average exercise price

0.00 - 12.00	3,322,955	3.9	971,768	$5.36
12.00 - 24.00	118,503	2.7	73,406	12.25
24.00 - 36.00	44,612	1.3	39,641	30.07
36.00 - 48.00	69,375	2.4	68,718	37.29
48.00 - 60.00	33,950	2.0	18,121	51.56

	3,589,395	3.8	1,171,654	9.21

          As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees and directors. As a result, for options issued with exercise prices below the fair value on the date of grant, the Company recorded deferred compensation expense totaling approximately $1,227,000 for options granted during the year ended December 31, 1997, and $1,921,000 for options granted during the year ended December 31, 1998. Such deferred compensation expense is being amortized to operations over the forty-eight month option vesting period. Amortization expense totaled approximately $497,000, $449,000, and $199,000 for the years ended December 31, 2000, 2001, and 2002 respectively.  The Company reversed $514,000, $510,000, and $202,000 in 2000, 2001, and 2002, respectively, against additional paid-in capital for forfeitures of deferred stock compensation related to stock options issued at less than fair value.

          Beginning August 20, 2001, the Company offered eligible employees who held stock options with a price greater than or equal to $10.00 per share under the Plan the opportunity to exchange certain outstanding options to purchase shares of Carrier Access common stock for new options granted on March 20, 2002. The options issued on March 20, 2002 had strike prices equal to the fair value of the underlying stock on that date. Eligible employees who participated in the option exchange received a number of shares subject to new options for every share subject to the options tendered which varied according to the most recent performance rating received by the employee under the Company’s performance rating system.  Options to purchase a total of 1,781,619 shares with an aggregate exercise price of $4.6 million as of September 18, 2001 were exchanged pursuant to the offer.

          In addition to options issued to employees and directors, the Company issued options to purchase 62,500 shares of common stock to consultants for services during the year ended December 31, 2001.  These options have exercise prices from $2.80 to $6.50 per share, are exercisable at the date of grant and expire at various dates from January 2, 2006 to October 16, 2006.  The fair value of these options was determined to be $127,000 and was recognized in general and administrative expense.  The fair value was calculated using the Black-Scholes option-pricing model with the following assumptions:  risk-free interest rate of 3.81%; contractual lives of five years; no dividend yield; and 102% volatility.  As of December 31, 2002 none of these options have been exercised.  There were no options issued to consultants for services in 2002.

8.       Significant Customers, Suppliers and Concentration of Credit Risk

          Customers are primarily distributors and original equipment manufacturers, who resell the Company’s products to end-users.

          The Company recognized revenue from the following significant customers and end-users for the years ended December 31 (in thousands):

Company	2000	2001	2002

A	$25,801	$23,476	$8,212
B	28,856	23,716	6,766
C	14,315	12,405	2,888
D	23,923	8,621	34
E	19,349	450	0

          Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely effect the Company’s future operating results.

          The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers and receivables are concentrated in customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectable accounts.  An allowance is recorded for estimate losses from writeoffs of uncollectable accounts.  During 2002, the Company exchanged $775 of accounts receivable due from one customer for a note receivable.  The Company has provided an allowance for doubtful accounts against the note receivable, reducing the carrying amount to $0, due to uncertainty that any amounts due will be collected.

9.       Employee Benefit Plan

          The Company has a defined contribution employee benefit plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code which is available to all employees who meet the 401(k) Plan’s eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code.  At the beginning of 2001, the Company began matching 50% of the employee’s pre-tax contributions, up to 6% of each participating employee’s annual salary.  In 2001, the cost of this plan was $860,000.  In 2002, the cost of this plan was $650,000.  The Company made no contributions to the 401(k) Plan in 2000.  Effective January 1, 2003, this matching contribution has been suspended.

10.     Commitments and Contingencies

          The Company leases office space under various noncancelable-operating leases that expire through 2009. Future obligations under these leases are as follows (in thousands):

Year ending December 31:

2003	2,285
2004	2,382
2005	2,188
2006	715
2007	446
Thereafter	487

$8,503

          The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions

          Rent expense for the years ended December 31, 2000, 2001, and 2002 totaled $978,000, $1.5 million, and $1.9 million, respectively.

          On December 28, 2001, SCI, Inc., a contract manufacturer, filed a breach of contract claim for $4.5 million against the Company in Alabama Circuit Court based on an inventory-purchasing dispute.  On September 18, 2002, this claim was settled and the Company entered into a manufacturing arrangement for our Broadmore product.

          On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim, and other related claims,  for a total of $13.4 million against the Company in District Court, County of Adams, Colorado, based on an inventory-purchasing dispute.  On October 17, 2002, the Company filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, the Company amended its counterclaim to $27.0 million.  The Company currently has insufficient information to make an estimate of the outcome of this litigation.  As such, no provision for any potential liability or asset that may result has been made in the consolidated financial statements. The Company intends to vigorously defend this lawsuit.

          As of December 31, 2002, the Company has an outstanding commitment to purchase $6 million of parts inventory during the first half of 2003 from one of its contract manufacturers.

11.     Quarterly Financial Information (unaudited)

          The following information summarizes selected quarterly financial information for the two years ended December 31, 2002 (in thousands, except per share data).

	Quarter ended December 31, 2002

	First	Second	Third	Fourth	Year

Net revenue	$16,446	$11,806	$10,534	$11,461	$50,247
Cost of sales	11,232	8,277	6,342	7,294	33,145

Gross profit	5,214	3,529	4,192	4,167	17,102
Operating expenses:
Selling, general and administrative	10,513	11,522	14,906	8,693	45,634
Research and development	8,929	5,735	5,243	3,629	23,536
Amortization of deferred stock option compensation	86	43	40	30	199

Loss from operations	(14,314)	(13,771)	(15,997)	(8,185)	(52,267)
Other income, net	242	223	128	121	714

Loss before income taxes	(14,072)	(13,548)	(15,869)	(8,064)	(51,553)
Income tax expense (benefit)	(5,062)	7,221	(1,016)	(41)	1,102

Net loss	$(9,010)	$(20,769)	$(14,853)	$(8,023)	$(52,655)

Loss per share:
Basic	$(0.37)	$(0.84)	$(0.60)	$(0.32)	$(2.13)
Diluted	$(0.37)	$(0.84)	$(0.60)	$(0.32)	$(2.13)

	Quarter ended December 31, 2001

	First	Second	Third	Fourth	Year

Net revenue	$28,838	$29,434	$20,899	$21,535	$100,706
Cost of sales	13,779	14,353	13,622	12,336	54,090

Gross profit	15,059	15,081	7,277	9,199	46,616
Operating expenses:
Selling, general and administrative	8,664	10,036	13,212	8,101	40,013
Research and development	8,519	9,220	8,015	7,451	33,205

Amortization of deferred stock option compensation	182	74	104	89	449
Income (loss) from operations	(2,306)	(4,249)	(14,054)	(6,442)	(27,051)
Other income, net	581	475	350	229	1,635

Income (loss) before income taxes	(1,725)	(3,774)	(13,704)	(6,213)	(25,416)
Income tax expense (benefit)	(873)	(1,700)	(5,506)	(2,482)	(10,561)

Net income (loss)	$(852)	$(2,074)	$(8,198)	$(3,731)	$(14,855)

Income (loss) per share:
Basic	$(0.03)	$(0.08)	$(0.33)	$(0.15)	$(0.60)
Diluted	$(0.03)	$(0.08)	$(0.33)	$(0.15)	$(0.60)

12.      Valuation and qualifying accounts

	Balance at Beginning of Period	Additions Charged to Operations	Write-offs	Balance at End of Period

Allowance for doubtful accounts:
Year Ended:
December 31, 2000	$464	211	(22)	$653

December 31, 2001	$653	679	—	$1,332

December 31, 2002	$1,332	5,557	(3,818)	$3,071

*2002 writeoffs include a $775,000 transfer to a notes receivable reserve.
Inventory Obsolescence Reserve:
Year Ended:
December 31, 2000	$617	1,076	(1,124)	$569

December 31, 2001	$569	5,662	(3,115)	$3,116

December 31, 2002	$3,116	3,619	(570)	$6,165

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in (i) the sections entitled “Proposal One--Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of our fiscal year ended December 31, 2002 (the “2003 Proxy Statement”), and (ii) the section entitled “Executive Officers of the Company” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

          The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Proposal One--Election of Directors--Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Officer Compensation” in our 2003 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement.

                    Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	3,589,395	$5.36	3,940,119
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,589,395	$5.36	3,940,119

(1) The number of shares available under our 1998 Stock Incentive Plan automatically increases on the first trading day of each calendar year by an amount equal to the lesser of 2 1/2% of the shares of outstanding common stock on the last trading day of the immediately preceding calendar year or 562,500 shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Transactions with Management” in our 2003 Proxy Statement.

ITEM 14.     CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within ninety (90) days before the filing date of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of the Company and the Independent Auditors’ Report are filed as part of this Form 10-K:

2. Consolidated Financial Statement Schedule. Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.

Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b) Reports on Form 8-K. We filed a Current Report on Form 8-K on December 16, 2002 to report a press release we issued regarding certain notices the Company received from the Nasdaq National Market.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1

Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”)).

3.2	Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1).

4.1	Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1).

10.1

Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. for facilities at 5395 Pearl Parkway, Boulder, Colorado, dated June 1, 1995 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1998 S-1).

10.2

Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated September 20, 1995 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s 1998 S-1).

10.3†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1).

10.4†	Registrant’s 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1).

10.5

Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated October 25, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 1998 S-1).

10.6†	Form of Directors’ and Officers’ Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 1998 S-1).

10.7

Lease Agreement between Carrier Access Corporation and TC Boulder Warehouse, LP, a Delaware limited partnership for facilities at 6837 Winchester Circle, Boulder, Colorado, dated November 13, 1998 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s 1998 S-1).

10.8†	Transitional Employment Arrangement between Carrier Access Corporation and Mark D. Herbst dated October 14, 2002.

23.1*	Consent of KPMG LLP, Independent Certified Public Accountants.

24.1*	Power of Attorney (Reference is made to the following Signature Page).

99.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 28th day of March, 2003.

CARRIER ACCESS CORPORATION

By:	/s/ TIMOTHY R. ANDERSON

Timothy R. Anderson
Chief Financial Officer, Vice President of Finance and Administration, Treasurer

POWER OF ATTORNEY

          Know all men by these presents, that each person whose signature appears below constitutes and appoints Timothy R. Anderson as his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such Report on Form 10-K on this 28th day of March, 2003 in the capacities indicated:

Signature	Title

/s/ ROGER L. KOENIG

(Roger L. Koenig)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ TIMOTHY R. ANDERSON

(Timothy R. Anderson)	Chief Financial Officer, Vice President of Finance and Chairman and Administration, Treasurer (Principal Financial and Accounting Officer)

/s/ NANCY PIERCE

(Nancy Pierce)	Corporate Development Officer, Director, Secretary

/s/ JOHN W. BARNETT, JR.

(John W. Barnett, Jr.)	Director

/s/ DAVID R. LAUBE

(David R. Laube)	Director

/s/ MARK A. FLOYD

(Mark A. Floyd)	Director

CERTIFICATIONS

I, Roger L. Koenig, Chairman, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Carrier Access Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Roger L. Koenig

President and Chief Executive Officer
March 28, 2003

CERTIFICATIONS

I, Timothy R. Anderson, Treasurer and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Carrier Access Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Timothy R. Anderson

Treasurer and Chief Financial Officer
March 28, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1

Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”)).

3.2	Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1).

4.1	Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1).

10.1

Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. for facilities at 5395 Pearl Parkway, Boulder, Colorado, dated June 1, 1995 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1998 S-1).

10.2

Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated September 20, 1995 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s 1998 S-1).

10.3†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1).

10.4†	Registrant’s 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1).

10.5

Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated October 25, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 1998 S-1).

10.6†	Form of Directors’ and Officers’ Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 1998 S-1).

10.7

Lease Agreement between Carrier Access Corporation and TC Boulder Warehouse, LP, a Delaware limited partnership for facilities at 6837 Winchester Circle, Boulder, Colorado, dated November 13, 1998 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s 1998 S-1).

10.8*†	Transitional Employment Arrangement between Carrier Access Corporation and Mark D. Herbst, dated October 14, 2002.

23.1*	Consent of KPMG LLP, Independent Certified Public Accountants.

24.1*	Power of Attorney (Reference is made to the preceding Signature Page).

99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
† Indicates management contract or compensatory plan or arrangement.