Form 10-Q
period 2003-03-31
CARRIER ACCESS CORP
filed 2003-05-12
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2003 was 24,771,498 shares.

CARRIER ACCESS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,300	$14,900
Marketable securities available for sale	14,474	10,828
Accounts receivables, net	8,559	8,598
Other receivables	395	174
Income tax receivable	107	6,989
Inventory, net	25,641	24,134
Prepaid expenses and other	818	1,024

Total current assets	65,294	66,647
Property and equipment, net of accumulated depreciation and amortization	8,602	9,462
Goodwill and other intangibles, net of amortization	153	146
Other assets	190	182

Total assets	$74,239	$76,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,869	$5,437
Accrued expenses and other liabilities	4,103	4,886

Total current liabilities	7,972	10,323
Stockholders’ equity:
Preferred stock $0.001 par value, 5,000 authorized and no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock $0.001 par value, 60,000 authorized, and 24,771 shares issued and outstanding at March 31, 2003, and 24,771 shares issued and outstanding at December 31, 2002	30	30
Additional paid-in capital	85,808	85,780
Deferred compensation	(42)	(65)
Accumulated deficit	(19,526)	(19,643)
Accumulated other comprehensive income	1	12

Total stockholders’ equity	66,267	66,114

Commitments and contingencies
Total liabilities and stockholders’ equity	$74,239	$76,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Net revenue	$11,203	$16,446
Cost of goods sold	6,154	11,232

Gross profit	5,049	5,214

Operating expenses:
Research and development (exclusive of stock based compensation expense of $23 and $79, respectively, for the quarters ended March 31, 2003 and 2002)	2,585	8,929
Sales and marketing (exclusive of stock based compensation expense of $0 and $5, respectively, for the quarters ended March 31, 2003 and 2002)	2,675	5,297
General and administrative (exclusive of stock based compensation expense of $25 and $2, respectively, for the quarters ended March 31, 2003 and 2002)	1,209	2,379
Bad debt expense (recoveries)	(1,412)	2,766
Goodwill and other intangible amortization	—	72
Stock-based compensation expense	48	86

Total operating expenses	5,105	19,529

Loss from operations	(56)	(14,315)
Other income, net	84	241

Income (loss) before income taxes	28	(14,074)
Income tax benefit	(89)	(5,063)

Net income (loss)	$117	$(9,011)

Income (loss) per share:
Basic	$0.00	$(0.36)
Diluted	$0.00	$(0.36)
Weighted average common shares outstanding:
Basic	24,771	24,742
Diluted	24,950	24,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$117	$(9,011)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	1,079	671
Provision for (recoveries of) doubtful accounts, net	(1,412)	2,762
Provision for inventory obsolescence	—	1,797
Stock-based compensation	48	86
Deferred income tax benefit	—	(5,227)
Changes in operating assets and liabilities:
Accounts receivable	1,450	1,994
Income taxes receivable	6,882	1,798
Inventory	(1,507)	5,691
Prepaid expenses and other	(29)	1,522
Accounts payable and accrued expenses	(2,351)	(5,403)

Net cash provided (used) by operating activities	4,277	(3,320)

Cash flows from investing activities:
Purchases of property and equipment	(220)	(68)
Purchases of marketable securities	(4,155)	—
Sales of marketable securities	498	2,318

Net cash provided (used) by investing activities	(3,877)	2,250

Cash flows from financing activities:
Proceeds from exercise of stock options	—	4

Net increase (decrease) in cash and cash equivalents	400	(1,066)
Cash and cash equivalents at beginning of period	14,900	24,741

Cash and cash equivalents at end of period	$15,300	$23,675

Supplemental cash flow disclosures:
Cash received for income taxes	$(6,972)	$(1,632)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

Summary of Significant Accounting Policies

a.

Business and Basis of Presentation. Carrier Access Corporation (the “Company”) is a leading provider of broadband digital access equipment to communications service providers, including Incumbent Local Exchange Carriers (“ILECs”), wireless service providers, competitive local exchange carriers (“CLECs”), InterExchange Carriers (“IXCs”), Independent Operating Carriers (“IOCs”), Internet Service Providers (“ISPs”). This equipment is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

b.

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects basic EPS adjusted for the potential dilution, computed using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings (loss) per share amounts is presented below.

	Three Months Ended March 31,

(in thousands, except per share amounts)	2003	2002

Basic earnings (loss) per share computation
Net income (loss)	$117	$(9,011)

Weighted average shares outstanding—basic	24,771	24,742

Basic earnings (loss) per share	$0.00	$(0.36)

Diluted earnings (loss) per share computation
Net income (loss)	$117	$(9,011)
Weighted average shares outstanding - diluted	24,950	24,742

Diluted earnings (loss) per share	$0.00	$(0.36)

Weighted-average shares
Average shares outstanding-basic	24,771	24,742
Shares assumed issued through exercises of stock options	179	—

Average shares outstanding-diluted	24,950	24,742

The number of shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 2,265,975 and 3,085,137 for the quarter ended March 2003 and 2002, respectively. All potentially dilutive securities were anti-dilutive in 2002 as a result of the Company’s net losses.

c.

Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether or not it will adopt the fair value based method, and accordingly has not determined the impact that this standard will have on its financial position or results of operations. The Company has adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements for the quarter ended March 31, 2003.

The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation had been applied for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended March 31,

(In thousands)	2003	2002

Net income (loss)	$117	$(9,011)
Add back: Stock-based compensation expense, as reported	48	86
Deduct: Stock-based compensation expense, determined under fair value based method for all awards	(472)	(1,307)

Net loss, as adjusted	$(332)	$(10,232)

Income (loss) per share—basic, as reported	$0.00	$(0.36)
Income (loss) per share—diluted, as reported	$0.00	$(0.36)
Income (loss) per share—basic, as adjusted	$(0.01)	$(0.41)
Income (loss) per share—diluted, as adjusted	$(0.01)	$(0.41)

The weighted average fair values of options granted during the first quarter of 2003 and 2002 were $0.78 and $3.40 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31, 2003	Year ended December 31, 2002

Volatility	314%	316%
Expected life	5 years	5 years
Risk-free interest rate	3.0%	3.0%
Expected dividend yield	0.0%	0.0%

d.

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

In December 2002, the Company completed a restructuring plan in accordance with EITF 94-3 designed to reduce its expenses to be more in line with anticipated revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002 and approximately $418,000 in the first quarter of 2003, including $264,000 for severance expense for the elimination of 35 positions during the first quarter of 2003. The remaining cash portion will be paid over the four quarters subsequent to March 31, 2003. The

Company made no changes to its restructuring plan assumptions during the first quarter of 2003.

Restructuring reserves and activity for the first quarter of 2003 are detailed below (in thousands):

	Balance December 31, 2002	Adjustments	Payments	Balance March 31, 2003

Q4 2002 Restructuring Plan	$1,586	$—	$(418)	$1,168

Note 2.

Inventory

The components of inventory are as follows (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$25,936	$23,623
Work-in-process	—	—
Finished goods	5,870	6,676
	31,806	30,299
Reserve for obsolescence	(6,165)	(6,165)

Total inventory, net	$25,641	$24,134

Note 3.

Commitments and contingencies

On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against the Company in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million. On October 17, 2002, the Company filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, the Company amended its counterclaim to seek damages of $27.0 million. The Company currently has insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability that may result has been made in the consolidated financial statements. The Company intends to vigorously defend this lawsuit.

As of March 31, 2003, the Company has an outstanding commitment to purchase $3 million of parts inventory from one of its contract manufacturers during the second quarter of 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, expectations regarding our operating expenses, gross margins, working capital and expenditure requirements and operating requirements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the “Risk Factors” and elsewhere in this report, as well as our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Quarterly Report on Form 10-Q.

Net Revenue and Cost of Goods Sold

	Three Months Ended March 31,

(In thousands)	2003	2002

	(unaudited)	(unaudited)
Net revenue	$11,203	$16,446
Cost of goods sold	$6,154	$11,232

Net revenue for the three months ended March 31, 2003 decreased to $11.2 million from $16.5 million reported for the three months ended March 31, 2002. The decrease was due to a decline in the number of units of our products sold and price decreases in some of our products. The decline in units sold and the price decreases were primarily caused by overall economic weakness and capital market constraints impacting telecommunication service providers and a continued downturn in the telecommunications sector in 2003. Our net revenue continues to be affected by the timing and quantities of orders for our products which may continue to vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors, original equipment manufacturer ("OEM") and other direct customers. In addition, a significant portion of our net revenue has been derived from a limited number of large orders. We believe that these trends will continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results and we anticipate that such fluctuations will occur in the future.

During the three month period ended March 31, 2003, approximately half of our revenue was derived from the sales of our products through our distributors. Our success depends in part on the continued sales and customer support efforts of our network of distributors and increased sales to our direct customers. In the first quarter of 2003, two distributors each accounted for more than 10% of net revenue,, one of which represented 23% of our net revenue and the other which represented 15%. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers. In the three months ended March 31, 2003, one of these competitive carrier end-user customers accounted for 12 % of our net revenue. A decrease in sales to this customer could have a material adverse effect on our business.

Cost of goods sold was $6.2 million for the three months ended March 31, 2003 compared to $11.2 million for the three months ended March 31, 2002. The decrease was primarily attributable to decreased product shipments, cost reductions in existing products and a $1.8 million charge taken for slow moving and excess inventory in the first quarter of 2002.

Gross Margins

	Three Months Ended March 31,

(In thousands)	2003	2002

	(unaudited)	(unaudited)
Gross Profit	$5,049	$5,214
Gross Margin	45%	32%

Our gross profit for the three months ended March 31, 2003 was $5.0 million, a decrease from the $5.2 million of gross profit reported for the first quarter of 2002. The decrease in gross profit was caused primarily by reduced sales and price decreases. Our gross margin increased to 45% in the quarter ended March 31, 2003 from 32% for the quarter ended March 31, 2002. Gross margins increased in the first quarter of 2003 primarily due to a $1.8 million charge taken in the first quarter of 2002 for slow moving and excess inventory. Gross margins were also impacted by changes in our sales mix, as our gross margins vary among products, as well as increased production volumes, decreases in selling prices, product cost reductions, and decreased overhead expenses.

We believe that gross margins could decrease if sales of our products decline and if additional pricing declines occur in our products at a greater rate than anticipated cost reductions, or if we incur additional charges for slow moving and excess inventory. New product introductions could also harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide

Bank products and Adit products have decreased in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins will likely be reduced from time to time as a result of new product introductions by our competitors and us.

Research and Development Expenses

	Three Months Ended March 31,

(In thousands)	2003	2002

	(unaudited)	(unaudited)
Research and development expenses	$2,585	$8,929
As a percentage of net revenue	23%	54%

Research and development expenses decreased to $2.6 million for the three months ended March 31, 2003 from $8.9 million reported for the three months ended March 31, 2002. This decrease of $6.3 million was primarily due to reduced personnel costs in connection with our restructuring in 2002, reduced expenses for Telcordia certification, and to a lesser extent, reduced expenditures for prototyping and regulatory compliance. We expect the amount of our research and development expenses to remain flat for the quarter ending June 30, 2003.

Selling, General and Administrative Expenses

	Three Months Ended March 31,

(In thousands)	2003	2002

	(unaudited)	(unaudited)
Sales and marketing expenses	$2,675	$5,297
General and administrative expenses	1,209	2,379
Bad debt expense (recoveries)	(1,412)	2,766
Amortization of deferred stock compensation	48	86

Total selling, general and administrative expenses	$2,520	$10,528
Total selling, general and administrative expenses as a percentage of net revenue	22%	64%

Selling, general and administrative expenses decreased to $2.5 million for the three months ended March 31, 2003, from $10.5 million for the three months ended March 31, 2002. Sales and marketing expense decreases reflect the effect of downsizing and restructuring. In addition, there was decreased marketing activity in customer support, advertising, and trade shows. General and administrative expenses decreased for the three months ended March 31, 2003 due to the effect of reductions in staff and cost control measures as well as a $1.4 million recovery of bad debt. We anticipate that selling, general and administrative expenses will remain at or below current levels over the next few quarters as the result of the restructuring plan we implemented in the fourth quarter of 2002.

Other Income, Net

Interest and other income decreased to $84,000 for the three months ended March 31, 2003 from $241,000 for the three months ended March 31, 2002. This decrease of $157,000 was due to lower interest income resulting from lower cash and cash equivalent balances as well as lower interest rates.

Income Taxes

For the quarter ended March 31, 2003, we realized a federal income tax benefit of $89,000. This benefit was due to the actual federal income tax refund received in the first quarter which exceeded our estimate at December 31, 2002. We do not anticipate any income tax benefit or income tax expense for the next few quarters.

Liquidity and Capital Resources

(In thousands)	March 31, 2003	December 31, 2002

	(unaudited)	(unaudited)
Working capital	$57,322	$56,324
Cash, cash equivalents and marketable securities	$29,774	$25,728
Total assets	$74,239	$76,437

	Three Months Ended

(In thousands)	March 31, 2003	March 31, 2002

	(unaudited)	(unaudited)
Net cash provided (used) by:
Operating activities	$4,277	$(3,320)
Investing activities	$(3,877)	$2,250
Financing activities	$—	$4

Net cash provided by operating activities totaled $4.3 million for the three months ended March 31, 2003. Net cash used by operating activities for the three months ended March 31, 2002 totaled $3.3 million. For the three months ended March 31, 2003, cash was provided by collection of some of our income tax receivable and was partially offset by cash spent to increase inventory and to decrease accounts payable. Cash used by operating activities in the three months ended March 31, 2002 was primarily due to our net loss, increases in income taxes receivable, and decreases in accounts payable and accrued expenses. This was partially offset by decreases in inventory and a provision for doubtful accounts.

Cash used by investing activities was $3.9 million for the three months ended March 31, 2003, compared to cash provided of $2.3 million for the three months ended March 31, 2002. Cash used by investing activities for the three months ended March 31, 2003, was primarily the result of purchases of property and equipment in addition to the purchase of securities available for sale. Sales and dispositions of property and equipment in addition to the maturity of securities available for sale in the three months ended March 31, 2002, resulted in net cash provided of $2.3 million. We believe our current facilities and equipment are sufficient to meet our current operating requirements.

No cash was provided by financing activities for three months ended March 31, 2003 and approximately $4,000 was provided for the three months ended March 31, 2002. Cash provided by financing activities was due to the exercise of stock options.

Our inventory levels increased to approximately $25.6 million at March 31, 2003, from approximately $24.1 million at December 31, 2002. The increase was due to the purchase of $3.0 million of parts inventory in the first quarter of 2003, and was partially offset by reduced purchasing achieved by selling inventory on hand to satisfy customer orders instead of producing new goods. We anticipate that inventory levels will increase in the three months ending June 30, 2003, due to our commitment to purchase $3.0 million in parts inventory, and then decrease for the balance of 2003 due to expected continued low purchasing levels. We believe that our reserves for excess and obsolete inventory are appropriate.

To date, we have funded our operations primarily through cash generated from operations and sales of common and preferred stock.

At March 31, 2003, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $29.8 million compared to $25.7 million at December 31, 2002. At March 31, 2003, our working capital was approximately $57.3 million, an increase from the $56.3 million reported for December 31, 2002. We received a federal income tax refund of $6.9 million in the quarter ended March 31, 2003.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and product returns, inventory valuations, allowance for doubtful accounts, intangible assets, deferred income taxes and warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting areas to have the most significant impact on the reported financial results and financial position of our company.

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

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on From 10-Q, including our consolidated financial statements and related notes.

We Have a Limited Operating History.

We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we were profitable on an annual basis from 1997 to 2000, we have recently experienced net losses. For example, in 2002, we had a net loss of $52.7 million. As of March 31, 2003, we had an accumulated deficit of $19.5 million. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

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

Our Quarterly Results Fluctuate Significantly, and Our Revenue Has Decreased.

Although our revenues grew from fiscal 1998 to 2000, from 2000 to 2002 our revenues decreased from $148 million to $50 million, respectively. Additionally, we experienced operating losses in the fourth quarter of 2000,, each quarter of 2001 and 2002, and the first quarter of 2003. We caution you that we may have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

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

Because most of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end-users of their products for longer periods of time. Moreover, the current downturn in general economic conditions has led to significant reductions in customer spending for telecommunications equipment, which has resulted in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenues continue to fall below the expectations of securities analysts and investors, the trading price of our common stock could significantly decline, as it did from the third quarter of 2000 through 2002.

We Depend on Service Providers for Substantially All of Our Business.

Our historical customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, ISPs, IOCs, Regional Bell Operating Companies (“RBOCs”), and wireless service providers The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the “1996 Act”). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

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

CLECs are allowed to compete with RBOCs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the 1996 Act that impose new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include actions by the Federal Communications Commission (“FCC”), judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by RBOCs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

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

Our Markets are Highly Competitive and Have Many Established Competitors.

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include Adtran, Inc. Advanced Fibre Communications, Inc, Alcatel Alsthom Compagnie Generale d’Electricite (“Alcatel”), Cisco Systems, Inc. (“Cisco”), Lucent Technologies, Inc., Tellabs, Inc., and other small independent systems integrators and small private and public companies. Most of these companies offer products competitive with one or more of our product lines. These equipment suppliers either have products or are making an entry into this area. We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

We Are Substantially Dependent on Our Distribution Channels.

To date, approximately half of the sales of our products have been made through distributors. Our distributors are responsible for warehousing products and fulfilling product orders as well as servicing potential competitive service provider customers and, in some cases, customizing and integrating our products at end-users’ sites. As a result, our success depends on maintaining good relations with our distributors. Sales of our products historically have been made to a limited number of distributors and other direct customers, as follows:

•

In 2002, one distributor accounted for 16% of net revenue.

•

In 2001, one distributor accounted for 23% of net revenue.

We expect that a significant portion of sales of our products will continue to be made to a small number of distributors. Accordingly, if we lose any of our key distributors, or continue to experience reduced sales to such distributors, our business would be harmed.

We have limited knowledge of the financial condition of certain of our distributors. We are aware, however, that some of our distributors have limited financial and other resources that could impair their ability to pay us. For example, in 2002 we incurred bad debt from one of our distributors, C & L Communications, Inc., because it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, based upon these and other factors, we cannot assure that any future bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not continue to harm our business, financial condition, or results of operations.

We generally provide our distributors with limited stock rotation and price protection rights. Other than these limited stock rotation rights and certain limited return rights, we do not provide our distributors with general product return rights. We have limited knowledge of the inventory levels of our products carried by our distributors. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors or in the future could reduce the demand for our products, create conflicts with other distributors, or otherwise harm our business. In addition, three times a year, certain distributors are allowed to exercise stock rotation rights up to a maximum of 15% of our unsold products for an equal dollar amount of new equipment. The products must have been held in stock by such distributor and have been purchased within the four-month period prior to the return date. We cannot assure that we will not experience significant returns in the future or that we will make adequate allowances to offset these returns.

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

We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers have limited financial and other resources that could impair their ability to pay us. For example, in 2002 one of our direct customers filed for bankruptcy protection and we incurred bad debt as a result. Another direct customer, which accounted for 13% of our net revenues in 2002, has restructured its operations and experienced financial difficulty, and it may not be in a position in the future to continue its historic purchase levels. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to harm our business, financial condition, or results of operations. In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

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

General Economic Conditions Could Continue to Harm our Business

We continue to be affected by adverse changes in general economic conditions, which have resulted in, and may continue to result in, reductions in capital expenditures by the end-user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business most severely in the fourth quarter of 2000, and they continued to have an impact throughout 2001, 2002 and the first quarter of 2003. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last two years, some service providers that were among our principal customers experienced capital budget constraints resulting from their financial troubles. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

Our Growth is Dependent Upon Successfully Maintaining and Expanding Our Distribution and Direct Sales Channels.

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

We Must Maintain and Expand Our Current Distributor Customer Base.

Most of our existing distributors and OEM customers also currently distribute the products of our competitors or compete directly with our products. Some of our existing distributors may in the future distribute or use other competitive products. We cannot assure that we will be able to attract and retain a sufficient number of our existing or future distributors, OEM and direct customers or that they will recommend or continue to use our products or that our distributors and OEM customers will devote sufficient resources to market and provide the necessary customer support for such products. In the event that any of our current distributors, OEM or direct customers reduce their purchases of our products, or that we fail to obtain future distributors or direct customers, our business could be harmed.

In addition, it is possible that our distributors and OEM customers will give a higher priority to the marketing and customer support of competitive products or alternative solutions than to our products. Furthermore, we cannot assure that our distributors and OEM customers will continue to offer our products. Our distributor and OEM relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the sale of competing products, and (3) do not require the distributor or OEM to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end-users of our products, distributors and OEM customers may come into conflict with one another, which could damage our relationship with, and sales to, such distributors and OEMS.

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

Our Growth is Dependent on Our Introduction of New Products and Enhancements to Existing Products; Failure to Bring New Products to Market, and Any Delay in Customers’ Adoption of Our New Products Could Adversely Affect Our Business.

Our successes depend on our ability to enhance our existing products and to timely and cost-effectively develop new products including features that meet changing end-user requirements and emerging industry standards. However, we cannot assure that we will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. We intend to continue to invest in product and technology development. We have in the recent past experienced delays in the development and commencement of commercial shipment of new products and enhancements, resulting in distributor and end-user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

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

We Face Risks Associated with Acquisitions.

In 2000, we acquired Millennia Systems, Inc. (“Millennia”) and certain product lines of Litton Network Access Systems, Inc. (“LNAS”). We may acquire or make similar such investments in complementary companies, products, or technologies in the future. If we buy a company, we could have difficulty integrating that company’s personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, or issue equity securities to pay for any future acquisitions. The issuance of equity securities in connection with such acquisitions could dilute our existing stockholders’ ownership.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

We require substantial working capital to fund our business. As of March 31, 2003, we had approximately $29.8 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

Continued Expansion of the Market for Communications Services is Necessary for Our Future Growth.

Our success will also depend on continued growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last nine quarters, adverse changes and economic conditions had a negative impact on the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected, which would subsequently have an adverse effect on our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2003, we have been issued a total of nine U.S. patents and had 23 U.S. patents pending. We have 11 U.S. trademark applications pending and have nine trademarks registered. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S. Based on the costs of obtaining foreign protection for our intellectual property as contrasted with the potential unenforceability of any such foreign protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our business.

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

If We Are Unable to Maintain Our Nasdaq National Market Listing, the Liquidity of Our Common Stock Could Be Seriously Impaired.

The Nasdaq National Market (“Nasdaq”) requires companies trading on that market to meet certain continued listing requirements. Among other things, a Nasdaq-traded company’s stock price must not close below the minimum bid price closing requirement of $1.00 for thirty (30) consecutive trading days. We received notice in the past from Nasdaq that our common stock had failed to maintain Nasdaq’s minimum bid price closing requirement of $1.00 for thirty (30) consecutive trading days and that, if we did not demonstrate compliance within a specified period of time, our common stock would be subject to delisting from Nasdaq. Although our common stock currently complies with the Nasdaq’s minimum bid price closing requirement of $1.00, we cannot assure you that we will continue to meet this or other Nasdaq listing requirements in the future. If our common stock were delisted from the Nasdaq National Market, it would limit the liquidity of our common stock and could limit out potential to raise future capital through sale of our common stock, which could harm our business. For instance, on August 30, 2002, we received notice from Nasdaq that our common stock had failed to maintain Nasdaq’s minimum price closing requirement of $1.00 for thirty (30) consecutive trading days. On May 6, 2003, however, we were notified by Nasdaq that we had regained compliance with the minimum price requirement and that our stock was no longer subject to delisting from the Nasdaq National Market.

Accordingly, if our common stock were to be delisted from the Nasdaq National Market, it would limit the liquidity of our common stock and could limit our potential to raise future capital through sale of our common stock, which could harm our business.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 2003, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 31, 2003, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within ninety (90) days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim and related claims, against us in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million. On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million. We currently have insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability or asset that may result has been made in the consolidated financial statements. We intend to vigorously defend this lawsuit.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.

Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ACCESS CORPORATION (Registrant)
May 12, 2003	By:	/s/ TIMOTHY R. ANDERSON

Timothy R. Anderson Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

CERTIFICATIONS

I, Roger L. Koenig, Chairman of the Board of Directors, President and Chief Executive Officer, certify that:

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

May 12, 2003	/s/ ROGER L. KOENIG

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

5

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

6

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ TIMOTHY R. ANDERSON

Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

*99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.