Form 10-Q
period 2003-06-30
CARRIER ACCESS CORP
filed 2003-08-13
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSISTION PERIOD FROM _____________ TO _____________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X      No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes            No    X

          The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of June 30, 2003 was 24,798,060 shares.

CARRIER ACCESS CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$17,492	$14,900
Marketable securities available for sale	11,586	10,828
Accounts receivable, net	10,992	8,598
Other receivables	1,641	174
Income tax receivable	98	6,989
Inventory, net	25,464	24,134
Prepaid expenses and other	606	1,024

Total current assets	67,879	66,647
Property and equipment, net of accumulated depreciation and amortization	7,823	9,462
Other assets	344	328

Total assets	$76,046	$76,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,715	$5,437
Accrued expenses and other liabilities	3,899	4,886

Total current liabilities	9,614	10,323
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value, 60,000 shares authorized and 24,798 shares issued and outstanding at June 30, 2003 and 24,771 shares issued and outstanding at December 31, 2002	25	25
Additional paid-in capital	85,830	85,785
Deferred compensation	(29)	(65)
Accumulated deficit	(19,404)	(19,643)
Accumulated other comprehensive income	10	12

Total stockholders’ equity	66,432	66,114

Total liabilities and stockholders’ equity	$76,046	$76,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenue	$12,156	$11,806	$23,359	$28,252
Cost of goods sold	6,687	8,277	12,841	19,509

Gross profit	5,469	3,529	10,518	8,743

Operating expenses:
Research and development	2,540	5,778	5,149	14,786
Sales and marketing	2,744	4,727	5,419	10,028
General and administrative	1,298	4,088	2,531	6,469
Bad debt expense (recoveries)	(1,147)	2,635	(2,559)	5,401
Goodwill and other intangible amortization	—	72	—	144

Total operating expenses	5,435	17,300	10,540	36,828

Income (loss) from operations	34	(13,771)	(22)	(28,085)
Other income, net	88	223	172	464

Income (loss) before income taxes	122	(13,548)	150	(27,621)
Income tax expense (benefit)	—	7,221	(89)	2,158

Net income (loss)	$122	$(20,769)	$239	$(29,779)

Income (loss) per share:
Basic	$0.00	$(0.84)	$0.01	$(1.20)
Diluted	$0.00	$(0.84)	$0.01	$(1.20)
Weighted average common shares:
Basic	24,798	24,755	24,781	24,749
Diluted	25,489	24,755	25,266	24,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$239	$(29,779)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	2,037	1,997
Provision for (recoveries of) doubtful accounts, net	(2,559)	5,401
Provision for inventory obsolescence	(249)	2,970
Stock-based compensation	61	129
Deferred income tax expense	—	7,318
Changes in operating assets and liabilities:
Accounts receivable	165	2,348
Income taxes receivable	6,891	(3,195)
Inventory	(1,081)	7,491
Prepaid expenses and other	(1,065)	1,013
Accounts payable and accrued expenses	(709)	(940)

Net cash provided (used) by operating activities	3,730	(5,247)

Cash flows from investing activities:
Purchases of property and equipment	(398)	(534)
Purchases of marketable securities, gross	(6,555)	(8,019)
Sales of marketable securities	5,795	6,847

Net cash provided (used) by investing activities	(1,158)	(1,706)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	21

Net increase (decrease) in cash and cash equivalents	2,592	(6,932)
Cash and cash equivalents at beginning of period	14,900	24,741

Cash and cash equivalents at end of period	$17,492	$17,809

Supplemental cash flow disclosures:
Cash received for income taxes	$(6,980)	$(1,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Summary of Significant Accounting Policies

          a.  Business and Basis of Presentation.    Carrier Access Corporation (the “Company”) is a leading provider of broadband digital access equipment to communications service providers, including Incumbent Local Exchange Carriers (“ILECs”), wireless service providers, Competitive Local Exchange Carriers (“CLECs”), InterExchange Carriers (“IXCs”), Independent Operating Carriers (“IOCs”), and Internet Service Providers (“ISPs”). This equipment is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations.  The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation.  All such adjustments are of a normal recurring nature. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results of the full fiscal year.  For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

          A reconciliation of the weighted average shares used in computing basic and diluted earnings (loss) per share amounts is presented below.   There were no adjustments to net income (loss) in order to determine diluted earnings (loss) per share.  All shares subject to stock options were anti-dilutive in 2002 as a result of the Company’s net losses and therefore were excluded from computation of diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Weighted-average shares
Average shares outstanding-basic	24,798	24,755	24,781	24,749
Shares assumed issued through exercises of stock options	691	—	485	—

Average shares outstanding-diluted	25,489	24,755	25,266	24,749

Number of shares excluded from computation because their effect is anti-dilutive	1,798	3,540	2,035	3,314

          c.  Stock-Based Compensation.    In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of

SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether or not it will adopt the fair value based method, and accordingly has not determined the impact that this standard will have on its financial position or results of operations. The Company adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements.

          The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Net income (loss)	$122	$(20,769)	$239	$(29,799)
Add back: Stock-based compensation expense, as reported	12	43	61	129
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(400)	(733)	(873)	(2,036)

Net loss, as adjusted	$(266)	$(21,459)	$(573)	$(31,706)

Income (loss) per share—basic and diluted, as reported	$0.00	$(0.84)	$0.01	$(1.20)
Income (loss) per share—basic and diluted, as adjusted	$(0.01)	$(0.87)	$(0.03)	$(1.29)
Per share weighted –average fair value of options granted during period	$0.85	$2.88	$1.34	$3.28

          The weighted average fair values of options granted during were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Volatility	303%	316%	313%	316%
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.1%	3.0%	3.0%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

          In December 2002, the Company completed a restructuring plan in accordance with EITF 94-3 designed to reduce its expenses to be more in line with anticipated revenue.  Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets.  As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002 and approximately $418,000 in the first quarter of 2003, including $264,000 for severance expense for the elimination of 35 positions during the first quarter of 2003.  During the second quarter of 2003, the Company paid out an additional $217,000. The remaining cash portion will be paid over the three quarters subsequent to June 30, 2003.  The Company made no changes to its restructuring plan assumptions during the first half of 2003.

Restructuring reserves and activity for the first half of 2003 are detailed below (in thousands):

	Balance December 31, 2002	Adjustments	Payments	Balance June 30, 2003

Q4 2002 Restructuring Plan	$1,586	$—	$(635)	$951

Note 2.   Inventory

          The components of inventory are as follows (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$26,160	$23,623
Work-in-process	—	—
Finished goods	5,220	6,676

	31,380	30,299
Reserve for obsolescence	(5,916)	(6,165)
Total inventory, net	$25,464	$24,134

Note 3.   Commitments and contingencies

          On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against the Company in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million.  On October 17, 2002, the Company filed a breach of contract counterclaim and other related counterclaims in District Court, County of Adams, Colorado for $1.0 million.  On December 5, 2002, the Company amended its counterclaim to seek damages of $27.0 million.  The Company currently has insufficient information to make an estimate of the outcome of this litigation.  Therefore, no provision for any potential liability that may result has been made in the consolidated financial statements.  The Company intends to vigorously defend this lawsuit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Notice Concerning Forward-Looking Statements

          This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, expectations regarding our operating expenses, gross margins, working capital and expenditure requirements and operating requirements.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the “Risk Factors” and elsewhere in this report, as well as our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Net Revenue and Cost of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$12,156	$11,806	$23,359	$28,252
Cost of goods sold	$6,687	$8,277	$12,841	$19,509

          Net revenue for the three months ended June 30, 2003 increased to $12.2 million from $11.8 million reported for the three months ended June 30, 2002.  This increase was a result of increased sales of Adit and Axxius products into the wireless markets, and because the Axxius product was not introduced until late June 2002.  The increase was partially offset by a decrease in the number of units sold to the CLEC market.  Net revenue for the six months ended June 30, 2003 decreased to $23.4 million from $28.3 million reported for the six months ended June 30, 2002.  The decrease was due to a decline in the number of units of our products sold and price decreases in some of our products. These declines were primarily caused by overall economic weakness and capital market constraints impacting telecommunication service providers and a continued downturn in the telecommunications sector in 2003. We believe that our customer base is changing.  In the past, we relied on two to five customers in the CLEC market for approximately half of our revenue.  At the present time, we rely on a broader base of end-users in several markets for our revenue.  We anticipate that in the future we may again rely upon a small number of end-users primarily in the ILEC and wireless market for the majority of our revenue.  Our net revenue continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors,  ordering patterns of distributors, original equipment manufacturers (OEMs) and other direct customers.  In addition, a significant portion of our net revenue has been derived from a limited number of large orders.  We believe that these trends will continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results and we anticipate that such fluctuations will continue in the future.

          During the three months ended June 30, 2003, approximately half of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs and increased sales to our direct customers. In the second quarter of 2003, two distributors each accounted for more than 10% of net revenue, one represented 18% of our net revenue and the other which represented 13%.   In addition, one OEM accounted for 13% of our net revenue in the second quarter of 2003.  We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors could have a material adverse effect on our business. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers.  In the three months ended June 30, 2003, one of these competitive carrier end-user customers accounted for 14 % of our net revenue.  A decrease in sales to this customer could have a material adverse effect on our business.

          Cost of goods sold for the three months ended June 30, 2003 decreased to $6.7 million compared to $8.3 million for the three months ended June 30, 2002.  Costs of goods sold for the six months ended June 30, 2003 decreased to $12.8 million compared to $19.5 million for the six months ended June 30, 2002.  The decrease was primarily attributable to decreased product shipments, cost reductions in existing products, a $1.8 million charge taken for slow moving and excess inventory in the first quarter of 2002 and a $1.2 million charge taken for slow moving and excess inventory in the second quarter of 2002.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross Profit	$5,469	$3,529	$10,518	$8,743
Gross Margin	45%	30%	45%	31%

          Our gross profit for the three months ended June 30, 2003 was $5.5 million, an increase from the $3.5 million of gross profit reported for the second quarter of 2002.   Our gross profit for the six months ended June 30, 2003 was $10.5 million, an increase from  $8.7 million of gross profit reported for the six months ended June 30, 2002.  The increase in gross profit was caused primarily by the slight reduction of inventory reserves in 2003, contrasted with the $3.0 million increase of reserves recorded in the first half of 2002. Additionally, we saw an increase in gross profit due to cost reductions, partially offset by reduced sales.  Our gross margin for the three months ended June 30, 2003 increased to 45% from 30% reported for the three months ended June 30, 2002.  Our gross margin for the six months ended June 30, 2003 increased to 45% from 31% reported for the six months ended June 30, 2003.  Gross margins were lower in the first six months of 2002 than in the corresponding periods of 2003 primarily due to charges of $1.8 million and $1.2 million taken in the first and second quarters 2002 respectively for slow moving and excess inventory.  In estimating the reserve for slow moving and excess inventory, we considered the forecast by product for the next twelve months and other known trends and circumstances relating to our inventory.  Gross margins were also impacted by changes in our sales mix, as our gross margins vary among products, as well as increased production volumes, decreases in selling prices, product cost reductions, and decreased overhead expenses.

          We believe that gross margins could decrease if sales of our products decline and if additional pricing declines occur in our products at a rate greater than our anticipated cost reductions, or if we incur additional charges for slow moving and excess inventory.  New product introductions could also harm gross margins until production volumes increase.  We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide Bank products and Adit products have decreased in the past two years.  These decreases were due to unfavorable general economic conditions and the introduction of competitive products.  In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins.  As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix.  Furthermore, gross margins will likely be reduced from time to time as a result of new product introductions by our competitors and us.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development expenses	$2,528	$5,735	$5,113	$14,664
As a percentage of net revenue	21%	49%	22%	52%

          For the three months ended June 30, 2003, research and development expenses were $2.5 million, a decrease from $5.7 million reported for the three months ended June 30, 2002.  For the six months ended June 30, 2003, research and development expenses were $5.1 million, a decrease from $14.7 million reported for the six months ended June 30, 2002.  These decreases were due primarily to reduced personnel costs in connection with our restructuring in 2002, reduced expenses for Telcordia certification, and to a lesser extent, reduced expenditures for prototyping and regulatory compliance.  We expect the amount of our research and development expenses to remain flat or increase slightly for the quarter ending September 30, 2003.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and marketing expenses	$2,744	$4,727	$5,419	$10,023
General and administrative expenses	1,298	4,088	2,506	6,467
Bad debt expense (recoveries)	(1,147)	2,635	(2,559)	5,401
Goodwill and other intangible amortization	0	72	0	144
Amortization of deferred stock compensation	12	43	3,661	129

Total selling, general and administrative expenses	$2,907	$11,565	$5,427	$22,164
Total selling, general and administrative expenses as a percentage of net revenue	24%	98%	23%	78%

          Selling, general and administrative expenses were $2.9 million for the three months ended June 30, 2003, down from $11.6 million reported for the three months ended June 30, 2002.  Selling, general and administrative expenses were $5.4 million for the six months ended June 30, 2003, down from $22.2 million reported for the six months ended June 30, 2002.  Sales and marketing expenses decreased to $2.7 million for the three months ended June 30, 2003, from $4.7 million for the three months ended June 30, 2002.  Sales and marketing expenses decreased to $5.4 million for the six months ended June 30, 2003, down from $10.0 million for the six months ended June 30, 2002.  Sales and marketing expense decreases reflect the effect of our downsizing.  In addition, we reduced overall expenses in marketing, customer support, advertising, and trade shows.  General and administrative expenses, excluding goodwill amortization and bad debt expense and recoveries, decreased to $1.3 million for the three months ended June 30, 2003 from $4.1 million for the three months ended June 30, 2002.  For the six months ended June 30, 2003, general and administrative expenses, excluding goodwill amortization and bad debt expense and recoveries, decreased to $2.5 million compared to $6.5 million for the six months ended June 30, 2002.  General and administrative expenses decreased due to the effect of reductions in staff and cost control measures.  Bad debt recoveries of $1.4 million and $1.1 million were recorded for the three months ended March 31, 2003 and June 30, 2003 respectively.  We anticipate that selling, general and administrative expenses, excluding bad debt recovery, will remain at current levels over the next few quarters as the result of the restructuring plan we implemented in the fourth quarter of 2002.  If we continue to collect aged receivables from our customers or their financial condition improves, we could see further recoveries of bad debt.

Other Income, Net

          For the three months ended June 30, 2003, interest and other income decreased to $88,000 from $223,000 for the three months ended June 30, 2002.  Interest and other income decreased to $172,000 for the six months ended June 30, 2003 compared to $464,000 for the same period in 2002.  These decreases are attributable to lower interest income resulting from lower cash and cash equivalent balances as well as lower interest rates than the previous periods.  Cash and marketable securities totaled $29.1million and $30.8 million for the quarters ending June 30, 2003 and 2002, respectively.

Provision for Income Taxes

          For the three months ended June 30, 2003, we did not incur an income tax expense or benefit.    We have recorded a valuation allowance against our deferred tax assets, as we cannot currently determine that realization of these tax assets is sufficiently assured.  However, we will continue to monitor the realizability of our deferred tax assets each quarter and make adjustments as necessary.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	June 30, 2003	December 31, 2002

	(unaudited)
Working capital	$58,265	$56,324
Cash, cash equivalents and marketable securities	$29,078	$25,728
Total assets	$76,046	$76,437

	Six Months Ended

(In thousands)	June 30, 2003	June 30, 2002

	(unaudited)	(unaudited)
Net cash provided (used) by:
Operating activities	$3,730	$(5,247)
Investing activities	$(1,158)	$(1,706)
Financing activities	$20	$21

          At June 30, 2003, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $29.1 million.  At June 30, 2003, our working capital was approximately $58.3 million.  We have no significant capital spending or purchase commitments other than facilities leases.

          Operating activities provided net cash of approximately $3.7 million for the six months ended June 30, 2003, compared to $5.2 million used by operating activities for the six months ended June 30, 2002.  The increase in cash provided by operating activities was primarily due to our income tax receivable received in the first quarter of 2003 and was partially offset by increases in our inventory and prepaid expenses.

          Cash used by investing activities for the six months ended June 30, 2003 was $1.2 million compared to $1.7 million for the six months ended June 30, 2002.  For the six months ended June 30, 2003, we had net purchases of $760,000 of marketable securities compared to net purchases of $1.2 million for the six months ended June 30, 2002.  Our capital expenditures for the six months ended June 30, 2003 were $398,000 for equipment to support research, development, and manufacturing activities compared to $534,000 for the six months ended June 30, 2002. We believe our current facilities are sufficient to meet our current operating requirements.  Capital expenditures during the remainder of 2003 are not expected to exceed 2002 levels.

          Net cash from financing activities provided $20,000 for the six months ended June 30, 2003, which was due to cash received upon the exercise of stock options, compared to $21,000 for the six months ended June 30, 2002.

          Our net inventory levels increased approximately $1.3 million to $25.5 million at June 30, 2003 from $24.1 million at December 31, 2002.  The increase was primarily the result of fulfillment of a purchase commitment that was satisfied in June 2003.  We anticipate that inventory levels will decline in the second half of 2003 as we decrease our purchases.  We believe that our existing cash and investment balances are adequate to fund our projected working capital and capital expenditure requirements for a period greater than 12 months.  Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash.  We may consider using our capital to make strategic investments, acquisitions of companies, or to acquire or license technology or products.  However, we cannot assure you that additional funds or capital will be available to us in adequate amounts and with reasonably acceptable terms.

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

          Revenue Recognition.    We recognize revenue from product sales at the time of shipment and passage of title using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” In addition, we also offer certain of our customers the right to return products for a limited time after shipment as part of a stock rotation program. We estimate what future stock rotation returns may occur based upon actual historical return rates and reduce our revenue by these estimated returns. If future returns exceed our estimates, revenue could be further reduced. In addition, modifications to generally accepted accounting principles could result in unanticipated changes in our revenue recognition policies and such changes could significantly affect future revenue and results of operations.

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

          Allowance for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivables and, accordingly, on our future operating results.

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

          Deferred Income Taxes.    We account for our deferred tax assets pursuant to SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amount reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measure the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required under SFAS No. 109 to reduce deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to exit or guarantees that are initiated or modified after December 31, 2002. We believe the adoption of this standard will not have a material impact on the Company’s financial position or results of its operations. This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations. The Company has adopted these disclosure requirements in its financial statements for the year ended December 31, 2002.

          In December 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to allocate revenue in arrangements that include more than one product or service and governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. We are currently evaluating EITF 00-21 however we do not expect this rule to have a material impact on the Company’s financial position and results of operations, if any.

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

          In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We are currently evaluating SFAS No.150, however we do not expect this rule to have a material impact on the Company’s financial position and results of operations, if any.

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

We Have a Limited Operating History.

          We did not begin commercial deployment of our broadband digital access equipment until 1995. Prior to 1997, we recorded only nominal product revenue. Although we were profitable on an annual basis from 1997 to 2000, we have recently experienced net losses. For example, in 2002, we had a net loss of $52.7 million. As of June 30, 2003, we had an accumulated deficit of $19.4 million. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by early stage companies in rapidly evolving markets such as the communications equipment industry. Some of these risks include:

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

          Due to our limited operating history and experience with respect to these issues, we may not successfully implement our strategies or successfully address these risks and uncertainties.

Our Quarterly Results Fluctuate Significantly, and Our Revenue Has Decreased.

          Although our revenues grew from fiscal 1998 to 2000, from 2000 to 2002 our revenue decreased from $148 million to $50 million, respectively. Additionally, we experienced operating losses in the fourth quarter of 2000, each quarter of 2001 and 2002, and the first quarter of 2003. We caution you that we may have revenue shortfalls again in the future. Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. Our future operating results will depend on many factors, many of which are outside of our control, and which have affected our results in the past and could again in the future, including the following:

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

          Because most of our sales have historically been through indirect distribution channels, our ability to judge the timing and size of individual orders is more limited than for manufacturers who have been selling directly to the end-users of their products for longer periods of time. Moreover, the current downturn in general economic conditions has led to significant reductions in customer spending for telecommunications equipment, which has resulted in delays or cancellations of orders for our products. Our operating expenses are based on our expectations of future revenue and are relatively fixed in the short term. Due to these and other factors, if our quarterly or annual revenue falls below the expectations of securities analysts and investors, the trading price of our common stock could significantly decline, as it did from the third quarter of 2000 through the end of  2002.

We Depend on Service Providers for Substantially All of Our Business.

          Our historical customers have consisted primarily of competitive carriers and, to a lesser extent, long distance service providers, ISPs, IOCs, Regional Bell Operating Companies (“RBOCs”), and wireless service providers. Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of service providers to fund such expenditures often depends on their ability to obtain sufficient financing. Recently, this financing has not been available to many of these emerging service providers on favorable terms, if at all, particularly due to recent negative market conditions in the United States. If our current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted. If our current or potential service provider customers are forced to defer or curtail their capital spending programs, our sales and operating results will likely be harmed.

          In addition, many of the industries in which the service providers operate have recently experienced financial restructuring, consolidation, or bankruptcy. In particular, many telecommunication service providers have recently acquired, been acquired, or merged with ISPs or other service providers. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation, could have a material adverse effect on our sales and operating results.

Our Customers are Subject to Heavy Government Regulation in the Telecommunications Industry, and Regulatory Uncertainty May Have a Material Adverse Effect on Our Business.

          CLECs are allowed to compete with RBOCs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996 (the “1996 Act”) that impose new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include actions by the Federal Communications Commission (“FCC”), judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by RBOCs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

          We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the FCC for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act and we cannot assure that Congress will not propose changes to the 1996 Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment. Furthermore, we may decide to modify our products to meet anticipated changes. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

Our Markets are Highly Competitive and Have Many Established Competitors.

          The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including certain companies that have substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors for our products include Adtran, Inc. Advanced Fibre Communications, Inc, Alcatel Alsthom Compagnie Generale d’Electricite (“Alcatel”), Cisco Systems, Inc. (“Cisco”), Lucent Technologies, Inc., Telect, Inc., Tellabs, Inc., and other small independent systems integrators and small private and public companies. Most of these companies offer products competitive with one or more of our product lines. These equipment suppliers either currently have products on the market or are making an entry into this area. We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

          We have limited knowledge of the financial condition of certain of our direct customers. We are aware, however, that some of our direct customers have limited financial and other resources that could impair their ability to pay us. For example, in 2002 one of our direct customers filed for bankruptcy protection and we incurred bad debt as a result. Another direct customer, which accounted for 13% of our net revenues in 2002, has experienced financial difficulty and restructured its operations, and it may not be in a position in the future to continue its historic purchase levels. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to harm our business, financial condition, or results of operations. In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

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

          The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order without penalty. Any such termination, change, reduction, or delay in orders would harm our business.

General Economic Conditions Could Continue to Harm our Business.

          We continue to be affected by adverse changes in general economic conditions, which have resulted in, and may continue to result in, reductions in capital expenditures by the end-user customers of our distributors and our direct sales customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors materially impacted our business most severely in the fourth quarter of 2000, and they continued to have an impact throughout 2001, 2002 and the first half of 2003. If the current economic slowdown continues or worsens, these factors would continue to adversely affect our business and results of operations. In addition, in the last two years, some service providers that were among our principal customers experienced capital budget constraints resulting from their financial troubles. These financial troubles, combined with service delays, slowed the expected growth in this market. If service providers continue to experience problems, our business may continue to be adversely impacted.

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

          In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions than to our products. Furthermore, we cannot assure that our distributors will continue to offer our products. Our distributor relationships are established through formal agreements that generally (1) do not grant exclusivity, (2) do not prevent the distributor from carrying competing products, and (3) do not require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end-users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

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

          Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, President and Chief Executive Officer and our co-founder, could harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could harm our business.

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

We Face Risks Associated with Acquisitions.

          In 2000, we acquired Millennia Systems, Inc. (“Millennia”) and certain product lines of Litton Network Access Systems, Inc. (“LNAS”). We may acquire or make similar such investments in complementary companies, products, or technologies in the future. If we acquire a company, we could have difficulty integrating that company’s personnel and operations. Furthermore, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses. We may have to incur debt, write-off software development costs or other assets, incur severance liabilities, or issue equity securities to pay for any future acquisitions. The issuance of equity securities in connection with such acquisitions could dilute our existing stockholders’ ownership.

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

Failure to Meet Future Capital Needs May Adversely Affect Our Business.

          We require substantial working capital to fund our business. As of June 30, 2003, we had approximately $29.1 million dollars in cash and short-term investments. We believe that such cash and cash equivalents, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

Continued Expansion of the Market for Communications Services is Necessary for Our Future Growth.

          Our success depends on growth in the market for communications services. The global communications marketplace is evolving, and it is difficult to predict our potential size or future growth rate. We cannot assure that this market will continue to grow. Moreover, increased regulation may present barriers to the sales of existing or future products. If this market fails to grow or grows more slowly or in a different direction than we currently anticipate, our business would be harmed. In the last year few years adverse changes and economic conditions have had a negative impact on the market for communications services. If the current economic slowdown continues or worsens, the market for communications services will continue to be affected and would subsequently have an adverse effect on our business.

Our Failure to Adequately Protect Our Proprietary Rights May Adversely Affect Us.

          We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 30, 2003, we have been issued a total of 14 U.S. patents and had 24 U.S. patents pending. We have five U.S. trademark applications pending and have 13 trademarks registered. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as do the laws of the U.S. Based on the costs of obtaining foreign protection for our intellectual property as contrasted with the potential unenforceability of any such foreign protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our business.

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

We are Controlled by a Small Number of Stockholders.

          The members of our Board of Directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 56% of our outstanding shares of common stock. In particular, Mr. Koenig and Ms. Pierce, each a Director and our President and Chief Executive Officer, and Secretary and Corporate Development Officer respectively, are married and together beneficially own approximately 55% of our outstanding shares of common stock. Accordingly, these two stockholders are able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  Historically, and as of June 30, 2003, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar.  Historically, and as of June 30, 2003, we have not used derivative instruments or engaged in hedging activities.  Interest rate risk is not significant to our investments.

ITEM 4.  CONTROLS AND PROCEDURES

                    (a)  Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                    (b)  Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against us in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million.  On October 17, 2002, we filed a breach of contract counterclaim and other related counterclaims in District Court, County of Adams, Colorado for $1.0 million.  On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million.  We currently have insufficient information to make an estimate of the outcome of this litigation.  Therefore, no provision for any potential liability or asset that may result has been made in the consolidated financial statements.  We intend to vigorously defend this lawsuit.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our Annual Meeting of Stockholders, held on May 22, 2003, the following matters were approved by the requisite vote:

          The following individuals were elected to serve on the Board of Directors until the next annual meeting of stockholders:

Nominee	For	Withheld

Roger L. Koenig	22,170,784	416,040
Nancy Pierce	21,703,439	883,385
John W. Barnett, Jr.	22,170,884	415,940
David R. Laube	22,170,884	415,940
Mark A. Floyd	22,170,884	415,940

          The vote for the ratification of the appointment by the Board of Directors of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2003 was as follows:

For	Against	Abstain

22,500,019	75,323	11,482

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securitites Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

        We filed a Current Report on Form 8-K on April 22, 2003 to furnish a press release we issued regarding the financial results of the quarter ended March 31, 2003.

Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER ACCESS CORPORATION
(Registrant)

	By:	/s/ TIMOTHY R. ANDERSON

August 13, 2003		Timothy R. Anderson
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securitites Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securitites Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.