Form 10-Q
period 2003-09-30
CARRIER ACCESS CORP
filed 2003-11-14
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2003 was 24,834,024 shares.

CARRIER ACCESS CORPORATION

			Page No.

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheets (unaudited) — September 30, 2003 and December 31, 2002
		Condensed Consolidated Statements of Operations (unaudited) — Three and Nine Months Ended September 30, 2003 and 2002
		Condensed Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2003 and 2002
		Notes to Condensed Consolidated Financial Statements (unaudited)
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
		Risk Factors	16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4.	Controls and Procedures	25
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	29
	Item 2.	Changes in Securities and Use of Proceeds	29
	Item 3.	Defaults Upon Senior Securities	29
	Item 4.	Submission of Matters to a Vote of Security Holders	29
	Item 5.	Other Information	29
	Item 6.	Exhibits and Reports on Form 8-K	30
		Signature	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$14,166	$14,900
Marketable securities available for sale	17,020	10,828
Accounts receivable, net	12,664	8,598
Other receivables	1,107	174
Income tax receivable	83	6,989
Inventory, net	23,694	24,134
Prepaid expenses and other	1,039	1,024

Total current assets	69,773	66,647
Property and equipment, net of accumulated depreciation and amortization	7,049	9,462
Other assets	345	328

Total assets	$77,167	$76,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,412	$5,437
Accrued expenses and other liabilities	3,587	4,886

Total liabilities	9,999	10,323
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value, 60,000 shares authorized and 24,834 shares issued and outstanding at September 30, 2003 and 24,771 shares issued and outstanding at December 31, 2002	25	25
Additional paid-in capital	85,861	85,785
Deferred compensation	(20)	(65)
Accumulated deficit	(18,702)	(19,643)
Accumulated other comprehensive income	4	12

Total stockholders’ equity	67,168	66,114

Total liabilities and stockholders’ equity	$77,167	$76,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$15,927	10,534	$39,286	38,787
Cost of goods sold	9,169	6,342	22,010	25,851

Gross profit	6,758	4,192	17,276	12,936

Operating expenses:
Research and development	2,525	5,283	7,638	20,069
Sales and marketing	2,763	4,157	8,183	14,186
General and administrative	1,277	1,675	3,842	8,014
Bad debt expense (recoveries)	(423)	7	(2,981)	5,538
Asset impairment charges	—	8,995	—	8,995
Other intangible amortization	—	72	—	216

Total operating expenses	6,142	20,189	16,682	57,018

Income (loss) from operations	616	(15,997)	594	(44,082)
Other income, net	86	128	258	592

Income (loss) before income taxes	702	(15,869)	852	(43,490)
Income tax expense (benefit)	—	(1,016)	(89)	1,142

Net income (loss)	$702	$(14,853)	$941	$(44,632)

Income (loss) per share:
Basic	$0.03	$(0.60)	$0.04	$(1.80)
Diluted	$0.03	$(0.60)	$0.04	$(1.80)
Weighted average common shares:
Basic	24,807	24,766	24,787	24,753
Diluted	25,952	24,766	25,619	24,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$941	$(44,632)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	2,951	4,678
Provision for (recoveries of) doubtful accounts, net	(2,981)	3,060
Provision for (reversal of) inventory obsolescence	(212)	2,608
Stock-based compensation	70	169
Asset impairment charges	—	8,995
Deferred income tax expense	—	7,318
Changes in operating assets and liabilities:
Accounts receivable	(1,085)	6,307
Notes receivable	—	(775)
Income taxes receivable	6,906	(4,211)
Inventory	652	9,233
Prepaid expenses and other	(948)	838
Accounts payable and accrued expenses	(324)	(5,201)

Net cash provided (used) by operating activities	5,970	(11,613)

Cash flows from investing activities:
Purchases of property and equipment	(532)	(1,611)
Patent and trademark costs	(23)	(54)
Purchases of marketable securities	(14,208)	(8,245)
Sales and maturities of marketable securities	8,008	7,259

Net cash used by investing activities	(6,755)	(2,651)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	14

Net decrease in cash and cash equivalents	(734)	(14,250)
Cash and cash equivalents at beginning of period	14,900	24,741

Cash and cash equivalents at end of period	$14,166	$10,491

Supplemental cash flow disclosures:
Income tax refunds	$6,995	$1,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

     a. Business and Basis of Presentation. Carrier Access Corporation (the “Company”) is a leading provider of broadband digital access equipment to communications service providers, including Incumbent Local Exchange Carriers (“ILECs”), wireless service providers, Competitive Local Exchange Carriers (“CLECs”), InterExchange Carriers (“IXCs”), Independent Operating Carriers (“IOCs”), and Internet Service Providers (“ISPs”). This equipment is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors, to original equipment manufacturers (“OEMs”) and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Weighted-average shares
Average shares outstanding-basic	24,807	24,766	24,787	24,753
Shares assumed issued through exercises of stock options	1,145	—	832	—

Average shares outstanding-diluted	25,952	24,766	25,619	24,753

Number of shares excluded from computation because their effect is anti-dilutive	1,070	3,072	1,900	2,836

     c. Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether or not it will adopt the fair value-based method, and accordingly has not determined the impact that this standard will have on its financial position or results of operations. The Company adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements.

     The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2003	2002	2003	2002

Net income (loss)	$702	$(14,853)	$941	$(44,632)
Add back: Stock-based compensation expense, as reported	9	40	70	169
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(364)	(689)	(1,236)	(2,725)

Net income (loss), as adjusted	$347	$(15,502)	$(225)	$(47,188)

Income (loss) per share-basic and diluted, as reported	$0.03	$(0.60)	$0.04	$(1.80)
Income (loss) per share-basic and diluted, as adjusted	$0.01	$(0.63)	$(0.01)	$(1.91)
Per share weighted average fair value of options granted during period	$3.12	$0.67	$1.04	$1.98

     The weighted average fair values of options granted during the three and nine months ended September 30, 2003 and 2002 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Volatility	297%	316%	309%	316%
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

     d. Exit and Disposal Activities. In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supercedes EITF 94-3. Under EITF 94-3, a liability for an exit cost, as defined, is recognized on the date of an entity’s commitment to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3, and concludes that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value standard for initial measurement of the liability. The Company is required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is expected to impact the timing of expenses in future periods should the Company commit to additional exit or disposal activities.

     In December 2002, the Company completed a restructuring plan in accordance with EITF 94-3 designed to reduce its expenses in accordance with anticipated revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002 and approximately $418,000 in the first quarter of 2003, including $264,000 for severance expenses related to the elimination of 35 positions during the first quarter of 2003. During the second and third quarters of 2003, the Company paid out an additional $217,000 and $233,000 respectively in connection with the restructuring plan. The majority of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2004 The Company made no changes to its restructuring plan assumptions during the first three quarters of 2003.

     Restructuring reserves and activity resulting from the 2002 fourth quarter restructuring plan for the first three quarters of 2003 are detailed below (in thousands):

	Balance			Balance
	December 31, 2002	Adjustments	Payments	September 30, 2003

Q4 2002 Restructuring Plan	$1,586	$—	$(854)	$732

Note 2. Inventory

     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$24,717	$23,623
Work-in-process	—	—
Finished goods	4,930	6,676
	29,647	30,299
Reserve for obsolescence	(5,953)	(6,165)

Total inventory, net	$23,694	$24,134

Note 3. Commitments and Contingencies

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against the Company in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million. On October 17, 2002, the Company filed a breach of contract counterclaim and other related counterclaims in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, the Company amended its counterclaim to seek damages of $27.0 million. The Company currently is in the discovery phase of the litigation and has insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability that may result has been made in the consolidated financial statements. The Company intends to vigorously defend this lawsuit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, expectations regarding our operating expenses, gross margins, working capital and expenditure requirements and operating requirements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the “Risk Factors” and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ.

Overview

      We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications service providers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and the Axxius products in June 2002.

      During the late 1990s, a substantial number of service providers, including competitive local exchange carriers, or CLECs, invested heavily in network infrastructures and service delivery projects, which accelerated growth in the telecommunications equipment market. By 2000, when our annual net revenues reached $148.1 million, we relied on a limited number of CLECs for a significant portion of our net revenue. However, starting in late 2000, many of these CLECs encountered sharp declines in the amount of capital they had available to fund network infrastructure and service delivery projects. As a result, there was a significant decline in the demand for telecommunications equipment, including demand for our products.

      We have since broadened our product portfolio into new markets, including wireless service providers and incumbent wireline carriers. For example, in 2002, 62% of our net revenue was derived from CLECs, 13% from incumbent local exchange carriers, or ILECs, and 5% from wireless service providers compared to 22%, 24% and 29%, respectively, for the three months ended September 30, 2003. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For example, we believe that a wireless service provider, both directly and indirectly through our OEM channel, accounted for 24% of our net revenue for the three months ended September 30, 2003.

      When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. Included in this plan were reductions in salary related expenses, facility closures or downsizing, and disposal of excess or unused assets. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we have started to see over the past six months. However, we believe current economic conditions may continue to cause our customers and potential customers to defer and reduce capital spending.

      Historically, most of the sales of our products have been through a limited number of distributors. For example, as a percentage of net revenue, Walker & Associates, Inc. accounted for 23% in 2001, 16% in 2002, and 16% for the nine months ended September 30, 2003. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications service providers and original equipment manufacturers, or OEMs. For example, for the three months ended September 30, 2003, one OEM customer accounted for over 10% of our net revenue, and we sold directly to two service providers that each accounted for over 10% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.

      Our net revenue continues to be affected by the timing and number of orders for our products which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them have caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Recent Developments

     On November 13, 2003, we entered into a definitive merger agreement to acquire privately-held Paragon Networks International Inc., a provider of wireless transport solutions to mobile wireless operators worldwide. In exchange for all outstanding shares of Paragon capital stock, upon completion of the merger, we will issue shares of our common stock and distribute cash with an aggregate value of approximately $17.5 million. A substantial portion of this amount will consist of shares of our common stock. All outstanding Paragon options and warrants will be cancelled prior to the closing of the acquisition. We will account for the acquisition as a purchase. If the acquisition is completed, we will also pay an aggregate of approximately $1 million in cash to employees of Paragon pursuant to an employee retention program. The acquisition is subject to customary closing conditions, and we expect to complete the acquisition during our current fiscal quarter.

Results of Operations

Three and Nine Months Ended September 30, 2003 and September 30, 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands)
Net revenue	$15,927	$10,534	$39,286	$38,787
Cost of goods sold	$9,169	$6,342	$22,010	$25,851

      Net revenue for the three months ended September 30, 2003 increased to $15.9 million from $10.5 million reported for the three months ended September 30, 2002. This increase was a result of an increase in the number of Adit products sold into the wireless market and the converged enterprise service delivery market and an increase in the number of Axxius products sold into the wireless market. The increase was partially offset by a decrease in the number of Adit products sold to CLEC customers and decreased sales of the Wide Bank products. Net revenue for the nine months ended September 30, 2003 increased to $39.3 million from $38.8 million reported for the nine months ended September 30, 2002. This slight increase was a result of the increase in net revenue for the three months ended September 30, 2003, offset by the decrease in net revenue as a result of a decrease in the sale of our products due to the general downturn in the telecommunications industry which began in the three months ended December 31, 2000 and continued through the three months ended March 31, 2003.

      Cost of goods sold for the three months ended September 30, 2003 increased to $9.2 million compared to $6.3 million for the three months ended September 30, 2002. The increase was primarily attributable to increased product shipments and was partially offset by cost reductions in existing products. Cost of goods sold for the nine months ended September 30, 2003 decreased to $22.0 million from

$25.9 million for the nine months ended September 30, 2002. The decrease was primarily attributable to charges taken for slow moving and excess inventory of $1.8 million and $1.2 million in the first and second quarters of 2002, respectively, as well as cost reductions in existing products partially offset by increases in product shipments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands)
Gross profit	$6,758	$4,192	$17,276	$12,936
Gross margin	42%	40%	44%	33%

      Our gross profit for the three months ended September 30, 2003 increased to $6.8 million from $4.2 million for the three months ended September 30, 2002. Gross profit for the nine months ended September 30, 2003 increased to $17.3 million from $12.9 million for the nine months ended September 30, 2002. The increase in gross profit was caused primarily by cost reductions of our products sold in 2003, the $3.0 million increase of inventory reserves recorded in the first half of 2002, and, to a lesser extent, by increased revenue in 2003. However, our cost reductions were partially offset by reduced selling prices of certain products. Our gross margin for the three months ended September 30, 2003 increased to 42% from 40% for the three months ended September 30, 2002. Our gross margin for the nine months ended September 30, 2003 increased to 44% from 33% for the nine months ended September 30, 2002. Gross margins were lower in the first nine months of 2002 than in the corresponding period of 2003 primarily due to the $3.0 million increase of inventory reserves recorded in the first half of 2002 for slow moving and excess inventory. In estimating the reserve for slow moving and excess inventory, we considered the forecast by product for the next 12 months and other known trends and circumstances relating to our inventory. Gross margins were also impacted by changes in the mix of products sold, as gross margins vary among products, increased production volumes, decreases in selling prices, product cost reductions, and decreased overhead expenses.

      We believe that average selling prices and gross margins for our products will decline as our products mature and as competition intensifies. For example, in 2002 and 2003, we reduced the price of our Wide Bank and Adit products, and we expect to make further price reductions in the future with respect to these products. In addition, discounts to distributors, OEMs, and direct customers vary among product lines and are based on volume shipments. Such discounts adversely affect our gross margins. Gross margins would also decrease if we incur additional charges to slow moving and excess inventory. We believe our gross margins are likely to fluctuate in the future based on production levels, product type and channel mix. Furthermore, new product introductions could also cause gross margins to decrease until production volumes of these new products increase.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands)
Research and development expenses	$2,525	$5,283	$7,638	$20,069
As a percentage of net revenue	16%	50%	19%	52%

      Research and development expenses for the three months ended September 30, 2003 decreased to $2.5 million from $5.3 million for the three months ended September 30, 2002. Research and development expenses for the nine months ended September 30, 2003 decreased to $7.6 million from $20.1 million for the nine months ended September 30, 2002. These decreases were due primarily to reduced personnel costs in connection with our restructuring in 2002, reduced expenses for Telcordia certification, and to a lesser extent reduced expenditures for prototyping and regulatory compliance. We expect our research and development expenses to increase for the quarter ending December 31, 2003 as we increase investment in the development of new products.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands)
Sales and marketing expenses	$2,763	$4,157	$8,183	$14,186
General and administrative expenses	1,277	1,675	3,842	8,014
Bad debt expense (recoveries)	(423)	7	(2,981)	5,538
Other intangible amortization	—	72	—	216
Asset impairment charges	—	8,995	—	8,995

Total selling, general and administrative expenses	$3,617	$14,906	$9,044	$36,949
Total selling, general and administrative expenses as a percentage of net revenue	23%	142%	23%	95%

      Selling, general and administrative expenses for the three months ended September 30, 2003 decreased to $3.6 million from $14.9 million for the three months ended September 30, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased to $9.0 million from $36.9 million for the nine months ended September 30, 2002. Sales and marketing expenses for the three months ended September 30, 2003 decreased to $2.8 million from $4.2 million for the three months ended September 30, 2002. Sales and marketing expenses for the nine months ended September 30, 2003 decreased to $8.2 million from $14.2 million for the nine months ended September 30, 2002. Sales and marketing expenses decreased primarily due to a reduction in personnel in connection with our restructuring in 2002. In addition, we reduced overall expenses in marketing, customer support, advertising, and trade shows. General and administrative expenses for the three months ended September 30, 2003 decreased to $1.3 million from $1.7 million for the three months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2003 decreased to $3.8 million from $8.0 million for the nine months ended September 30, 2002. General and administrative expenses decreased due to a restructuring in personnel in connection with our restructuring and cost control measures. Bad debt recoveries of $1.4 million, $1.1 million and $423,000 were recorded for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 respectively, as we were able to collect significant amounts of aged receivables. We recorded asset impairment charges totaling $9.0 million in the quarter ended September 30, 2002. We anticipate that selling, general and administrative expenses will increase in the next few quarters. If we continue to collect aged receivables from our customers or their financial condition improves, we could see further recoveries of bad debt.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)

	(In thousands)
Other income, net	$86	$128	$258	$592
Income tax expense (benefit)	—	$(1,016)	$(89)	$1,142

      Other income, net for the three months ended September 30, 2003 decreased to $86,000 from $128,000 for the three months ended September 30, 2002. Interest and other income for the nine months ended September 30, 2003 decreased to $258,000 from $592,000 for the nine months ended September 30, 2002. These decreases were attributable to lower interest income resulting from lower interest rates than the previous periods.

      For the three months ended September 30, 2003, we did not incur an income tax expense or benefit. We have recorded a valuation allowance against our deferred tax assets, as we do not currently believe that realization of these tax assets is sufficiently assured. However, we continue to monitor the realizability of our deferred tax assets each quarter and make adjustments to the valuation allowance as necessary.

Liquidity and Capital Resources

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Working capital	$59,774	$56,324
Cash, cash equivalents and marketable securities	$31,186	$25,728
Total assets	$77,167	$76,437

	Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Unaudited)
	(In thousands)
Net cash provided (used) by:
Operating activities	$5,970	$(11,613)
Investing activities	$(6,755)	$(2,651)
Financing activities	$51	$14

      At September 30, 2003, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $31.2 million. At September 30, 2003, our working capital was approximately $59.8 million. We have no significant capital spending or purchase commitments other than facilities leases.

      Operating activities provided net cash of approximately $6.0 million for the nine months ended September 30, 2003, compared to $11.6 million used by operating activities for the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily due to our income tax receivable received in the first quarter of 2003 and decreases in inventory. Inventory decreased due to sale of products in excess of materials purchased. This was partially offset by increases in our accounts receivable and prepaid expenses and decreases in accounts payable.

      Cash used by investing activities for the nine months ended September 30, 2003 was $6.8 million compared to $2.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we had net purchases of $6.2 million of marketable securities compared to net purchases of $1.0 million for the nine months ended September 30, 2002. Our capital expenditures for the nine months ended September 30, 2003 were $532,000 for equipment to support research, development, and manufacturing activities compared to $1.6 million for the nine months ended September 30, 2002. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in the fourth quarter are expected to exceed those of the fourth quarter of 2002 as we invest in production tooling.

      Net cash from financing activities provided $51,000 for the nine months ended September 30, 2003, which was due to cash received upon the exercise of stock options, compared to $14,000 for the nine months ended September 30, 2002.

      Our net inventory levels decreased approximately $400,000 to $23.7 million at September 30, 2003 from $24.1 million at December 31, 2002. The decrease was primarily the result of shipments of product during 2003 partially offset by the fulfillment of a significant purchase commitment which was satisfied in June of 2003. We anticipate that inventory levels will continue to decline in the last three months of 2003 as we decrease our purchases.

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

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and product returns, inventory valuations, allowance for doubtful accounts, intangible assets, deferred income taxes and warranty reserves. We use historical experience and various other assumptions that are believed to be reasonable under the circumstances, as a basis for making estimates about the carrying value of assets and liabilities and other items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting areas to have the most significant impact on the reported financial results and financial position of our company.

      Revenue Recognition. We recognize revenue from product sales at the time of shipment and passage of title using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” In addition, we also offer certain of our customers the right to return products for a limited time after shipment as part of a stock rotation program. We estimate future stock rotation returns based upon actual historical return rates and reduce our revenue by these estimated returns. If future returns exceed our estimates, revenue would be further reduced. In addition, modifications to generally accepted accounting principles could result in unanticipated changes in our revenue recognition policies and such changes could significantly affect future revenue and results of operations.

      Inventory Reserves. We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated net realizable value of inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than our estimates, then additional inventory write-downs may be required.

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

      Valuation of Intangible Assets. We regularly evaluate the potential impairment of goodwill and other intangible assets. In assessing whether the value of our goodwill and other intangibles has been impaired, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

      Deferred Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amount reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measure the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce the carrying amount of deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date.

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

RISK FACTORS

      The following is a discussion of certain factors that currently impact our business, operating results and/or financial condition. You should carefully consider the risks described below before making an investment decision.

Our quarterly results fluctuate significantly, and this may cause our stock price to decline.

      Our quarterly and annual operating results have fluctuated in the past and may vary significantly in the future. For example, although we were profitable on an annual basis from 1997 to 2000, we experienced net losses in 2001 and 2002. In 2002, we had a net loss of $52.7 million. In addition, our net revenue decreased from $148.1 million in 2000 to $50.2 million in 2002.

      Our future operating results will depend on numerous factors, many of which are outside of our control, including the following:

•	the loss of, or significant reduction in purchases by, any of our direct customers, distributors or OEMs;

•	the commercial success of our products;

•	fluctuations in capital spending for telecommunications equipment;

•	general economic conditions as well as those specific to the telecommunications equipment industry;

•	our ability to develop new products or enhancements to existing products on a timely basis, if at all, and the ability of these new products and enhancements to achieve market acceptance;

•	slowdown in the demand for telecommunications equipment;

•	changes in government regulations in the telecommunications industry;

•	our ability to forecast demand for our products and potential obsolescence of existing inventory;

•	changes in our pricing policies or the pricing policies of our competitors;

•	new product introductions and enhancements by our competitors;

•	changes in our distribution channels and fluctuations in orders due to the amount of distributor and OEM inventory;

•	the size, timing and sales terms of the orders for our products;

•	potential delays or deferrals in the implementation of our products at customer sites;

•	technical problems in customizing or integrating our products with end-users’ systems;

•	potential bad debt expense due to the financial condition of our direct customers, distributors or OEMs;

•	costs related to acquisitions of technologies or businesses; and

•	seasonal fluctuations in the placement of orders.

      Traditionally, a significant portion of our net revenue has been derived from a limited number of large orders from a small number of customers. We believe that this trend will continue in the future. The timing of these orders and our ability to fulfill them have caused material fluctuations in our operating results in the past, and such fluctuations may occur in the future. Additionally, we generally agree to provide stock rotation and price protection rights to our distributors and OEMs, which subject us to the risk that our products may be returned and could cause a material decrease in the average selling prices and gross margins of our products. Also, our distribution and purchase agreements generally allow our distributors and direct customers to postpone or cancel orders without penalty until a relatively short period of time prior to shipment. We have experienced cancellations and delays of orders in the past, and we expect to continue to experience order cancellations and delays from time to time in the future. Any shortfall in orders would harm our operating results, especially since operating expenses in a quarter are relatively fixed. In addition, we sell a significant portion of our products to distributors or OEMs. As a result, our ability to judge the timing and size of individual orders from end-users is more limited than for companies that sell a greater proportion of their products directly to end-users.

Our stock price has been highly volatile and is currently trading at or near its three-year high.

     The market price of our common stock has been, and is likely to continue to be, highly volatile based on a variety of factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	the gain or loss of significant contracts by us or our competitors;

•	the entry of new competitors into our markets;

•	changes in management or additions or departures of key personnel;

•	announcements of technological innovations, new products, changes in product pricing, acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	changes in financial estimates or investment recommendations by securities analysts or our failure to perform in line with analysts’ expectations;

•	legislative or regulatory changes relating to the telecommunications industry;

•	the low trading volume of our common stock; and

•	other events and circumstances beyond our control.

     Our common stock is currently trading at or near its three-year high. Over the past 12 months, the closing price of our common stock on The Nasdaq National Market has fluctuated from a low of $0.38 to a high of $13.01 per share. In addition, the stock market in general, and the market prices of equity securities of many technology companies in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may harm the market price of our common stock. Our stock price and the stock market in general have been particularly volatile in recent quarters and may continue to be volatile in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which would harm our business and results of operations.

      A significant portion of the sales of our products are through distributors and OEMs, who generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, accounted for 23%, 16% and 16% of our net revenue in 2001, 2002 and the nine months ended September 30, 2003, respectively. In addition, one OEM customer accounted for over 10% of our net revenue in the three months ended September 30, 2003. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or continue to experience reduced sales to such distributors and OEMs, our business would be harmed.

We are subject to risks associated with the success of the businesses of our distributors.

      In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.2 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, we cannot assure you that any future bad debts that we incur will not exceed our reserves or that the financial instability of one or more of our distributors will not harm our business, financial condition or results of operations. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors in the future could harm our business by, among other things, reducing the demand for our products and creating conflicts with other distributors and our direct sales efforts.

Some of our distributors and OEMs have stock rotation and price protection rights which could cause a material decrease in the average selling prices and gross margins of our products.

      We generally provide our distributors and OEMs with limited stock rotation rights. For example, three times a year, these customers can return up to 15% of our unsold products to us in return for an equal dollar amount of new products. The returned products must have been held in stock by such distributor or OEM and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns of our products in the future or that we will make adequate allowances to offset these returns.

      We also provide certain distributors and OEMs with price protection rights in which we provide these customers with 60-days notice of price increases. Orders we receive from distributors or OEMs within the 60-day period are filled at the lower product price. In the event of a price decrease, we are sometimes required to credit distributors and OEMs the difference in price for any stock they have in their inventory.

In addition, we grant certain of our distributors and OEMs “most favored customer” terms, pursuant to which we have agreed not to knowingly grant another distributor or OEM the right to resell our products on terms more favorable than those granted to the existing distributor or OEM, without offering the more favorable terms to the existing distributor or OEM. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on distributor or OEM inventories, our business, financial condition, or results of operations.

We do not have exclusive agreements with our distributors, who also sell broadband communications equipment that competes with our products.

      Our agreements with our distributors generally do not grant exclusivity, prevent the distributor from carrying competing products or require the distributor to purchase any minimum dollar amount of our products. Additionally, our distribution agreements do not attempt to allocate certain territories for our products among our distributors. To the extent that different distributors target the same end-users of our products, distributors may come into conflict with one another, which could damage our relationship with, and sales to, such distributors.

      Most of our existing distributors also distribute the products of our competitors. Our distributors may not recommend or continue to use and offer our products, or our distributors may not devote sufficient resources to market and provide the necessary customer support for our products. In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions.

      Our distributors do not have any obligation to purchase additional products, and accordingly, they may terminate their purchasing arrangements with us, or significantly reduce or delay the amount of our products that they order, without penalty. Any such termination, change, reduction, or delay in orders would harm our business.

We rely on a limited number of direct customers, the loss of any of which would harm our business and results of operations.

      A significant portion of our net revenue has been derived from a limited number of large orders to direct customers, and we believe that this trend will continue in the future. For example, for the three months ended September 30, 2003, we sold directly to three service providers that each accounted for over 10% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order without penalty. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We are subject to risks associated with the success of the businesses of our direct customers.

      In the past, some of our direct customers have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002, one of our direct customers filed for bankruptcy protection, and, as a result, we incurred approximately $1.1 million in bad debt. Another direct customer, which accounted for 13% of our net revenues in 2002, has experienced financial difficulty and restructured its operations, and it may not be in a position in the future to continue its historic purchase levels. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to harm our business, financial condition, or results of operations. In addition, it is likely that an increase in sales to our direct customers may increase our accounts receivable and our days sales outstanding.

      In addition, we sell a moderate volume of products to competitive service providers. The competitive service provider market is overbuilt and is experiencing consolidation. Many of our competitive service provider customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, if one or more of these competitive service providers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as a corresponding decrease in customer base and future revenue. Furthermore, a significant portion of our sales to competitive service providers are made through independent distributors. The failure of one or more competitive service providers could cause a distributor to experience business failure and/or default on payments to us.

We grant certain of our direct customers “most favored customer” terms, which could cause a material decrease in the average selling prices and gross margins of our products.

      In agreements with direct customers that contain “most favored customer” terms, we have agreed to not knowingly provide another direct customer with similar terms and conditions or a better price than those provided to the existing direct customer without offering the more favorable terms, conditions or prices to the existing direct customer. It is possible that these “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, harm our business.

A longer than expected sales cycle could harm our business and cause our revenues and operating results to vary significantly from quarter to quarter.

      Our sales cycle averages approximately four to 18 months but can take longer in the case of ILECs and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor, OEM or service provider’s budgetary constraints;

•	a distributor, OEM or service provider’s internal acceptance reviews;

•	the success and continued internal support and development of a service provider’s product offerings; and

•	the possibility of cancellation or delay of projects by distributors, OEMs or service providers.

      In addition, as service providers have matured and grown larger, their purchase processes have typically become more institutionalized, requiring more of our time and effort to gain the initial acceptance and final adoption of our products by these customers. Although we attempt to develop our products with the goal of facilitating the time to market of our customer’s products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a customer’s own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could harm our business and cause our results of operations to vary significantly from quarter to quarter.

      In the industry in which we compete, a supplier must first obtain product approval from an ILEC or other carrier to sell its products to them. This process can last from four to 18 months or longer depending on the technology, the service provider, and the demand for the product from the service provider’s subscribers. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products, as well as products that deploy new technology or respond to new technology demand from certain carriers or other end-users. We have been successful in the past in obtaining such approvals. However, we cannot be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of revenue and uneven operating results from quarter to quarter or year to year.

Communications service providers face capital constraints which have restricted and may continue to restrict their ability to buy our products, thereby resulting in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition.

      Our customers consist primarily of communications service providers, including wireless service providers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The general slowdown in the economy and the fact that an oversupply of communications bandwidth exists have resulted in a constraint on the availability of capital for these service providers and have had a material adverse effect on many of our customers, with numerous customers going out of business or substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our business most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2001, 2002 and the first three quarters of 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk which could increase our expenses.

If we are unable to develop new or enhanced products that achieve market acceptance, our business and results of operations will be adversely affected.

      Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. In the recent past, we have experienced delays in the development and shipment of new products and enhancements, which has resulted in distributor and end-user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could harm our business.

The introduction of new or enhanced products could cause disruptions in our distribution channels and the management of our operations, which would result in an adverse effect on our business and results of operations.

      Our introduction of new or enhanced products will require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features that were included in subsequent releases of the products, which generally resulted in reduced gross margins for those products until such time as production volumes of these new products increase. We can give no assurance that these historical practices will not occur in the future and cause us to record lower revenue or negatively affect our gross margins.

We rely on the introduction of new or enhanced products to offset the declining sales prices and gross margins of our older products.

      We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for the Wide Bank products and Adit products has decreased substantially in the past two years. These decreases were due to general economic conditions and the introduction of competitive products. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross margins would decline, and such decline would harm our business.

If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

      The communications marketplace is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete. We expect that new packet-based technologies will emerge as competition in the communications industry increases and the need for higher volume and more cost-efficient transmission equipment expands. Industry standards for multi-service digital access equipment and technology are still evolving. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, if the business market were to broadly adopt telecommunications equipment based on cable modems or cable telephony, sales of our existing or future products could be significantly diminished.

      As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses decreased 62% to $7.6 million from $20.1 million for the nine months ended September 30, 2003 and 2002, respectively. As a result, we may not have sufficient resources allocated to the development of new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our business and results of operations would be significantly harmed.

      The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Advanced Fibre Communications, Inc., Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Telco Systems, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small independent systems integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors who currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommu-

nications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

      Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing, and other resources and more established channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion, and sale of their products. In addition, such competitors may enter our existing or future markets with solutions, either developed internally or through acquisition, that may be less costly, provide higher performance or additional features, or be introduced earlier than our solutions. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or noncompetitive.

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

      CLECs are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996, or the 1996 Act, that imposed new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include actions by the Federal Communications Commission, or the FCC, judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by ILECs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

      We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the FCC for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and it is possible that Congress will propose changes to the 1996 Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment, or we may voluntarily decide to make such modifications. Our inability to modify our products in a timely manner or address such regulatory changes could harm our business.

We have limited supply sources for some key parts and components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these parts and components.

      Many key parts and components are purchased from sole source suppliers for which alternative sources are not currently available. We currently purchase approximately 140 key components from suppliers for which there are currently no substitutes, and we purchase approximately 210 key components from single source suppliers. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If product orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. In addition, many companies utilize the same materials and supplies as we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of certain materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and maintaining close personal contact with each of our suppliers. However, delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, may occur in the future.

      We currently do not have long-term supply contracts for many of our key components. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price, or be unable to obtain or have difficulty obtaining components for their products from their suppliers.

      Our distributors, OEMs and direct customers frequently require rapid delivery after placing an order. Our inability to obtain sufficient quantities of the components needed to fulfill such orders has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could have an adverse effect on sales and customer relationships, our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, it could take up to nine months or more for us to begin receiving adequate supplies from alternative suppliers. Furthermore, we may not be able to engage an alternative supplier who could be in a position to satisfy our production requirements on a timely basis, if at all. Delays in shipment by one of our suppliers led to lost sales and sales opportunities in the past and may do so again in the future. For example, in the third quarter of 2003, we were not able to fulfill all of our open purchase orders of our Axxius product due to unforecasted demand and an insufficient availability of parts.

      In addition, the manufacturing process for certain single or sole source components is extremely complex. Our reliance on suppliers for these components, especially for newly designed components, exposes us to potential production difficulties and quality variations that the suppliers experience. In the past, this reliance on outside suppliers for these components has negatively impacted cost and the timely delivery of our products to our customers.

Our dependence on third-party manufacturers could result in product delivery delays.

      We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, and reduced control over product quality delivery schedules, manufacturing yields, and costs. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of nine months. We cannot assure that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our business, financial condition, or results of operations. Moreover, since all of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility would harm our business.

Our executive officers and certain key personnel are critical to our business, and any failure to retain these employees could adversely affect our business.

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

We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

      Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may also vary within specific foreign markets. We also need to ensure that our products are easily integrated with various telecommunications systems. Standards for new services continue to evolve, requiring us to continuously modify our products or develop new versions to meet new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. If our systems fail to timely comply with evolving standards in U.S. and international markets, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, our ability to sell our products would be significantly impaired. We could thereby experience, among other things, customer contract penalties, delayed or lost customer orders and decreased revenues.

      We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE since we were first certified in the fourth quarter of 2001 and with NEBS Level 3 since we were first certified in April 1998. There can be no assurance that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.

Our products may suffer from defects or errors that may subject us to product returns and product liability claims, which could adversely affect our reputation and seriously harm our results of operations.

      Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur, we may be subject to:

•	delays in or losses of market acceptance and sales;

•	product returns;

•	diversion of development resources resulting in new product development delay;

•	injury to our reputation; or

•	increased service and warranty costs.

      Delays in meeting deadlines for announced product introductions, or enhancements or performance problems with such products, could undermine customer confidence in our products, which would harm our customer relationships.

      Our agreements with our distributors, OEMs and direct customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective or adequate under the laws of certain jurisdictions. It is also possible that our errors and omissions insurance may be inadequate to cover any potential product liability claim. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, and it is possible that we will be subject to such claims in the future. Product liability claims brought against us could harm our business.

Our proposed acquisition of Paragon Networks International Inc. could adversely impact our business.

      We announced in November 2003 that we agreed to acquire Paragon Networks International Inc. If completed, the Paragon acquisition will be the largest acquisition we have completed, and the complex process of integrating Paragon will require significant resources. We will also face ongoing business challenges that principally include the geographic dispersion of our operations and generating market demand for an expanded product line. Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of Paragon could harm our business and results of operations.

      We will likely incur significant costs and commit significant management time integrating Paragon’s operations, technology, development programs, products, information systems, customers and personnel. Our integration of Paragon will cause us to incur cash outflows in completing the integration process, such as:

•	integrating technology and products;

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing Paragon liabilities;

•	transfer of technology licenses; and

•	other transaction costs associated with the acquisition, including financial advisor, attorney and accountant fees.

      We expect the Paragon acquisition to close in the quarter ending December 31, 2003; however, because the acquisition is subject to customary closing conditions, there can be no assurance that it will close in such time, or at all.

Difficulties in integrating past or future acquisitions could adversely affect our business.

      We have spent and may continue to spend significant resources identifying businesses to be acquired by us. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Our pending acquisition of Paragon, and any future acquisitions, involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

      We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of September 30, 2003, we held a total of 13 U.S. patents and had 15 U.S. patents-pending applications. We have two U.S. trademark applications pending and have 13 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the costs of obtaining foreign protection for our intellectual property as contrasted with the potential unenforceability of any such foreign protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our business.

We may face intellectual property infringement claims that might be costly to resolve.

      The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to us. We have no assurance that any future claims, if determined adversely to us, would not harm our business. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline. In our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks, or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from the customer.

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

Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

      We are in the process of expanding into international markets, and we anticipate increased sales from these markets. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	potential political unrest;

•	foreign exchange exposure;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

      Any of these factors, or others, of which we are not currently aware, could result in increased costs of operation or loss of revenue to us.

Failure to meet future capital needs may adversely affect our business.

      We require substantial working capital to fund our business. As of September 30, 2003, we had approximately $31.2 million in cash and marketable securities. We believe that our cash and marketable securities, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next 12 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, our ability to expand our client base and the growth of sales and marketing. If our capital requirements vary materially from those currently forecasted, we may need to obtain additional financing. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could harm our business.

We are controlled by a small number of stockholders who can determine the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

      Our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 55% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary and Corporate Development Officer, are married. Together they beneficially own approximately 54% of our outstanding shares of common stock as follows:

•	approximately 4.71% of our outstanding shares are beneficially held in an individual capacity by Mr. Koenig;

•	approximately 4.75% of our outstanding shares are beneficially held in an individual capacity by Ms. Pierce;

•	approximately 4.10% of our outstanding shares are held jointly by Mr. Koenig and Ms. Pierce; and

•	approximately 40.94% of our outstanding shares are held by KELD LLC. Mr. Koenig and Ms. Pierce are managing members of KELD LLC and have shared voting and investment power over the shares held by KELD LLC.

      Accordingly, these two stockholders are currently able to elect all members of our Board of Directors and determine the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

      On August 20, 2003, KELD LLC entered into a stock trading plan, or the Plan, pursuant to Securities and Exchange Commission Rule 10b5-1 to enable KELD LLC to engage in transactions involving our stock during periods in which its beneficial owners may be in possession of material, nonpublic information. The Plan allows for the sale of 15,000 shares of our common stock per week during a six-month period based on certain market conditions. In accordance with this rule, procedural steps were taken to ensure that the persons making the investment decisions for KELD LLC under the Plan have been insulated from any material nonpublic information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 2003, we have had little or no exposure to market risk for changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 30, 2003, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against us in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million. On October 17, 2002, we filed a breach of contract counterclaim and other related counterclaims in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million. We currently are in the discovery phase of the litigation and have insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability or asset that may result has been made in the consolidated financial statements. We intend to vigorously defend this lawsuit.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

     We filed a Current Report on Form 8-K on July 22, 2003 to furnish our press release reporting our results for the quarter ended June 30, 2003.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER ACCESS CORPORATION

	By:	/s/ Timothy R. Anderson

November 13, 2003		Timothy R. Anderson
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.