Form 10-K
period 2003-12-31
CARRIER ACCESS CORP
filed 2004-03-30
CIK 1018074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-24597

CARRIER ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	84-1208770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5395 Pearl Parkway, Boulder, CO (Address of principal executive offices)	80301 (Zip Code)

(303) 442-5455

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑

         As of June 30, 2003 there were 24,798,060 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2003, the last business day of the second quarter of 2003) was $23,922,882. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 1, 2004, there were 33,667,236 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CARRIER ACCESS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

PART I

ITEM 1.	BUSINESS

General

      Carrier Access designs, manufactures and sells broadband access equipment to communications service providers. Our products are used to upgrade capacity of wireline and wireless communications networks. Our products also enable our customers to offer voice and data services, which historically have been offered on separate networks, on a single converged network. We design our products to enable our customers to deploy new revenue-generating voice and data services, while lowering capital and operating costs.

      We sell our products directly to communications service providers and indirectly through a broad channel of global distributors and original equipment manufacturers, or OEMs, that provide voice and data communications infrastructure products. Our wireline and wireless customers include local and long distance carriers, cable operators, and international communications providers.

      On November 25, 2003, we completed the acquisition of Paragon Networks International Inc., a provider of products to wireless service providers. Paragon’s products are primarily used for upgrading the capacity of links between wireless cell sites and the wide network. We believe the addition of Paragon’s products complements our own product portfolio by increasing the breadth of our product offerings, as well as adding new customers.

      Our principal executive offices are located at 5395 Pearl Parkway, Boulder, CO 80301. Our telephone number at that location is 303-442-5455. Our website is www.carrieraccess.com; however, the information in, or that can be accessed through, our web site is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. We were incorporated in Colorado in September 1992 and were reincorporated in Delaware in June 1998.

Industry Overview

      The pervasive use of the Internet, the introduction of new bandwidth-intensive applications, and widespread adoption of numerous mobile communications devices capable of connecting to the Internet have fueled demand for media-rich Internet services, such as picture mail, music downloads, games, enhanced text messages, wireless web, and real-time video. Similarly, businesses are demanding new services customized to meet their personal communications needs, such as web conferencing, virtual private networks, or VPNs, which allow companies to extend their secure networks using the Internet, and voice over IP, or VoIP, which is the transmission of voice over the Internet. Broadband wireline and wireless Internet access is experiencing rapid growth as it becomes the primary means by which these services are enabled.

      We believe the rapid increase in broadband subscriber growth, coupled with widespread adoption of new media-rich Internet services, is driving service provider investment in new broadband access technologies. Although overall telecommunications capital expenditures have declined over the past three years, service providers continue to make significant investments to increase capacity at both the wireline portion of the network that links service providers and their end-user customers, which we refer to as the access portion of the network, and the wireless portion of the network that links cellular sites to the wired network, which we refer to as the wireless backhaul. In addition, service providers continue to focus capital expenditures on upgrading to IP-based technologies and delivering broader geographic coverage. With constrained capital expenditure budgets, communications service providers are implementing scalable and cost-efficient networking technologies.

      We believe the growth of Internet-enabled mobile communications devices and applications are driving a rapid expansion of the global wireless communications infrastructure. In response to continued subscriber growth and increasing demand for media-rich wireless services, we believe broadband service providers will need to cost-effectively upgrade their networks to support these new service offerings to remain competitive. In addition, this expansion is being accelerated by federal regulation, such as FCC mandated Enhanced 911, or E911, rules, which require public safety agencies to implement improved location detection of the wireless user.

      We believe that the disparate networks that comprise the Internet, including corporate intranets, cable systems, broadband and wireless networks, and voice and video networks, will increasingly converge into a unified network. We also believe that to successfully address this trend, equipment vendors must be capable of providing a comprehensive suite of products that support voice and data services, expand network bandwidth, and reduce wired and wireless network upgrade costs using a variety of access technologies.

Our Approach

      We provide a broad platform of communications equipment, software, and services that enable wireless and wireline service providers to cost-effectively upgrade access capacity and implement converged IP voice and data services.

      Our wireless products allow wireless service providers to reduce the strain on backhaul portions of the network, which is the portion that links cell sites to the wired switching center. Our products increase wireless network capacity at our customers’ cell sites to enable the introduction of new wireless data services and provide data connections needed for cell site equipment management and E911 location identification.

      Our wireline products are primarily used to deliver converged IP voice and data services over broadband access connections, such as TI or Ethernet connections, to business or multiple dwelling units, such as apartments and condominiums. The embedded VoIP software in our products works in conjunction with certain network application software providers to deliver IP-based voice and data applications, including virtual private networks, or VPNs, that fully integrate voice and data, customized web-controlled voicemail, call screening and forwarding, and other personalized IP communications services.

      We believe that our products provide the following benefits to our customers:

      Revenue From Existing and Next-generation IP Services. Our equipment and software support multiple services. As a result, service providers using our products can offer a variety of revenue-generating services as customer needs evolve, without deploying dedicated equipment for each service. For example, our Adit products support the efficient delivery of data traffic with VoIP services, while supporting or converting existing customer telephone and data equipment. This is accomplished by deploying service cards that support multiple communications services and technologies within the Adit chassis, thus protecting both the service provider’s investment in access equipment and the end-user investment in enterprise communications equipment.

      Cost Effectiveness and Scalability. Our products are designed to enable our customers to cost-effectively add additional voice and data capacity as the demand for bandwidth and new services increases. Our products reduce unused bandwidth and lower service providers’ equipment upgrade and operating costs by allowing the easy installation of additional cards into an already installed product. These line cards enable a variety of new communications services without sacrificing existing infrastructure investments. In addition, our products are capable of performing a variety of communications networking functions in a single chassis. For example, our Axxius products integrate multiple services such as transport, routing, and service protection at the access point of wireless networks.

      Manageability and Flexibility. As voice and data network complexity increases, we believe service providers will require software and systems that provide end-to-end management of the communications services they offer to their customers. We develop and integrate software-based network management capabilities with our products that enable telecommunications equipment providers to more easily manage voice and data traffic and services within their networks. Our NetworkValet software remotely manages and provisions our products. This remote management capability reduces the overall cost of ownership by decreasing the need for on-site configuration, maintenance, and diagnostics.

Our Strategy

      Our objective is to become a leading provider of broadband access products for the wireless backhaul, the portion linking cell sites to the wired switching center, and products that provide converged voice and data services delivery. These products enable our customers to cost-effectively deploy next-generation networks. Key elements of our strategy to achieve this objective include:

      Pursue High Growth Market Opportunities. We will continue to apply our diverse product portfolio and research and development expertise to engineer, manufacture, and support innovative products for strategic, high growth markets, such as wireless backhaul and VoIP. For example, at the beginning of 2001, we derived minimal revenue from wireless backhaul products. At that time, we began dedicating significant resources to designing products serving the wireless backhaul and data integration market. We believe that we have successfully gained a position in this market, as evidenced by the fact that products deployed in the wireless market accounted for 57% of our total net revenue in the fourth quarter of 2003.

      Continue to Pursue and Leverage Global Strategic Relationships. We intend to maintain and expand our existing relationships and pursue new strategic relationship opportunities with leading global communications equipment vendors. We currently have strategic relationships with the following companies: Alcatel, for the distribution of our standard products and the OEM of our Exxtenz product line; Cisco, for the co-sale and joint sale partnering for certain of our products; Fujitsu Asia, for the distribution of our Adit 600 product in certain territories outside of the United States; Marconi, for the distribution of our Broadmore product through their Federal division, Marconi Federal, Inc.; and other OEM, private label, or resale customers. Several of these customers integrate our products with their own product offerings to provide a comprehensive offering to their service provider, residential, enterprise, or commercial customers. For example, we are supplying our Broadmore product to Marconi as part of a complete communications system, which they supply and support for U.S. Department of Defense agencies. These relationships are important to us because they allow us to combine product synergies for a more complete product portfolio. In addition, these relationships allow us to leverage our sales force with the sales and marketing personnel of our strategic partners and provide complete product offerings to our joint customers. However, these relationships are not currently material to us from a financial standpoint.

      Leverage our Technology and Customer Base to Expand our Product Portfolio. We believe that the demand for media-rich voice and data services is a key driver of our service provider customers’ growth. We intend to assure that our product portfolio and architectures continue to offer the performance and flexibility needed for the economical introduction of new services. We also believe that our expertise in a broad range of technologies, such as VoIP, data transport and routing, and management software provides us with a technology platform from which we can develop or enhance our products to address new markets and applications. For example, we leveraged our relationship with one supplier to introduce new service cards for the Adit and Axxius platforms that provided access cost savings in both wireless and wireline applications within their networks.

      Pursue Acquisitions. In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge, and global customer base. Since 1998, we have completed three acquisitions, including our recent acquisition of Paragon. These acquisitions have and will extend our ability to provide additional and enhanced products that enable the wireless backhaul and the delivery of converged voice and data services. We intend to pursue additional acquisitions in the future. However, we are not currently engaged in any negotiations with respect to any such transactions.

      The ability to achieve our objective to become a leading provider of broadband access products is subject to many challenges and uncertainties. In particular, our industry is highly competitive and there are many companies providing competitive products in the same market in which we sell our products. See “Business — Competition.”

Principal Products

      Since our founding in 1995, we have continually broadened our product line, through internal development and acquisitions, to serve the needs of customers in high-growth telecommunications markets. Currently, our products support traditional telecommunications technologies as well as emerging technologies such as VoIP and fiber-based broadband access, which is referred to as a passive optical network, or PON. Our current product portfolio features eight platforms that reside in a variety of locations, including the service providers’ central office, cell site and wireless hub locations, and the end-users’ business premises. Our products meet the highest appropriate quality standards, and all our products comply with ISO 9001:2000. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products.

Converged
	Wireless	Enterprise Service	Fiber Business
Platform	Infrastructure	Delivery	Access

Axxius	●
Adit	●	●
Wide Bank	●	●
Access Navigator		●
Broadmore			●
Exxtenz			●
NetworkValet	●	●
MASTERseries	●
BROADway	●		●

      Wireless Infrastructure. We provide equipment to wireless service providers for use in the backhaul portion of their networks. In addition, wireless infrastructure equipment providers have integrated our Adit and Axxius products and the Paragon MASTERseries and BROADway products as an important component to their system solution. Our products are used to terminate the wireline service at both the cell site location and at the wireless service provider’s switching center. Paragon’s products are primarily used for upgrading the capacity of the wireless backhaul. Our scalable products enable wireless carriers to cost-effectively offer new revenue-generating voice and data services, optimize wireless backhaul capacity, and lower network operating costs. We also provide equipment that is used by wireless service providers in their provisioning of FCC mandated E911 services.

      Converged Enterprise Voice/ Data Service Delivery. We provide products that integrate multiple voice and data access services that are both easy to install and easy to manage, while delivering the quality of service that end-users demand. Our products support the connection of customer voice and data equipment such as telephones, enterprise telephone networks, local area networks, point of sale terminals, video conferencing equipment, and installed data equipment to wide area network services. We also provide products that transmit voice communications over the Internet. Our VoIP products can be used to connect customers to a single network infrastructure for the transmission of data, voice, and video traffic as part of an IP communications service that fully integrates voice and data. These converged IP communications services provide new multimedia communications capabilities to end-users, while offering lower capital and operating costs for service providers.

      Fiber Access. We offer products that enable service providers to utilize PON technology to deliver new or enhanced services such as wire-speed Ethernet, voice, T1, and video services to businesses. Our Fiber Access products deliver these services in a cost-efficient manner by supporting up to 32 customer building connections from a single strand of fiber. PON technology offers a cost-effective means to deliver new services to both business and multi-dwelling residential customers. Our PON product is based on internationally accepted standards and delivered as part of an end-to-end offering with our strategic partners, such as Alcatel.

Product Details

Axxius 800 Platform — access integration platform for wireless

      The Axxius 800 Access Integration Platform reduces network complexity, scalability, space, power, protection, and environmental constraints associated with delivering voice and data services in wireless networks. This product combines the functions of multiple products into one scalable, integrated and managed platform that enables our customers to deliver services at significantly lower costs.

      The Axxius is used primarily at wireless cell sites and hub locations to optimize wireless backhaul traffic, provide remote access and management of cell site equipment, monitor T1 line performance, and enable service providers to add bandwidth and new revenue-generating services. In addition, the Axxius’ remote access capability allows cell site technicians to remotely manage their facility. The Axxius provides bandwidth capacities from our T1/ E1s to two DS3 circuits.

Adit 600 Platform — integrated delivery terminal for voice and data services

      The Adit 600 Multi-service Delivery Terminal helps wireline and wireless service providers to offer revenue-generating voice and data services. It provides converged voice, data, and Internet access in a scalable, modular platform. The Adit 600 delivers carrier-quality broadband voice and data services for a wide range of applications, while allowing service providers to lower their infrastructure hardware costs by replacing and consolidating traditional network access equipment.

Adit 600 Customer Media Gateway — VoIP media gateway service card

      The Customer Media Gateway, or CMG, service card expands the Adit 600 platform’s capabilities beyond traditional communications applications to enable the transmission of media-rich applications over the Internet.

      The Adit 600 CMG enables gradual and seamless migration of voice and data services from traditional communication services to delivery over the Internet, while preserving existing equipment investments. The platform offers service providers and small- to medium-sized businesses a carrier-quality, cost-effective product that enables the integration of IP and traditional TDM voice services. In addition, the Adit 600 CMG is interoperable with all leading soft switch vendors, maintaining superior flexibility in the emerging VoIP market.

Exxtenz Platform — PON optical network termination

      The Exxtenz platform enables service providers to deliver enhanced services such as integrated high-speed data, Ethernet, voice and video services to businesses and multiple dwelling units. By utilizing PON technology, the Exxtenz platform has the ability to deliver these services at significantly lower capital costs. Our PON technology supports up to 32 Exxtenz devices from a single strand of fiber.

Wide Bank 28 Platform — M13 multiplexer

      The Wide Bank platform was engineered to significantly reduce size and power requirements for terminating communications circuits. Its design can handle multiple levels of electronics redundancy to assure service availability and management. The Wide Bank is used by both wireless and wireline service providers for a variety of communications applications.

Broadmore 1750 Platform — encrypted communications provisioning for government agencies

      The Department of Defense and other government agencies utilize the Broadmore to improve their optical communications infrastructure. These logically provisioned circuits can be routed, tested, and restored at lower costs, higher network utilization and higher security levels than are associated with traditional circuit transportation methods. Recent enhancements include additional security features such as encryption and secure management and identification.

Access Navigator — voice traffic concentration application sold in combination with Adit products

      The Access Navigator comes in three configurations that allow carriers to utilize existing resources more efficiently and enables the provisioning of services to a greater number of customers with minimal incremental infrastructure investments. With its small footprint and low power requirements, the Access Navigator is used in applications where traditional larger and more expensive communications infrastructure would be impractical. Combined with the Adit, the two devices provide an end-to-end offering for the delivery of enterprise or residential voice and Internet IP access.

NetworkValet — remote broadband access management

      NetworkValet is a software product that allows service providers to remotely manage, configure and provision our products. NetworkValet lowers the cost of ownership by significantly reducing configuration and maintenance costs and troubleshooting activities.

MASTERseries — acquired through Paragon Acquisition

      The MASTERseries, which is typically located at a cell site, optimizes wireless backhaul traffic for analog and digital base stations, E911 location devices and data devices in a single, highly reliable platform. The MASTERseries provides bandwidth capacities from four to 32 T1/ E1 circuits.

BROADway — acquired through Paragon Acquisition

      The BROADway product allows wireless service providers to connect their cell sites and mobile switch centers. The BROADway is used primarily at wireless hub locations to optimize backhaul, provide remote access and management of equipment, monitor T1 line performance, and enable service providers to add bandwidth and new revenue-generating services. Together with MASTERseries and MASTERview network management system, BROADway provides a broadband offering that addresses the needs for both network optimization and new services deployment.

Customers and Channels

      We sell our products directly through our sales force and indirectly through our OEM, private label, and other distribution partners. Our products are used by wireless service providers, local and long distance carriers, cable operators, and international communications providers to provide enhanced voice and high-speed data and Internet services to end-users.

      Since 2000, our products have been deployed in over 2,000 private networks. However, our net revenue has historically been concentrated among a small number of distributors and service provider customers. For the year ended December 31, 2003, we had four customers that each accounted for over 10% of our net revenue: T Mobile accounted for 17%, XO Communications accounted for 12%, Walker & Associates accounted for 11% and Nortel Networks, Inc. accounted for 11%. No other customer accounted for more than 10% of our net revenue for that period.

Sales, Marketing and Customer Support

      Our sales model consists of indirect sales to distributors and OEMs and direct sales to end-users. Our sales force works with distributors and OEMs to identify potential customers and provide pre- and post-sales support to our service provider customers and other end-users. For the year ended December 31, 2003, sales to distributors and OEMs accounted for 40% of our net revenue and direct sales to end-users accounted for 60% of our net revenue. For the year ended December 31, 2002, sales to distributors and OEMs accounted for 45% of our net revenue and direct sales to end-users accounted for 55% of our net revenue. We typically ship products soon after receipt of the customers’ orders and, accordingly, our backlog has typically not been significant.

      Sales to Distributors and OEMs. Our distributors and OEMs are responsible for fulfilling product orders, warehousing product, and identifying potential customers. We establish relationships with distributors and OEMs through written agreements that provide prices, discounts and other material terms and conditions under which the distributor or OEM is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the distributors or OEMs, do not prevent the distributors from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of our products.

      Sales Directly to End-Users. A significant portion of the sales of our products is made through direct sales to end-users. As a result, our continued success depends on building and maintaining good relations with our direct customers. We typically sell to these customers on credit.

      Sales Force. Our sales force covers the continental U.S. and Mexico. It includes sales and sales engineering and is responsible for product configuration, evaluation, installation and telephone presales support activities. Our sales engineering strategy focuses on assisting service providers and end-users in rapidly integrating our products into their networks. The sales engineering support group identifies service provider and end-user leads and, based on initial presentations, provides evaluation units for trial in communication service provider and end-user networks. After successful trial and approval, the service provider or end-user is provided with product installation and maintenance training. Initially, our sales engineering support group is involved in educating service providers and end-users about the functionality and benefits that may be derived from using our products. Subsequently, members of both our sales engineering and research and development organizations are involved in providing the service provider or end-user with the required training and technical support to integrate our products into a new application or service.

      Marketing. Our marketing organization develops strategies for products and, along with the sales force, develops key account strategies and defines product and service functions and features. Our marketing group is responsible for sales support, handling requests for information, requests for quotes and requests for proposals, preparing in-depth product presentations, interfacing with operations, setting price levels, developing new services and business opportunities and writing proposals in response to customer requests for information or quotations. We engage in a number of marketing activities that include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, taking part in public relations activities with trade and business press and distributing sales literature, technical specifications and documentation in order to create awareness, market demand and sales opportunities for our products.

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

Competition

      There is intense competition in the telecommunications equipment market with a large number of suppliers providing a variety of products to diverse market segments. We believe that the principal competitive factors for products in our markets include:

•	lower initial and lifetime costs;

•	performance and reliability;

•	flexibility, scalability and ease-of-use;

•	service and support;

•	breadth of features and benefits; and

•	end-to-end management systems.

      We believe our products compete favorably with respect to each of these factors.

      Our principal competitors for our products include Adtran, Inc., Advanced Fibre Communications, Inc., Telco Systems, Inc., Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small independent systems integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisitions, thereby intensifying competition.

      We believe our competitive position is enhanced by our ability to adapt quickly to changes in the market, the capability to modify existing products to decrease their size and expense while maintaining functionality in order to meet customers’ demands, and our close connections with multiple markets through our customer base. Our competitive position may be negatively affected, however, by our relatively small size, which could inhibit our ability to fund research and development activities as aggressively as our competitors. This factor could in turn affect our ability to attract new customers that may choose to purchase from one of our competitors with a larger market share and product offering.

Manufacturing

      Our manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. We currently use several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. We have developed a manufacturing process that enables our products to be configured to different customer hardware and software applications at the final assembly stage. This flexibility is designed to reduce both our manufacturing cycle time and our need to maintain a large inventory of finished goods. We also believe that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design.

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

Research and Product Development

      We focus our development efforts on providing enhanced functionality to our existing products, including total network offerings and performance and the development of additional software-based features and functionality. We obtain extensive product development input from our customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing next-generation wireline and wireless broadband access products and completing new products. We believe that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $33.6 million in 2001, $23.7 million in 2002 and $11.0 million for the year ended December 31, 2003. We perform our research and product development activities at our offices in Boulder, Colorado, Tulsa, Oklahoma, Roanoke, Virginia and Brookfield, Connecticut. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

Intellectual Property

      As of December 31, 2003, we held a total of 13 issued U.S. patents and had approximately 18 pending U.S. patent applications. We have one U.S. trademark application pending and have 14 registered trademarks. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If any such claims asserting that our products infringe on proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.

      We rely upon a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We have also entered into confidentiality agreements with our employees and consultants, and we enter into non-disclosure agreements with our suppliers and distributors so as to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. and thus make the possibility of misappropriation of our technology and products more likely. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003.

Employees

      As of December 31, 2003, we employed 238 full-time employees. No employees are covered by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relationships with our employees are good. During 2002, we resized our employee base to focus on the largest opportunities in the ILECs, wireless, and global service provider markets. This process included reducing our workforce from 443 full time employees at December 31, 2001 to 188 at February 28, 2003.

      Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. In an effort to attract and retain such employees, we continue to offer employee benefit programs that we believe are at least equivalent to those offered by our competitors. Despite these programs, in the past we have experienced difficulties in hiring certain skilled personnel. In critical areas, we have utilized consultants and contract personnel to fill these needs until full time employees could be recruited.

RISK FACTORS

      Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained and incorporated in this prospectus, before you decide to invest in our common stock. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.

As a result of declining sales of our products, we experienced large net losses and decreases in net revenue in 2001 and 2002, which caused a significant decline in the market price of our common stock, and we could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

      Our quarterly and annual operating results have fluctuated significantly in the past and may continue to vary significantly in the future. For example, although we were profitable on an annual basis from 1997 to 2000, we experienced net losses of $14.9 million and $52.7 million in 2001 and 2002, respectively. In addition, our net revenue decreased from $148.1 million in 2000 to $100.7 million and $50.2 million in 2001 and 2002, respectively.

      We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:

•	the loss of, or significant reduction in purchases by, any of our large customers, four of whom were each responsible for more than 10% of our net revenue in the year ended December 31, 2003;

•	reductions in capital spending for equipment by the telecommunications industry, a factor that resulted in a large decline in our product sales starting in 2000; and

•	costs related to acquisitions of technologies or businesses such as our acquisition of Paragon Networks International Inc. in November 2003.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

      A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 23%, 16% and 11% of our net revenue in 2001, 2002 and 2003, respectively. In addition, one OEM customer accounted for over 10% of our net revenue in the year ended December 31, 2003. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and a deterioration in our operating results.

      In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.2 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, we cannot assure you that any future bad debts that we incur will not exceed our reserves. Furthermore, we cannot assure you that the financial instability of one or more of our distributors will not result in decreased net revenue for us and a deterioration in our operating results. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future.

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

Some of our distributors and OEMs have stock rotation and price protection rights which could cause a material decrease in the average selling prices and gross margins of our products, either of which would have an adverse effect on our operating results and financial condition.

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

We do not have exclusive agreements with our distributors, which sell other broadband communications equipment that competes with our products. As a result, our distributors may not recommend or continue to use and offer our products or devote sufficient resources to market and support our products, which could result in a reduction in sales of our products.

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

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenue and the price of our common stock.

      A significant portion of our net revenue has been derived from a limited number of large orders to direct customers, and we believe that this trend will continue in the future. For example, for the year ended December 31, 2003, we sold directly to two customers that each accounted for over 10% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order without penalty. We have experienced cancellations and delays of orders in the past, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

If our direct customers do not successfully operate their own businesses, their capital expenditures could be limited, which could result in a delay in payment for, or a decline in the purchase of, our products, which could result in a decrease in our net revenue and a deterioration of our operating results.

      In the past, some of our direct customers have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002, one of our direct customers filed for bankruptcy protection, and, as a result, we incurred approximately $1.1 million in bad debt. Another direct customer, which accounted for 13.5% of our net revenues in 2002, has experienced financial difficulty and restructured its operations, and it may not be in a position in the future to continue its historic purchase levels. We cannot assure you that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to adversely affect future sales of our products or our ability to collect on accounts receivable for current sales of our products.

      In addition, we sell a moderate volume of products to competitive service providers. The competitive service provider market is overbuilt and is experiencing consolidation. Many of our competitive service provider customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, if one or more of these competitive service providers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as a corresponding decrease in customer base and future revenue. Furthermore, a significant portion of our sales to competitive service providers is made through independent distributors. The failure of one or more competitive service providers could cause a distributor to experience business failure and/or default on payments to us.

We grant certain of our direct customers “most favored customer” terms, which could cause a material decrease in the average selling prices and gross margins of our products, which would have an adverse effect on our operating results and financial condition.

      In agreements with direct customers that contain “most favored customer” terms, we have agreed to not knowingly provide another direct customer with similar terms and conditions or a better price than those provided to the existing direct customer without offering the more favorable terms, conditions or prices to the existing direct customer. It is possible that these “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which could, in turn, have an adverse effect on our operating results and financial condition.

A longer than expected sales cycle could cause our revenues and operating results to vary significantly from quarter to quarter.

      Our sales cycle averages approximately four to 18 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or service provider’s budgetary constraints;

•	a distributor’s, OEM’s or service provider’s internal acceptance reviews;

•	a distributor’s, OEM’s or service providers staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a service provider’s product offerings; and

•	the possibility of cancellation or delay of projects by distributors, OEMs or service providers.

      In addition, as service providers have matured and grown larger, their purchase processes have typically become more institutionalized, requiring more of our time and effort to gain the initial acceptance and final adoption of our products by these customers. Although we attempt to develop our products with the goal of facilitating the time to market of our customer’s products, the timing of the commercialization of a new distributor or service provider applications or services based on our products is primarily dependent on the success and timing of a customer’s own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could cause our results of operations to vary significantly from quarter to quarter.

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

      Our customers consist primarily of communications service providers, including wireless service providers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The general slowdown in the economy and the fact that an oversupply of communications bandwidth exists have resulted in a constraint on the availability of capital for these service providers and have had a material adverse effect on many of our customers, with numerous customers going out of business or substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted the sale of our products and our operating results most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2001, 2002, and 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk which could increase our expenses.

If we are unable to develop new or enhanced products that achieve market acceptance, we could experience a reduction in our future product sales, which would cause the market price of our common stock to decline.

      The communications industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete or unmarketable. Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. In the recent past, we have experienced delays in the development and shipment of new products and enhancements, which has resulted in distributor and end-user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could result in a decline in our future product sales and the price of our common stock.

The introduction of new or enhanced products could cause disruptions in our distribution channels and the management of our operations, which could cause us to record lower net revenue or adversely affect our gross margins.

      Our introduction of new or enhanced products will require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features that were included in subsequent releases of the products, which generally resulted in reduced gross margins for those products until such time as production volumes of these new products increase. We can give no assurance that these historical practices will not occur in the future and cause us to record lower net revenue or negatively affect our gross margins.

We rely on the introduction of new or enhanced products to offset the declining sales prices and gross margins of our older products, and the failure of our new or enhanced products to achieve market acceptance could result in a decline in our net revenue and operating results.

      We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for our Wide Bank products and Adit products has decreased substantially in the past two years. These decreases were due to general economic conditions and the introduction of competitive products. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross margins would decline, and such decline could adversely affect our operating results and the price of our common stock.

To develop new products or enhancements to our existing products, we will need to continue to invest in research and development, which could adversely affect our financial condition and operating results, especially if we need to increase the amount of our investment to successfully respond to developing industry standards.

      As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses decreased 54% to $11.0 million in 2003 from $23.7 million in 2002. As a result, we may not have sufficient resources allocated to the development of new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our market share and product sales could be adversely affected, resulting in a decline in our net revenue and deterioration of our operating results.

      The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Advanced Fibre Communications, Inc., Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Telco Systems, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small independent systems integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

      To be competitive, we must continue to invest significant resources in research and development and sales and marketing. We may not have sufficient resources to make such investments or be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could cause a decline in the price of our common stock.

Our customers are subject to heavy government regulation in the telecommunications industry, and regulatory changes could adversely affect our customers’ capital expenditure budgets and result in reduced sales of our products and significant fluctuations in the price of our common stock.

      Competitive local exchange carriers, or CLECs, are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996, or the 1996 Act, that imposed new duties on ILECs to open their local telephone markets to competition. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties. Such uncertainties include actions by the Federal Communications Commission, or the FCC, judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inaction by ILECs or other service providers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

      We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the FCC for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and it is possible that Congress will propose changes to the 1996 Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Moreover, our distributors or service provider customers may require that we modify our products to address actual or anticipated changes in the regulatory environment, or we may voluntarily decide to make such modifications. Our inability to modify our products in a timely manner or address such regulatory changes could cause a reduction in demand for our products, a loss of existing customers or the failure to attract new customers, which would result in lower than expected net revenue and a decline in the price of our common stock.

We have limited supply sources for some key parts and components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these parts and components.

      Many key parts and components are purchased from sole source suppliers for which alternative sources are not currently available. We currently purchase approximately 380 key components from suppliers for which there are currently no substitutes, and we purchase approximately 89 key components from single source suppliers. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If product orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. In addition, many companies utilize the same materials and supplies as we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of certain materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and maintaining close personal contact with each of our suppliers. However, delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, may occur in the future.

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

      Our distributors, OEMs and direct customers frequently require rapid delivery after placing an order. Our inability to obtain sufficient quantities of the components needed to fulfill such orders has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could have an adverse effect on sales and customer relationships, our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, it could take up to nine months or more for us to begin receiving adequate supplies from alternative suppliers. Furthermore, we may not be able to engage an alternative supplier who could be in a position to satisfy our production requirements on a timely basis, if at all. Delays in shipment by one of our suppliers have led to lost or delayed sales and sales opportunities in the past and may do so again in the future. For example, in the third quarter of 2003, we were not able to fulfill all of our open purchase orders of our Axxius product due to unforecasted demand and an insufficient availability of parts.

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

Our dependence on third-party manufacturers could result in product delivery delays, which would adversely affect our ability to successfully sell and market our products and could result in a decline in our net revenue and operating results.

      We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, and reduced control over product quality delivery schedules, manufacturing yields, and costs. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of nine months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our ability to successfully sell and market our products and could result in a decline in our net revenue and operating results. Moreover, since a significant portion of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility could also have an adverse effect on our net revenue and operating results.

Our executive officers and certain key personnel are critical to our business, and any failure to retain these employees could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

      Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, President and Chief Executive Officer and our co-founder, could adversely affect our ability to manage our operations. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, customer support and product development personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

Our customers are subject to numerous and changing regulations and industry standards. If the products they purchase from us do not meet these regulations or are not compatible with these standards, our ability to continue to sell our products could be seriously harmed.

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

      We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE since we were first certified in the fourth quarter of 2001 and with Network Equipment Building Standards Level 3 since we were first certified in April 1998. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products. Telecordia, formerly known as Bellcore, developed the Osmine program, which is a process designed to ensure that all of the network equipment used by Regional Bell Operating Companies, or RBOCs, can be managed by the same software programs. NEBS, or Network Equipment Building Standards, is a set of performance, quality and safety requirements — which were developed internally at Bell Labs and later at Telecordia — for network switches. RBOCs and local exchange carriers rely on NEBS-compliant hardware for their central office telephone switching. We cannot assure that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.

Our products may suffer from defects or errors that may subject us to product returns and product liability claims, which could adversely affect our reputation and seriously harm our results of operations.

      Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. For example, in the first quarter of 2003, we discovered that a service card in one of our products contained a software defect when used in certain applications. We corrected this defect with a software upgrade to the service card which required us to incur additional costs and expend additional resources to develop and install the software upgrade. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur, we may be subject to:

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

The operations of recently acquired Paragon Networks International Inc. may prove difficult to integrate into our own, and we may not achieve the anticipated benefits of the acquisition.

      We recently completed the acquisition of Paragon Networks International Inc. The Paragon acquisition is the largest acquisition we have completed, and the complex process of integrating Paragon with our operations requires significant resources. We will also face ongoing business challenges that principally include the geographic dispersion of our operations and generating market demand for an expanded product line. Failure to achieve the anticipated benefit of this acquisition or to successfully integrate the operations of Paragon could harm our financial position and results of operations.

      We have incurred and expect to continue to incur significant costs and commit significant management time integrating Paragon’s operations, technology, development programs, products, information systems, customers and personnel. These costs have been, and will likely continue to be, substantial and include costs for:

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing Paragon liabilities;

•	integrating technology and products; and

•	other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and other fees.

      Some of these costs will result in an increase in our operating expenses, which, if not offset by an increase in net revenue if and when we are able to successfully sell and market the Paragon product line, would decrease our operating profits and adversely affect our cash flows and operating results, which could result in a decline in the price of our common stock.

Difficulties in integrating past or future acquisitions could adversely affect our operating results and result in a decline in the price of our common stock.

      We have spent and may continue to spend significant resources identifying businesses to be acquired by us. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Our acquisition of Paragon, and any future acquisitions, involves numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

If we have insufficient proprietary rights or if we fail to protect those rights we have, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts and could result in a decrease in our net revenue and the price of our common stock.

      We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of December 31, 2003, we held a total of 13 issued U.S. patents and had approximately 18 pending U.S. patent applications. We have one U.S. trademark application pending and have 14 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

We may face intellectual property infringement claims that could result in significant expense to us, divert the efforts of our technical and management personnel, or cause product shipment delays.

      The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our markets increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. From time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to us. Any future third-party claims, whether or not such claims are determined adversely to us, could result in significant expense, divert the efforts of our technical and management personnel, or cause product shipment delays. In the event of an adverse ruling in any litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses from third parties. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

      In our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks, or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from our customer.

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

      Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenue.

Failure to meet future capital needs would adversely affect our ability to fund our business operations and result in a decline in the price of our common stock.

      We require substantial working capital to fund our business. As of December 31, 2003, we had approximately $36.5 million in cash and marketable securities. Subsequent to December 31, 2003 we completed a public stock offering, which generated additional cash of approximately $78.5 million. We believe that our cash and marketable securities, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next 12 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, our ability to expand our client base and the growth of sales and marketing. If our capital requirements vary materially from those currently forecasted, we may need to obtain additional financing. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which would adversely affect our business and result in a decline in the price of our common stock.

A small number of stockholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

      As of March 1, 2004, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary and Corporate Development Officer, are married. As of March 1, 2004, Mr. Koenig and Ms. Pierce together beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	PROPERTIES

      Our principal administrative, sales and marketing, research and development, and support facilities consist of approximately 64,000 square feet of office space in Boulder, Colorado. We occupy these premises under two separate leases, one for approximately 37,000 square feet that expires on December 31, 2005, with an option to renew through December 31, 2008, and one for approximately 27,000 square feet that expires on March 31, 2009. As of December 31, 2003, the annual base rent for these facilities was approximately $849,993.

      We lease three other facilities in Boulder, Colorado. Approximately 7,500 square feet of space is our former office and is leased through June 30, 2007. This space is subject to a sublease for the remaining term of the master lease. We lease approximately 39,000 square feet of manufacturing and warehouse space in a facility located outside of Boulder under a lease that expires on November 30, 2005. We have a lease for a warehouse of approximately 57,000 square feet in Boulder, Colorado, which expires on November 22, 2005. We vacated this space in February 2003 and subleased it for the remaining term of the master lease on August 22, 2003.

      In addition, we lease facilities in three other states: Connecticut, Oklahoma and Virginia. We are currently occupying approximately 12,800 square feet in Brookfield, Connecticut, a Paragon lease with an expiration date of December 31, 2004. We also occupy approximately 10,100 square feet in Bethel, Connecticut, a Paragon lease, which is used for administration and manufacturing, with an expiration date of December 31, 2004. Our space in Tulsa, Oklahoma, is used for research and development and consists of approximately 16,000 square feet of space with an expiration date of April 30, 2005. We are currently occupying approximately 14,000 square feet of this space and are seeking a sublease for the remaining approximately 2,000 square feet. Our lease consists of approximately 17,000 square feet of space in Roanoke, Virginia, with an expiration date of November 30, 2007. We are currently occupying approximately 7,000 square feet of this space and are seeking to sublease the remaining approximate 10,000 square feet. We also occupy a 2,000 square foot sales office in Ottawa, Canada with an expiration date of June 30, 2005.

      In October 2002, we closed a research and development facility in Camarillo, California. The Camarillo lease consisted of approximately 14,500 square feet and expires on August 31, 2005. We are currently seeking to sublease that space.

      We lease one small office for our field sales and support organization located in Greensboro, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS

      On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim, and other related claims, for a total of $13.4 million against us in District Court, County of Adams, Colorado, based on an inventory-purchasing dispute. On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million. We are currently in the discovery phase of the litigation and have insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability or asset that may result has been made in the consolidated financial statements. We intend to vigorously defend this lawsuit.

      We are involved in certain other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material effect on our consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of all our executive officers as of March 1, 2004 are listed below, followed by a brief summary of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders and serve until their successors are appointed. There are no family relationships among these officers, other than between Mr. Koenig and Ms. Pierce, who are married, or any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Roger L. Koenig	49	President and Chief Executive Officer
Nancy Pierce	46	Corporate Development Officer, Secretary
Timothy R. Anderson	44	Chief Financial Officer, Vice President of Finance and Administration, Treasurer

      Roger L. Koenig. Mr. Koenig has served as our President, Chief Executive Officer and Chairman of the Board since we were incorporated in September 1992. Prior to co-founding the company, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, Inc., an equipment systems integration and consulting firm, from 1987 to 1992. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.

      Nancy Pierce. Ms. Pierce has served as our Corporate Development Officer since April 2000 and has been a Director and Secretary since our incorporation in September 1992. Ms. Pierce also served as our Secretary and Corporate Controller, Chief Financial Officer, Vice President, Finance and Administration and Treasurer. Prior to co-founding the company, Ms. Pierce served as the Controller of Koenig Communications, Inc., a systems integration and consulting firm and held positions at IBM Corporation and ROLM Corporation. Ms. Pierce serves on the Board of Directors of Koala Corporation, a provider of commercial protection and activities products designed for infants and children. Ms. Pierce earned a B.S. degree from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.

      Timothy R. Anderson. Mr. Anderson has served as our Treasurer, Chief Financial Officer and Vice President of Administration since April 2000. Mr. Anderson has served as the Vice President of Finance since July 1999. Mr. Anderson previously held the position of our Corporate Controller from February 1996 to July 1999. Prior to joining the company, Mr. Anderson served as the Controller of RIK Medical LLC from September 1994 to February 1996. Mr. Anderson received a B.S. in finance and an M.B.A. in accounting from the University of Colorado and is a Certified Management Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock.

      Our initial public offering was held on July 30, 1998 at a price of $12.00 per share. Our common stock is listed on the Nasdaq National Market under the symbol “CACS.” The table below sets forth the high and the low closing sales prices per share as reported on the Nasdaq National Market for the periods indicated.

	High	Low

Year Ended December 31, 2002:
First Quarter	$4.920	$3.000
Second Quarter	3.360	1.110
Third Quarter	1.270	0.500
Fourth Quarter	0.760	0.370
Year Ended December 31, 2003:
First Quarter	$1.100	$0.470
Second Quarter	2.210	0.950
Third Quarter	5.040	2.170
Fourth Quarter	15.680	4.550

Holders of Common Stock

      On March 1, 2004, the last reported sale price of our common stock as reported on the Nasdaq National Market was $12.00 per share. As of March 1, 2004, there were approximately 146 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

      We have never declared cash dividends on our common stock. We currently intend to retain any earnings in our business and do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Shares

      During the fourth quarter of 2003, we issued an aggregate of 1,334,521 shares of unregistered common stock to certain stockholders of Paragon Networks International, Inc. (“Paragon”) in connection with our acquisition of Paragon. The unregistered common stock had an aggregate value of $19,163,722. The shares of our common stock issued in connection with the acquisition were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated under Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

      The selected financial data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements. The information set forth below should be read in connection with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included elsewhere in this Report on Form 10-K.

Consolidated Financial Highlights

	As of or for the Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Revenue, net	$108,815	$148,050	$100,706	$50,247	$62,556
Gross profit	$63,316	$81,281	$46,616	$17,102	$27,332
Operating income (loss)	$33,106	$23,269	$(27,051)	$(52,267)	$2,016
Net income (loss)	$23,565	$18,550	$(14,855)	$(52,655)	$2,458

Income (loss) per share:
Basic	$0.98	$0.76	$(0.60)	$(2.13)	$0.10
Diluted	$0.93	$0.74	$(0.60)	$(2.13)	$0.09
Working capital	$90,153	$99,851	$91,597	$56,324	$67,570
Total assets	$108,345	$154,999	$133,017	$76,437	$107,542
Stockholders’ equity	$97,234	$132,797	$118,593	$66,114	$89,394

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

      This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, our anticipated product offerings, expectations regarding selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, our tax liability and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this report. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-K.

Overview

      We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications service providers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., or LNAS, and the Axxius products in June 2002. In November 2003 we acquired the MASTER Series and Broadway product lines through our acquisition of Paragon Networks International, Inc.

      During the late 1990s, a substantial number of service providers, including CLECs, invested heavily in network infrastructure and service delivery projects, which accelerated growth in the telecommunications equipment market. By 2000, when our annual net revenues reached $148.1 million, we relied on a limited number of CLECs for a significant portion of our net revenue. However, starting in late 2000, many of these CLECs encountered sharp declines in the amount of capital they had available to fund network infrastructure and service delivery projects. As a result, there was a significant decline in the demand for telecommunications equipment, including demand for our products.

      We have since broadened our product portfolio into new markets, including wireless service providers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless service providers compared to 23%, 19% and 37%, respectively, in 2003. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For example, we believe that TMobile USA, Inc., a wireless service provider, both directly and indirectly through our OEM channel, accounted for 28% of our net revenue for the year ended December 31, 2003.

      When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for salary-related expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we have started to see over the past six months. However, we believe current economic conditions may continue to cause our customers and potential customers to defer and reduce capital spending.

      Historically, most of the sales of our products have been through a limited number of distributors. For example, as a percentage of net revenue, Walker & Associates accounted for 23% in 2001, 16% in 2002, and 11% in 2003. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications service providers and OEMs. For example, for the year ended December 31, 2003, Nortel, an OEM, accounted for 11% of net revenue and we sold directly to two service providers, T Mobile and XO Communications, Inc., which accounted for 17% and 12% of our net revenue, respectively. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.

      Our net revenue continues to be affected by the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them have caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Recent Developments

      On November 25, 2003, we completed the acquisition of Paragon Networks International Inc., a provider of wireless transport products to mobile wireless operators worldwide. In exchange for all outstanding shares of Paragon capital stock, we issued 1,334,521 shares of our common stock and distributed $411,407 in cash to the Paragon stockholders. As of the closing of the acquisition, the aggregate value of the consideration that we issued to the Paragon stockholders was approximately $19.6 million. All outstanding Paragon options and warrants were cancelled as part of the transaction. We accounted for the acquisition using the purchase method of accounting. In addition to the consideration that we issued in exchange for the outstanding shares of Paragon capital stock, we will pay an aggregate of approximately $1.0 million in cash to Paragon employees.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Net revenue	$100,706	$50,247	$62,556
Cost of goods sold	$54,090	$33,145	$35,224

      Our net revenue for 2003 increased to $62.6 million from $50.2 million in 2002. The increase in net revenue in 2003 was due to increases in the number of units sold into the wireless market. We believe that the increase in units sold in 2003 was partially due to the deployment by some wireless carriers of our Axxius, Adit and MasterSeries products to comply with FCC mandated E911 location services and expand cell site bandwidth capacity. The acquisition of Paragon in November 2003 contributed to the increase in our wireless market revenue, primarily because of the MasterSeries product. Our net revenue also improved due to a slight economic recovery and the lessening of capital market constraints in the telecommunications sector in 2003.

      Our net revenue for 2002 decreased to $50.2 million from $100.7 million for the year ended December 31, 2001. The decrease in net revenue in 2002 was due to decreases in the number of units of our products sold and price decreases in some of our products, which were primarily caused by overall economic weakness and capital market constraints impacting telecommunication service providers and continued downturns in the telecommunications sector in 2002.

      A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In 2001, 2002 and 2003, 23% of our net revenue was derived from 15, 14 and 16 orders, respectively. Ten customers placed these orders over those years. These customers include ADC, Walker & Associates and XO, each of which contributed at least 10% of our net revenue in at least one of those periods. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was and continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors, OEMs and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

      During 2003, approximately 40% of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs as well as increased sales to our direct customers. In 2003, Walker & Associates, a distributor, accounted for 11% of net revenue and Nortel, an OEM, accounted for 11% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or OEMs could have a material adverse effect on our business. In addition to being dependent on a small number of distributors and OEMs for a majority of our net revenue, we believe that our products are distributed to a limited number of service provider customers. Two of these service provider end-user customers, T Mobile and XO Communications, Inc., accounted for 17% and 12% of our net revenue, respectively, for the year ended December 31, 2003. A decrease in sales to either T Mobile or XO Communications could have a material adverse effect on our business.

      We believe that our revenue will increase in 2004 as we will have a full year of revenue from the Broadway and MasterSeries products acquired with the Paragon acquisition, and as wireless carriers continue their expansion of cell sites and continue to deploy data services into cell sites for E911 location services and other bandwidth intensive applications like pictures or streaming video. Additionally we believe the acceptance and deployment of voice over IP services will continue to increase throughout the year.

      Cost of goods sold for 2003 was $35.2 million compared to $33.1 million in 2002 and $54.1 million for 2001. The increase in 2003 was due to increased sales and was partially offset by charges of $3.0 million taken in 2002 for slow moving and excess inventory. The decrease in 2002 was primarily attributable to decreased product shipments, partially influenced by cost reductions in existing product platforms, and partially offset by charges taken in 2002 for slow moving and excess inventory.

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Gross profit	$46,616	$17,102	$27,332
Gross margin	46%	34%	44%

      Gross profit in 2003 increased to $27.3 million from a gross profit of $17.1 million in 2002. This increase was caused by the increased shipments of our products in 2003 and by charges taken for slow moving and excess inventory in 2002. Gross margin increased to 44% in 2003 from 34% in 2002. Gross margin increases were also attributable to changes in product mix, as gross margins vary among products, product cost reductions and higher production volumes, and were partially offset by decreases in selling prices. Our gross profit for 2002 was $17.1 million, a decrease of $29.5 million from the gross profit of $46.6 million in 2001. Gross margin decreased to 34% in 2002 from 46% in 2001. The decrease in gross margin was driven primarily by reduced revenues and charges taken for slow moving and excess inventory. Gross margins were also impacted by changes in the mix of products sold, as gross margins vary among products, increased production volumes, decreases in selling prices, product cost reductions, and decreased overhead expenses.

      We believe that gross margins could continue to increase in 2004 if sales of our products increase and if we are able to reduce the cost of our products at a greater rate than anticipated price reductions, or if we are able to gain manufacturing efficiencies by consolidating our production facilities. New product introductions could potentially harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling price for the Wide Bank products and Adit products has decreased in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins may decrease from time to time as a result of new product introductions by our competitors and us.

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Research and development expenses	$33,568	$23,728	$11,001
As a percentage of net revenue	33.3%	47.2%	17.6%

      Research and development expenses for 2003 decreased to $11.0 million from $23.7 million in 2002 mostly due to a $7.9 million decrease in personnel expense due to reductions in work force. There were also decreases of $1.7 million for depreciation expense, $1.4 million in expense for technical certification programs and $1.1 million decrease in prototyping expenses. Depreciation decreased as we took assets out of service in late 2002 and Telcordia certification decreased due to a one-time expense in 2002 related to our Wide Bank product. We believe that research and development expenses will increase in the first quarter of 2004 as we absorb the research and development department from the Paragon acquisition and as we continue to develop new product platforms and service cards for our existing platforms. Research and development expenses for 2002 decreased to $23.7 million from $33.6 million in 2001 primarily as a result of a $6.7 million decrease in personnel expense and a $2.0 million decrease in prototyping expense. Personnel expense in the past two years decreased as we reduced employees in order to reduce operating expenses. Prototyping expense decreased in the past two years as we completed and reduced the number of product development programs.

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Sales and marketing expenses	$23,357	$18,259	$11,776
General and administrative expenses	8,365	9,823	5,362
Goodwill and intangible asset amortization	3,460	216	262
Bad debt expense (recoveries)	697	5,567	(3,085)
Asset impairment charges	4,220	9,795	—
Restructuring charge	—	1,981	—

Total selling, general and administrative expenses	$40,099	$45,641	$14,315
As a percentage of net revenue	39.8%	90.8%	22.9%

      Selling, general and administrative expense for 2003 decreased to $14.3 million from $45.6 million in 2002. Sales and marketing expense for 2003 decreased to $11.8 million from $18.3 million in 2002 primarily as a result of a $4.0 million decrease in personnel expense, a $618,000 decrease in travel and entertainment expense, a $449,000 decrease in expenses for demonstration equipment and a $315,000 decrease in communication expense. Most of the decreases in sales and marketing expenses were the result of the reduction in sales and marketing personnel that occurred in the early part of 2003 and the expenses related to their sales and marketing activities. We anticipate that sales and marketing expenses will increase in 2004 as we increased our sales and marketing department with the acquisition of Paragon . We are also increasing marketing activities in some targeted markets. General and administrative expense for 2003 decreased to $5.4 million from $9.8 million in 2002. The decrease was primarily attributable to a $2.2 million expense for legal and settlement costs incurred in 2002 as well as a $1.7 million decrease in personnel cost and a $233,000 decrease in professional fees. Bad debt expense went from a $5.6 million expense in 2002 to a $3.1 million recovery in 2003. In 2002, a number of our customers filed for bankruptcy and one of our distributors was experiencing financial difficulties which caused a significant amount of accounts receivables to become delinquent. In 2003, we were able to recover some of the delinquent receivables and part of the accounts receivable related to the bankruptcy. We also incurred an asset impairment charge related to goodwill of $9.8 million and a restructuring charge of $2.0 million in 2002.

      Selling, general and administrative expenses for 2002 increased to $45.6 million from $40.1 million in 2001. Sales and marketing expense for 2002 decreased to $18.3 million from $23.4 million in 2001 primarily as a result of a $2.0 million decrease in personnel expense, a $675,000 decrease in recruiting expense and a $564,000 decrease in advertising expense. General and administrative expenses for 2002 increased to $9.8 million from

$8.4 million in 2001 primarily as a result of a $2.0 million payment for a settlement to an inventory purchasing dispute, partially offset by a $900,000 decrease in personnel expense.

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Interest and other income, net	$1,635	$714	$353
Income taxes (benefit)	$(10,561)	$1,102	$(89)

      Interest and other income, net for 2003 decreased to $353,000 from $714,000 in 2002. The decrease was due to lower interest income earned due to lower interest rates. We believe that net interest and other income will increase substantially in 2004 due to increased cash and cash equivalent balances from our public stock offering that we completed in February 2004, which resulted in net proceeds of $78.5 million.

      Interest and other income, net for 2002 decreased to $714,000 from $1.6 million in 2001. The decrease of $921,000 was due to interest income earned on lower cash and cash equivalent balances as well as lower interest rates.

      For 2003, our effective combined federal and state income tax rate was a negative 3.8% compared to an income tax rate of negative 2.1% and 41.6% for 2002 and 2001, respectively. In the second quarter of 2002, we determined that it was not “more likely than not,” based on our taxable losses, projections of future taxable income and the reversal of deferred tax liabilities, that our deferred tax assets would be realized. As a result, we recorded a valuation allowance of $12.8 million reducing the carrying amount of our deferred tax assets to zero. We recorded an additional valuation allowance of $4.3 million in the second half of 2002 and $20,000 in 2003 to reduce the additional deferred tax assets generated during that period. In 2001, we realized a tax benefit from research and experimentation tax credits, which increased the effective rate of the tax benefit in 2001. Although we may be profitable in 2004 , we do not believe that we will experience any income tax expense in 2004. Our net operating loss carryforwards may be used to offset up to $38.3 million of future taxable income for federal tax purposes and up to $58.9 million for state tax purposes. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

	December 31,	December 31,
	2002	2003

Working capital	$56,324	$67,570
Cash, cash equivalents and marketable securities	$25,728	$36,542
Total assets	$76,437	$107,542

	Years Ended December 31,

	2001	2002	2003

Net cash provided (used) by:
Operating activities	$(10,751)	$(9,211)	$9,638
Investing activities	$2,624	$(644)	$(8,932)
Financing activities	$56	$14	$1,601

      At December 31, 2003, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $36.5 million. At December 31, 2003, our working capital was approximately $67.6 million. We have no significant capital spending or purchase commitments other than facilities leases. Subsequent to December 31, 2003, we completed a stock offering, which generated additional cash of approximately $78.5 million.

      Cash provided by operations was $9.6 million for the year ended December 31, 2003 contrasted by $9.2 million used in operations in 2002. The $18.8 million change was primarily due to our net income in 2003 of $2.5 million combined with the receipt of our income tax refund of $7 million compared with our net loss of $52.7 million in 2002. This was partially offset by decreases in non-cash charges for depreciation, asset impairments, provisions for doubtful accounts and obsolete inventory, and deferred tax expense. Increases in accounts receivable were substantially offset by the increase in accounts payable.

      Cash used by investing activities for the year ended December 31, 2003 was $8.9 million compared to $644,000 for the year ended December 31, 2002. For the year ended December 31, 2003, we had net purchases of $8.5 million of marketable securities compared to net sales of $1.0 million for the year ended December 31, 2002. We acquired $1 million of cash in connection with our acquisition of Paragon, net of cash used for the acquisition. Our capital expenditures for the year ended December 31, 2003 were $770,000 for equipment to support research, development, and manufacturing activities compared to $1.7 million for the year ended December 31, 2002. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2004 are expected to exceed those of 2003 as we invest to support research, development and production tooling.

      Net cash from financing activities provided $1.6 million for the year ended December 31, 2003, which was the result of cash received upon the exercise of stock options, compared to $14,000 for the year ended December 31, 2002.

      Our net inventory levels increased approximately $2.0 million to $26.1 million at December 31, 2003 from $24.1 million at December 31, 2002. The increase was primarily the result of the fulfillment of a $7.0 million purchase commitment, which was satisfied in June of 2003, and $3.7 million from the acquisition of Paragon offset by the shipment of products. We anticipate that inventory levels will decline in 2004, as we have decreased our purchasing and continue to ship out of our current inventory.

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

Contractual Obligations

      The Company leases office space under various noncancelable-operating leases that expire through 2009. The Company also leases copiers under various capital leases which expire in 2006. The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period

		Less			More
		than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$6,519	2,667	3,365	487	—
Purchase Obligations	$12,743	12,743
Total	$19,262	15,410	3,365	487

      The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

      The Company has placed non-cancellable purchase orders for $12.7 million of inventory from certain of its vendors for delivery in 2004. Purchase orders are generally placed up to 4 months in advance based on the lead time of the inventory.

      Rent expense for the years ended December 31, 2001, 2002, and 2003 totaled $1.5 million, and $1.9 million, and $1.6 million respectively.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and product returns, inventory valuations, allowance for doubtful accounts, intangible assets, deferred income taxes and warranty reserves. We use historical experience and various other assumptions that are believed to be reasonable under the circumstances as a basis for making estimates about the carrying value of assets and liabilities and other items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting areas to have the most significant impact on the reported financial results and financial position of our company.

      Revenue Recognition. We recognize revenue from product sales at the time of shipment and passage of title using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104. Our revenue from sales of products is recognized upon shipment based upon our shipping terms, provided that we have evidence of an arrangement, the fee is fixed and collectibility is probable. We offer certain of our customers the right to return products for a limited time after shipment as part of a stock rotation program. We estimate future stock rotation returns based upon actual historical return rates and reduce our revenue by these estimated returns. If future returns exceed our estimates, revenue would be further reduced.

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

      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have usually been within our expectations and the provisions established, we did recover a significant portion of aged receivables in 2003 that we had previously provided for. This recovery amounted to approximately $3.1 million. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivable and, accordingly, on our future operating results.

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

      Deferred Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period determines the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce the carrying amount of deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not sufficiently assured. Based upon this analysis, a valuation allowance was established.

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

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of December 31, 2003, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates and interest rates as measured against the United States dollar. Historically, and as of December 31, 2003, we have not used derivative instruments or engaged in hedging activities.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Carrier Access Corporation:

      We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of Carrier Access Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the consolidated financial statements, Carrier Access Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

KPMG LLP

Boulder, Colorado

March 12, 2004

CARRIER ACCESS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,900	$17,207
Marketable securities available for sale	10,828	19,335
Accounts receivable, net of allowance for doubtful accounts of $3,071 and $871 in 2002 and 2003, respectively	8,598	18,333
Income tax receivable	6,989	83
Inventory, net	24,134	26,135
Prepaid expenses and other	1,198	4,625

Total current assets	66,647	85,718
Property and equipment, net of accumulated depreciation and amortization of $11,746 and $15,538 in 2002 and 2003, respectively	9,462	7,012
Goodwill	—	6,748
Intangibles, net of amortization of $0 and $262 in 2002 and 2003, respectively	146	7,692
Other assets	182	372

Total assets	$76,437	$107,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,437	$12,862
Accrued compensation payable	1,832	2,905
Accrued restructuring	1,586	536
Deferred rent	904	912
Other accrued liabilities	564	933

Total current liabilities	10,323	18,148

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at December 31, 2002 and 2003	—	—
Common stock, $0.001 par value, 60,000 authorized, 24,771 shares issued and outstanding at December 31, 2002, 26,588 shares issued and outstanding at December 31, 2003	25	27
Additional paid-in capital	85,785	106,571
Deferred stock compensation	(65)	(12)
Accumulated deficit	(19,643)	(17,185)
Accumulated other comprehensive income (loss)	12	(7)

Total stockholders’ equity	66,114	89,394

Commitments and contingencies (Note 10)
Total liabilities and stockholders’ equity	$76,437	$107,542

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share data)
Revenue, net of allowances for sales returns	$100,706	$50,247	$62,556
Cost of sales	54,090	33,145	35,224

Gross profit	46,616	17,102	27,332

Operating expenses:
Sales and marketing	23,357	18,259	11,776
Research and development	33,568	23,728	11,001
General and administrative	8,365	9,823	5,362
Goodwill and intangible asset amortization	3,460	216	262
Asset impairment charges	4,220	9,795	—
Restructuring charge	—	1,981	—
Bad debt expense (recovery)	697	5,567	(3,085)

Total operating expenses	73,667	69,369	25,316

Income (loss) from operations	(27,051)	(52,267)	2,016
Interest income	1,638	715	353
Other income (expense), net	(3)	(1)	—

Income (loss) before income taxes	(25,416)	(51,553)	2,369
Income taxes (benefit)	(10,561)	1,102	(89)

Net income (loss)	$(14,855)	$(52,655)	$2,458

Income (loss) per share:
Basic	$(0.60)	$(2.13)	$0.10
Diluted	$(0.60)	$(2.13)	$0.09
Weighted average common shares outstanding:
Basic	24,695	24,754	24,815
Diluted	24,695	24,754	26,545

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

					Retained	Accumulated
			Additional	Deferred	Earnings	Other	Total
	Common Stock		Paid-in	Stock Option	(Accumulated)	Comprehensive	Shareholder
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Equity

	(In thousands)
BALANCES AT DECEMBER 31, 2000	24,673	$25	$86,140	$(1,425)	$47,867	$190	$132,797
Exercise of stock options	67	—	56	—	—	—	56
Amortization of deferred stock compensation	—	—	—	449	—	—	449
Forfeitures of deferred stock compensation related to stock options issued at less than fair value	—	—	(510)	510	—	—	—
Tax benefit from exercise of stock options	—	—	160	—	—	—	160
Stock options issued for services	—	—	127	—	—	—	127
Comprehensive loss:
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(141)	(141)
Net loss	—	—	—	—	(14,855)	—	(14,855)

Total comprehensive loss							(14,996)

BALANCES AT DECEMBER 31, 2001	24,740	25	85,973	(466)	33,012	49	118,593
Exercise of stock options	31	—	14	—	—	—	14
Amortization of deferred stock compensation	—	—	—	199	—	—	199
Forfeitures of deferred stock compensation related to stock options issued at less than fair value	—	—	(202)	202	—	—	—
Comprehensive loss:
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	(52,655)	—	(52,655)

Total comprehensive loss							(52,692)

BALANCES AT DECEMBER 31, 2002	24,771	25	85,785	(65)	(19,643)	12	66,114
Exercise of stock options	482	1	1,600	—	—	—	1,601
Shares issued in connection with acquisition	1,335	1	19,162	—	—	—	19,163
Amortization of deferred stock compensation	—	—	—	53	—	—	53
Stock options issued for services	—	—	24	—	—	—	24
Comprehensive loss:
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(19)	(19)
Net loss	—	—	—	—	2,458	—	2,458

Total comprehensive loss							2,439

BALANCES AT DECEMBER 31, 2003	26,588	$27	$106,571	$(12)	$(17,185)	$(7)	$89,394

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,855)	$(52,655)	$2,458
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	8,117	5,759	4,062
Provisions for (recoveries of) doubtful accounts	697	5,567	(3,085)
Provisions for (recoveries of) inventory obsolescence	5,662	3,619	200
Asset impairment charges	4,220	9,795	—
Stock-based compensation	576	199	77
Deferred income tax expense (benefit)	(2,008)	7,319	—
Tax benefit relating to exercise of stock options	160	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,351	3,643	(4,765)
Income tax receivable	(4,085)	1,479	6,906
Inventory	(11,451)	8,747	1,550
Prepaid expenses and other	4,643	1,418	(3,370)
Accounts payable	(6,882)	(3,427)	5,540
Accrued compensation payable	(484)	(2,024)	777
Accrued restructuring	—	1,586	(1,050)
Other liabilities	(412)	(236)	338

Net cash provided (used) by operating activities	(10,751)	(9,211)	9,638

Cash flows from investing activities:
Purchase of equipment	(5,010)	(1,651)	(770)
Purchase of marketable securities	(6,314)	(11,359)	(18,617)
Sales of marketable securities available for sale	13,948	12,366	10,091
Acquisition, including acquisition costs of $672K, net of cash acquired of $1.446M	—	—	364

Net cash provided (used) by investing activities	2,624	(644)	(8,932)

Cash flows from financing activities:
Proceeds from exercise of stock options	56	14	1,601
Proceeds from short-term borrowings	2,000	—	—
Payments on short-term borrowings	(2,000)	—	—

Net cash provided by financing activities	56	14	1,601

Net increase (decrease) in cash and cash equivalents	(8,071)	(9,841)	2,307
Cash and cash equivalents at beginning of year	32,812	24,741	14,900

Cash and cash equivalents at end of year	$24,741	$14,900	$17,207

Supplemental disclosure of cash flow and financing activities information:
Common stock issued for acquisition	$—	$—	$19,163

Accounts receivable in exchange for notes receivable	$—	$775	$—

Cash paid (received) for income taxes	$(4,578)	$(7,180)	$(6,995)

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2002, and 2003

1.     Summary of Significant Accounting Policies

      a. Business and Basis of Presentation. Carrier Access Corporation (the “Company”) is a provider of broadband digital access equipment to communications service providers, including incumbent local exchange carriers, wireless service providers, competitive local exchange carriers, InterExchange Carriers (“IXC”s), IOCs, ISPs and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The preparation of consolidated financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      b. Cash and Cash Equivalents and Marketable Securities Available for Sale. Cash and cash equivalents include investments in highly liquid debt securities with maturities or interest reset dates of three months or less at the time of purchase.

      Marketable securities “available-for-sale” represent U.S. Government agency and corporate bonds with maturities of greater than three months and are recorded at fair value. Marketable securities “available for sale” all of which mature within one year, consisted of the following as of December 31 (in thousands, except percentages):

	Market Value

	2002	2003	Interest Rates

Municipal Bonds	$4,486	$4,048	2.75% to 5.875%
Municipal Short Term Notes	6,300	15,265	1.2% to 2.125%
Other	42	22	1.2% to 2.125%

Total	$10,828	$19,335

      Increases and temporary decreases in the fair value of investments classified as available-for-sale are recorded in accumulated other comprehensive income (loss), net of the related tax effect, if any. Other than temporary declines are recognized currently in the statement of operations. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss), as indicated above.

      c. Accounts receivable In general the Company extends credit to customers, after completing an evaluation of the customer’s credit worthiness. The Company records a provision for uncollectible accounts receivables based on management’s review of the aging of the receivable balances, and evaluation of the customers’ current ability to pay, and current market conditions.

      d. Other receivables. Other receivables consist of amounts owed from third party manufacturers for components delivered from the Company for their manufacture into finished products.

      e. Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are recorded at cost which approximates fair value because of the short-term maturity of these instruments.

      f. Inventory. Inventory is recorded at the lower of cost or net realizable value using standard costs that approximate average costs. Costs include certain warehousing costs and other allocable overhead. The carrying amount of inventory is marked down when 1) the cost of the inventory exceeds the estimated net realizable value determined by analyzing assumptions about future demand and market conditions or 2) the technology associated with a product is considered obsolete and the inventory cannot be used in the manufacture of other products.

      g. Property and Equipment. Property, equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over useful lives ranging from three to thirty years or the lease term. Depreciation and amortization expense for the years ended December 31, 2001, 2002 and 2003 totaled $4.8 million, $2.1 million, and $3.8 million, respectively.

      h. Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles. Intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) are initially recorded and measured at their fair value. Costs of internal developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are expensed as incurred. Intangible assets with definite useful lives are amortized over such useful lives, which range from three to five years, and are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist. Acquired goodwill and certain other intangible assets with indefinite lives, if any, are not amortized. Instead goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) The Company assesses goodwill for a potential impairment loss by comparing the fair value of its reporting unit with its carrying value, and (ii) if an impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that it has one reporting unit and therefore, the Company’s annual impairment tests for goodwill are performed at the consolidated level. As a result of its assessment in 2002, the company recorded impairments of goodwill and other intangibles of $9.0 million in 2002. The Company also recorded a $4.2 million impairment of its goodwill in 2001 in accordance with, the then applicable accounting standards.

      i. Long-Lived Assets. The Company monitors assets to be held and used for indications of impairment. If indicated, the Company evaluates the carrying value of the asset and records an impairment if and when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. An asset that is classified as held-for-sale is recorded at the lower of its carrying amount or fair value less cost to sell.

      In connection with the restructuring in the fourth quarter of 2002, the Company recorded an $800,000 impairment for certain capitalized assets that were either abandoned or are no longer in use and held for sale. No impairments of long-lived assets were recorded in 2003 or 2001.

      j. Revenue Recognition. Revenue from sales of products is recognized upon shipment based upon the Company’s shipping terms, provided the Company has evidence of an arrangement, the fee is fixed and collectibility is probable.

      The Company provides limited price protection to its distributors, whereby increases in prices are subject to a 60-day notice period before becoming effective. In addition, the distributor is entitled to receive a credit for subsequent price decreases to the extent of unsold distributor inventory at the time of the price decrease. The Company also provides its distributors with limited stock rotation rights, whereby products may be returned for an equal dollar amount of new or different equipment. Customers are limited to three exchanges per year and an amount equal to 15% of purchases in the preceding four-month period. Neither of these rights affect the total sales price or payment obligations of the customer. In addition, the customers’ obligation to the Company is not contingent upon the ultimate resale of the products. The Company provides for the estimated impact of returns, price protection and stock rotation rights in its allowance for estimated returns based on historical experience and management’s forecasts of price protection credits and returns.

      k. Research and Development Costs. Research and development costs are charged to operations as incurred, and consist primarily of internal personnel and facility costs.

      l. Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce deferred tax assets if management cannot conclude that realization of such assets is more likely than not, as defined by SFAS No. 109, Accounting for Income Taxes. In determining the need for a valuation allowance, the Company considers its historical taxable income, the expected reversal of temporary differences and projections of future taxable income.

      m. Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects basic EPS adjusted for the potential dilution, computed using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

      A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted earnings (loss) per share amounts is presented below.

	2001	2002	2003

	(in thousands, except per share
	amounts)
Basic earnings (loss) per share computation
Net income (loss)	$(14,855)	$(52,655)	$2,458

Weighted average shares outstanding — basic	24,695	24,754	24,815

Basic earnings (loss) per share	$(0.60)	$(2.13)	$0.10

Diluted earnings (loss) per share computation
Net income (loss)	$(14,855)	$(52,655)	$2,458

Weighted-average shares
Average shares outstanding-basic	24,695	24,754	24,815
Shares assumed issued through exercises of stock options	—	—	1,730

Average shares outstanding-diluted	24,695	24,754	26,545

Diluted earnings (loss) per share	$(0.60)	$(2.13)	$0.09

      As a result of the Company’s net losses for the years ended December 31, 2001 and 2002, all potential dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 2,996,580 for 2001, 3,589,395 for 2002, and 1,459,107 for 2003.

      n. Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement

123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied to each of the years in the three-year period ended December 31, 2003 (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Net income (loss)	$(14,855)	$(52,655)	$2,458
Add back: Stock-based employee compensation expense, as reported	449	199	53
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(9,605)	(3,349)	(2,233)

Net income (loss)	$(24,011)	$(55,805)	$278

Income (loss) per share — basic, as reported	$(0.60)	$(2.13)	$0.10
Income (loss) per share — diluted, as reported	$(0.60)	$(2.13)	$0.09
Income (loss) per share — basic and diluted, as adjusted	$(0.97)	$(2.25)	$0.01

      The weighted average fair values of options granted during 2001, 2002 and 2003 were $5.76, $1.94 and $4.13 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 106% volatility in 2001, 316% volatility in 2002 and 111% volatility in 2003, expected life of the options of five years in 2001, 2002 and 2003 and a risk-free interest rate of 3.8% for 2001, 3.0% for 2002 and 3.1% for 2003.

      o. Warranty Costs. The Company provides warranties of various lengths to customers depending on the specific product and the terms of the customer purchase agreements. The Company has accrued for its warranty obligations based on historical experience and management’s estimate of future warranty costs to be incurred. Charges and accruals to the warrant liability are summarized as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Warranty Liability
Product warranty liability beginning balance	$757	$599	$244
Add: Current year accruals	1,089	535	995
Deduct: Current year charges	(1,247)	(890)	(829)

Product warranty liability ending balance	$599	$244	$410

      p. Comprehensive Income (Loss). Comprehensive income (loss) consists of net income (loss), adjusted for the change in net unrealized holding gains or losses on “available for sale” securities.

      q. Reclassifications. Certain reclassifications have been made in the 2001 and 2002 financial statements to conform to the 2003 presentation.

      r. Exit and Disposal Activities. In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supercedes EITF 94-3. Under EITF 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3, and concludes that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the Company completed a restructuring plan in accordance with EITF 94-3 designed to reduce its expenses to be more in line with anticipated revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The charge will result in an aggregate $2.0 million cash outlay. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002 and approximately $418,000 in the first quarter of 2003, including $264,000 for severance expenses related to the elimination of 35 positions during the first quarter of 2003. During the second, third, and fourth quarters of 2003, the Company paid out an additional $217,000, $219,000, and $196,000 respectively in connection with the restructuring plan. The majority of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2004. The Company made no changes to its restructuring plan assumptions during 2003.

      Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2003 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance

2002	—	$1,986	$(400)	$1,586
2003	$1,586	—	$(1,050)	$536

2.     Acquisitions

      On November 25, 2003 Carrier Access Corporation completed its acquisition of Paragon Networks International, Inc “Paragon”. Management believes the addition of Paragon’s products complements the Company’s own product portfolio by increasing the breadth of its product offerings, as well as adding new customers. The Company believes the acquisition will strengthen its position in the wireless market and provide for synergies in revenue and operating expenses. In exchange for all outstanding shares of Paragon capital stock, Carrier issued 1,334,521 shares of Carrier Access common stock and $411,000 in cash to Paragon stockholders. All outstanding Paragon options and warrants were cancelled as part of the transaction. Carrier Access accounted for the transaction using the purchase method of accounting. The results of Paragon’s operations have been included in the consolidated financial statements since November 25, 2003.

      The aggregate purchase price was approximately $20.6 million, consisting of cash and Carrier Access common stock issued, valued using the average closing price as of November 25, 2003 and the two days before and after, and other costs directly related to the acquisition as follows (in thousands):

Cash	$411
Carrier Access stock issued to seller	19,163
Estimated acquisition related costs	1,022

Total Consideration	$20,596

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The price paid was greater than the net assets and liabilities due the expected increase in future revenues and cash flows from the Paragon products and customer base.

November 25, 2003

Current assets:
Cash and cash equivalents	$1,446
Accounts receivable	1,885
Inventories	3,751
Other current assets	214
Fixed assets	572
Other assets	42
Accounts payable and accrued expenses	(1,862)
Developed product technology	2,500
Backlog	200
Customer relationships	5,100
Goodwill	6,748

Total consideration	$20,596

      In connection with the acquisition, the Company acquired approximately $6.3 million of net deferred tax assets, comprised of deferred tax assets related primarily to net operating loss and tax credit carryforwards and deferred tax liabilities related to the intangible assets acquired.

      In addition, the Company paid approximately $1.0 million to the employees of Paragon. Of this approximately $670,000 was capitalized as part of the acquisition cost as it required no future performance, while approximately $330,000 related to retention bonuses which were expensed in 2003 as the service obligations were completed. The Company also incurred approximately $350,000 of direct acquisition costs.

      The amount allocated to developed product technology, backlog and customer relationships were determined by an independent appraisal using established valuation techniques in the high-technology communications industry.

      The goodwill acquired in connection with the acquisition is not subject to amortization. Instead, it will be subject to periodic (at least annual) tests for impairment (see note 1(h)). The acquired intangible assets with definite lives are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist, and are being amortized over their useful lives as follows:

Developed product technology	5 Years
Backlog	3 Months
Customer Relationships	7 Years

      Amortization expense for year ended December 31, 2003 was $262,000. Estimated amortization expense for the next five years is as follows:

For Years ended December 31,

2004	2005	2006	2007	2008

$1,362	$1,236	$1,236	$1,236	$1,194

      The following unaudited pro forma financial statements have been prepared to give effect to the acquisition of Paragon Networks International, Inc. These pro forma condensed combined consolidated financial statements were prepared as if the acquisition had been completed as of January 1, 2002 and as of January 1, 2003 for purposes of the statement of operations.

Unaudited Pro Forma Condensed Combined Statement of Operations

	For the Twelve Months
	Ended December 31,

	2002	2003

	(In thousands, except
	per share data)
Net revenue	$63,231	$76,367
Cost of goods sold	40,872	42,222

Gross profit	22,359	34,145

Net income (loss)	$(60,239)	$865

Income (loss) per share
Basic	$(2.31)	$.03

Diluted	$(2.31)	$.03

Weighted average common shares outstanding:
Basic	26,089	26,150

Diluted	26,089	27,880

3.     Inventory

      The components of inventory as of December 31 are summarized as follows (in thousands):

	2002	2003

Raw materials	$23,623	$26,916
Work-in-process	—	11
Finished goods	6,676	5,009
Reserve for obsolescence	(6,165)	(5,801)

	$24,134	$26,135

4.     Property and Equipment

      Property and equipment as of December 31 consisted of the following (in thousands):

	2002	2003

Machinery and software (5 and 3 years respectively)	$18,036	$19,206
Real property (30 years)	265	265
Furniture, fixtures and other (7 years)	753	823
Leasehold improvements (shorter of 7 years or live of lease)	2,154	2,256

	21,208	22,550
Less accumulated depreciation and amortization	(11,746)	(15,538)

	$9,462	$7,012

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

      Had the Company applied the provisions of SFAS No. 142 to all periods presented, net income (loss) and earnings (loss) per share would have been as follows:

2001

(in thousands except
per share amounts)
Net income (loss) available to stockholders as reported	$(14,855)
Add back goodwill amortization	2,458

Adjusted net income (loss) available to stockholders	$(12,397)

Basic and diluted loss per share, as reported	$(0.60)

Basic and diluted loss per share, as adjusted	$(0.50)

      During the third quarter of 2001, due to a decline in projected demand for certain of the Company’s acquired product lines, the Company determined that a portion of its goodwill was impaired. As a result, the Company recorded an impairment charge of $4.2 million.

6.     Income Taxes

      Income tax expense (benefit) for the years ended December 31 (in thousands) consists of the following:

	2001	2002	2003

Current	$(8,553)	$(6,217)	$(89)
Deferred	(2,008)	7,319	—

Income tax expense (benefit)	$(10,561)	$1,102	$(89)

      A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2001	2002	2003

Expected income tax expense (benefit)	$(8,792)	$(18,044)	$829
State income taxes, net of federal taxes	(670)	(1,195)	67
Change in valuation allowance	—	17,109	(1,083)
Non-deductible goodwill	711	2,497	—
Research and experimentation credit	(1,397)	—	—
Other, net	(413)	735	98

Actual income tax expense (benefit)	$(10,561)	$1,102	$(89)

      The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2002	2003

Deferred tax assets:
Allowance for doubtful accounts and returns	$1,159	$332
Inventory reserves	2,461	3,521
Restructuring reserve	865	202
Compensation accruals	1,476	1,480
Amortization of goodwill related to acquisition	2,555	2,352
Net operating loss carryforwards	5,509	14,174
Research and experimentation credit	4,306	4,306
Other	571	596

Gross deferred tax assets	18,902	26,963
Less: Valuation allowance	(17,109)	(23,460)

Total deferred income tax assets	1,793	3,503

Deferred tax liabilities:
Property and equipment	(1,681)	(166)
Paragon identifiable intangibles	0	(3,205)
Other	(112)	(132)

Total deferred income tax liabilities	(1,793)	(3,503)

Net deferred income tax assets	$—	$—

      The components of deferred tax assets and liabilities at December 31 are as follows:

	2002	2003

	(In thousands)
Current assets	$—	$—
Current liabilities	—	—

Net current deferred tax assets (liabilities)	$—	$—

Non-current assets	$1,793	$3,503
Non-current liabilities	(1,793)	(3,503)

Net non-current deferred tax assets (liabilities)	$—	$—

      The Company acquired $6.3 million of net deferred tax assets in connection with the acquisition of Paragon including $9.1 million related to net operating loss carryforwards and $3.0 million of deferred tax liabilities associated with acquired intangible assets. Due to the uncertainty regarding the realization of these net deferred tax assets at the acquisition date, the Company recorded a valuation allowance against the entire amount.

      The Company incurred a $35.5 million net operating loss for the period ending December 31, 2002. A portion of this operating loss was carried back to obtain a refund of prior tax paid. Accordingly, the Company received an income tax refund of approximately $7.0 million in 2003. The Company has approximately $38.3 million of remaining net operating losses from the current and prior years for Federal tax purposes. Of this, $24.1 million is from the Paragon acquisition, and $14.2 million is related to Carrier Access operations. With respect to the net operating loss carryforwards from Paragon, $3.7 million may be used to offset consolidated taxable income in 2004. The remaining $20.4 million is restricted to $1.4 million per year by section 382 of the Internal Revenue Code. The $14.2 million of net operating loss carryforwards related to Carrier Access operations has no limitations as to its annual usage.

      Net operating loss carryforwards of approximately $58.9 million for state tax purposes may be carried forward to offset future taxable income depending on state legislative restrictions. At December 31, 2003 the Company has a research and experimentation credit carry forward of approximately $4.3 million that will begin to expire in the year 2021, if not utilized.

      In 2002, the Company analyzed the sources and the expected reversal periods of its deferred tax assets, and determined that they did not meet the realization criteria under generally accepted accounting principles. Accordingly, the Company has established a valuation allowance of $17.1 million and $23.5 million as of December 31, 2002 and 2003 respectively. In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realization. In general the reversal of the valuation allowance, if any, would be recognized as a deferred income tax benefit in the statement of operations. However, the valuation allowance at December 31, 2003 includes a reserve established at the time of the Paragon acquisition related to net deferred tax assets acquired of approximately $6.3 million. Should the Company reverse the valuation allowance with respect to the acquired net deferred tax assets, it will be reflected as a decrease in the carrying amount of acquired goodwill.

      The Company may realize tax deductions resulting from certain exercises of employee stock options. The excess of tax benefits realized from such exercises over the amount of stock compensation expense recorded in the Company’s financial statements is generally reflected as an increase to additional paid-in capital. The Company recorded $127,000 of such tax benefit in 2001. In addition, a portion of the Company’s net operating loss carryforward relates to such tax deductions in 2002 and 2003. Should the Company reverse the $1.1 million valuation allowance related to these stock-based compensation benefits, it will be reflected as an increase to additional paid-in capital.

7.     Stock Options

      Pursuant to the Company’s 1998 stock option plan (the “Plan”), a committee appointed by the Company’s Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options to purchase up to 8,092,514 shares of authorized common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% four years from the grant date. As of December 31, 2003, the Company had outstanding options to purchase 3,799,623 shares of common stock, and had options to purchase 1,884,820 shares of common stock available to grant.

      The following summarizes stock option activity under the Plan:

		Weighted
	Shares	Average
	Under Option	Exercise Price

Options outstanding at December 31, 2000	2,724,444	$27.36
Granted	2,603,250	5.76
Exercised	(66,955)	0.84
Forfeited and canceled	(2,264,159)	27.50

Options outstanding at December 31, 2001	2,996,580	9.05

Granted	2,534,423	1.94
Exercised	(30,546)	0.46
Forfeited	(1,911,062)	6.69

Options outstanding at December 31, 2002	3,589,395	5.36

Granted	2,028,500	4.50
Exercised	(482,190)	3.32
Forfeited and canceled	(1,336,082)	5.74

Options outstanding at December 31, 2003	3,799,623	5.03

Options available for grant at December 31, 2003	1,884,820
Options exercisable at December 31, 2001	365,739	14.69

Options exercisable at December 31, 2002	1,171,654	9.21

Options exercisable at December 31, 2003	1,197,602	$6.18

      The following summarizes information about outstanding options at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-average
	Number of	remaining		Number of
Range of	options	contractual life	Weighted-average	options	Weighted-average
exercise prices	outstanding	(in years)	Exercise price	exercisable	exercise price

$0.00 — 12.00	3,195,673	3.5	$2.60	1,082,934	$3.81
12.00 — 24.00	533,000	4.5	14.44	52.936	12.07
24.00 — 36.00	14,500	1.1	34.12	13,155	34.16
36.00 — 48.00	22,500	1.4	37.52	22,218	37.40
$48.00 — 60.00	33,950	1.1	51.58	26,359	51.57

	3,799,623	3.6	$5.03	1,197,602	$6.18

      As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees and directors. As a result, for options issued with exercise prices below the fair value on the date of grant, the Company recorded deferred compensation expense totaling approximately $1,227,000 for options granted during the year ended December 31, 1997, and $1,921,000 for options granted during the year ended December 31, 1998. Such deferred compensation expense was amortized to operations over the forty-eight month option vesting period. Amortization expense totaled approximately $449,000, $199,000 and $53,000 for the years ended December 31, 2001, 2002, and 2003 respectively. The Company reversed $510,000, $202,000 and $0 in 2001, 2002, and 2003 respectively, against additional paid-in capital for forfeitures of deferred stock compensation related to stock options issued at less than fair value.

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

      In addition to options issued to employees and directors, the Company issued options to purchase 62,500 shares of common stock to consultants for services during the year ended December 31, 2001. These options have exercise prices from $2.80 to $6.50 per share, are exercisable at the date of grant and expire at various dates from January 2, 2006 to October 16, 2006. The fair value of these options was determined to be $127,000 and was recognized in general and administrative expense. The fair value was calculated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.81%; contractual life of five years; no dividend yield; and 102% volatility. As of December 31, 2003 none of these options have been exercised. There were no options issued to consultants for services in 2002.

      In 2003, the Company issued options to purchase 25,000 shares of common stock to consultants for services during the year. These options had an exercise price of $0.77 per share and were immediately exercisable. The fair market value of these options was determined to be $24,000 and was recognized in general and administrative expense. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.0% contractual lives of five years; no dividend yield; and 111% volatility. These options were exercised on April 11, 2003.

8.     Significant Customers, Suppliers and Concentration of Credit Risk

      Customers are primarily distributors and original equipment manufacturers, who resell the Company’s products to end-users.

      The Company recognized revenue from the following significant customers and end-users for the years ended December 31 (in thousands):

Company	2001	2002	2003

A	$95	$2,934	$10,633
B	23,716	6,766	7,665
C	23,476	8,212	6,970
D	0	977	6,925
E	12,405	2,888	283

      Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely effect the Company’s future operating results.

      The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers and receivables are concentrated in customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectible accounts. An allowance is recorded for estimate losses from writeoffs of uncollectible accounts. Bad debt expense went from a $5.6 million expense in 2002 to a $3.1 million recovery in 2003. In 2002, a number of our customers filed for bankruptcy and one of our distributors was experiencing financial difficulties which caused a significant amount of accounts receivables to become delinquent. In 2003, we were able to recover some of the delinquent receivables and part of the accounts receivable related to the bankruptcy

9.     Employee Benefit Plan

      The Company has a defined contribution employee benefit plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code which is available to all employees who meet the 401(k) Plan’s eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. At the beginning of 2001, the Company began matching 50% of the employee’s pre-tax contributions, up to 6% of each participating employee’s annual salary. Effective January 1, 2003, this matching contribution was suspended. Contributions to the 401(k) Plan by the Company totaled $860,000, $650,000 and $0, respectively, for the years ended December 31, 2001, 2002, and 2003.

10.     Commitments and Contingencies

      The Company leases office space under various noncancelable-operating leases that expire through 2009. The Company also leases copiers under various capital leases which expire in 2006. Future obligations under these leases are as follows (in thousands):

Year ending December 31:

2004	$2,667
2005	2,202
2006	717
2007	446
2008	389
Thereafter	$98

      The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

      The Company has placed non-cancellable certain purchase orders for $12.7 million of inventory from certain of its vendors for delivery in 2004. These orders are generally placed up to 4 months in advance based on the lead time of the inventory.

      Rent expense for the years ended December 31, 2001, 2002, and 2003 totaled $1.5 million, and $1.9 million, and $1.6 million respectively.

      On December 28, 2001, SCI, Inc., a contract manufacturer, filed a breach of contract claim for $4.5 million against the Company in Alabama Circuit Court based on an inventory-purchasing dispute. On September 18, 2002, this claim was settled and the Company entered into a manufacturing arrangement for the Broadmore product.

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

11.     Subsequent Events

      In February of 2004, the Company completed an underwritten public offering of its common stock. The Company sold a total of 6.9 million shares for $12.25 per share. The Company received proceeds of $78.5 million, net of underwriters’ commissions and other offering costs.

12.     Quarterly Financial Information (unaudited)

      The following information summarizes selected quarterly financial information for the two years ended December 31, 2003 (in thousands, except per share data).

	Quarter Ended December 31, 2003

	First	Second	Third	Fourth	Year

Net revenue	$11,203	$12,156	$15,927	$23,270	$62,556
Cost of sales	6,154	6,687	9,169	13,214	35,224

Gross profit	5,049	5,469	6,758	10,056	27,332
Operating expenses:
Selling, general and administrative	2,497	2,895	3,608	5,315	14,315
Research and development	2,608	2,541	2,534	3,318	11,001
Income (loss) from operations	(56)	34	616	1,423	2,016
Other income, net	84	88	86	95	353

Income (loss) before income taxes	28	122	702	1,517	2,369
Income tax expense (benefit)	(89)	—	—	—	(89)

Net income (loss)	$117	$122	$702	$1,517	$2,458

Income (loss) per share:
Basic	$0.00	$0.00	$0.03	$0.06	$0.10
Diluted	$0.00	$0.00	$0.03	$0.05	$0.09

	Quarter Ended December 31, 2002

	First	Second	Third	Fourth	Year

Net revenue	$16,446	$11,806	$10,534	$11,461	$50,247
Cost of sales	11,232	8,277	6,342	7,294	33,145

Gross profit	5,214	3,529	4,192	4,167	17,102
Operating expenses:
Selling, general and administrative	10,520	11,522	14,906	8,693	45,641
Research and development	9,008	5,778	5,283	3,659	23,728
Income (loss) from operations	(14,314)	(13,771)	(15,997)	(8,185)	(52,267)
Other income, net	242	223	128	121	714

Income (loss) before income taxes	(14,072)	(13,548)	(15,869)	(8,064)	(51,553)
Income tax expense (benefit)	(5,062)	7,221	(1,016)	(41)	1,102

Net income (loss)	$(9,010)	$(20,769)	$(14,853)	$(8,023)	$(52,655)

Income (loss) per share:
Basic	$(0.37)	$(0.84)	$(0.60)	$(0.32)	$(2.13)
Diluted	$(0.37)	$(0.84)	$(0.60)	$(0.32)	$(2.13)

13.     Valuation and qualifying accounts

		Additions
	Balance at	(Reductions)		Balance at
	Beginning	Charged to	Recoveries	End of
	of Period	Operations	(Write-offs)	Period

Allowance for doubtful accounts:
Year Ended:
December 31, 2001*	$653	679	—	$1,332

December 31, 2002*	$1,332	5,557	(3,818)	$3,071

December 31, 2003*	$3,071	(2,199)	(1)	$871

Inventory obsolescence reserve:
Year Ended:
December 31, 2001	$569	5,662	(3,115)	$3,116

December 31, 2002	$3,116	3,619	(570)	$6,165

December 31, 2003	$6,165	200	(564)	$5,801

Valuation Allowance for deferred tax assets:
Year Ended:
December 31, 2001	$—	—	—	—

December 31, 2002	$—	17,109	—	$17,109

December 31, 2003	$17,109	(1,083)	7,434	$23,460

*	2001 and 2002 writeoffs include a $18,000 and 10,000 respectively which were taken directly to the expense account.

**	2003 recoveries of bad debts of $3,085 include $886K related to amounts previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding our directors and executive officers and our code of ethics is incorporated by reference to the information set forth in (i) the sections entitled “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of our fiscal year ended December 31, 2003 (the “2004 Proxy Statement”), and (ii) the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Proposal One — Election of Directors — Director Compensation,” and “Executive Officer Compensation” in our 2003 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement.

Equity Compensation Plan Information

Number of securities
		Weighted-	remaining available
	Number of securities	average exercise	for future issuances
	to be issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and	reflected in column
Plan Category	(a)	rights (b)	(a)) (c)

Equity compensation plans approved by security holders(1)	3,799,623	$6.18	1,884,820
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,799,623	$6.18	1,884,820

(1)	The number of shares available under our 1998 Stock Incentive Plan automatically increases on the first trading day of each calendar year by an amount equal to the lesser of 21/2% of the shares of outstanding common stock on the last trading day of the immediately preceding calendar year or 562,500 shares. The numbers listed here are as of January 1, 2004 and include the annual increase of 562,500 shares for 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Transactions with Management” in our 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal Two — Ratification of Independent Auditors” in the 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of the Company and the Independent Auditors’ Report are filed as part of this Form 10-K:

2. Consolidated Financial Statement Schedule. Schedules have been omitted as the required information is either not required, not applicable, or otherwise included in the Consolidated Financial Statements and notes thereto in Item 8 above.

3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Form 10-K.

      (b) Reports on Form 8-K.

      On October 21, 2003, we filed a Report on Form 8-K, dated October 21, 2003, pursuant to Item 12 furnishing our press release reporting the results of our third fiscal quarter ended September 30, 2003.

      On December 5, 2003 we filed Report on Form 8-K, dated November 25, 2003, pursuant to Items 2 and 7 reporting our acquisition of Paragon Networks International, Inc. and related financial information. On December 24, 2003, we amended this Form 8-K to include related financial statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 29th day of March, 2004.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such Report on Form 10-K on this 29th day of March, 2004 in the capacities indicated:

Signature	Title

/s/ ROGER L. KOENIG (Roger L. Koenig)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ TIMOTHY R. ANDERSON (Timothy R. Anderson)	Chief Financial Officer, Vice President of Finance and Chairman and Administration, Treasurer (Principal Financial and Accounting Officer)

/s/ NANCY PIERCE (Nancy Pierce)	Corporate Development Officer, Director, Secretary

/s/ JOHN W. BARNETT, JR. (John W. Barnett, Jr.)	Director

/s/ DAVID R. LAUBE (David R. Laube)	Director

/s/ MARK A. FLOYD (Mark A. Floyd)	Director

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1		Agreement and Plan of Merger dated November 13, 2003 by and among Carrier Access Corporation a Delaware Corporation, Ping Acquisition Corporation, a Delaware Corporation, Paragon Networks International, Inc., a Delaware corporation and Granite Ventures L.L.C. as stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Registrant’s 8-K filed December 5, 2003
3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”))
3.2		Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1)
4.1		Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1)
10.1		Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. for facilities at 5395 Pearl Parkway, Boulder, Colorado, dated June 1, 1995 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1998 S-1)
10.2		Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated September 20, 1995 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s 1998 S-1)
10	.3†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1)
10	.4†	Registrant’s herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1)
10.5		Amendment to Lease Agreement between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Dated October 25, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 1998 S-1)
10	.6†	Form of Directors’ and Officers’ Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 1998 S-1)
10.7		Lease Agreement between Carrier Access Corporation and TC Boulder Warehouse, LP, a Delaware limited partnership for facilities at 6837 Winchester Circle, Boulder, Colorado, dated November 13, 1998 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s 1998 S-1)
21	.1*	Subsidiaries of Registrant
23	.1*	Consent of KPMG LLP, Independent Certified Public Accountants
24	.1*	Power of Attorney (Reference is made to the preceding Signature Page)
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.