Form 10-Q
period 2004-03-31
CARRIER ACCESS CORP
filed 2004-05-14
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2004 was 33,672,121 shares.

CARRIER ACCESS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$104,469	$17,207
Marketable securities available for sale	13,620	19,335
Accounts receivable, net of allowance for doubtful accounts of $687 and $871, respectively	17,708	18,333
Inventory, net	28,261	26,135
Prepaid expenses and other	4,276	4,708

Total current assets	168,334	85,718
Property and equipment, net of accumulated depreciation and amortization of $16,394 and $15,538, respectively	6,708	7,012
Goodwill	6,748	6,748
Intangible assets, net of accumulated amortization of $650 and $262, respectively	7,342	7,692
Other assets	200	372

Total assets	$189,332	$107,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,179	$12,862
Accrued compensation payable	2,170	2,905
Deferred rent	902	912
Accrued expenses and other liabilities	1,444	1,469

Total liabilities	17,695	18,148
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 33,672 shares issued and outstanding at March 31, 2004, and 26,588 shares issued and outstanding at December 31, 2003	34	27
Additional paid-in capital	186,085	106,571
Deferred compensation	—	(12)
Accumulated deficit	(14,481)	(17,185)
Accumulated other comprehensive loss	(1)	(7)

Total stockholders’ equity	171,637	89,394

Total liabilities and stockholders’ equity	$189,332	$107,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue, net of allowances for sales returns	$28,547	$11,203
Cost of sales	15,612	6,154

Gross profit	12,935	5,049

Operating expenses:
Research and development	3,975	2,608
Sales and marketing	4,577	2,675
General and administrative	1,716	1,234
Bad debt recoveries	(183)	(1,412)
Intangible asset amortization	350	—

Total operating expenses	10,435	5,105

Income (loss) from operations	2,500	(56)
Other income, net	219	84

Income before income taxes	2,719	28
Income taxes (benefit)	15	(89)

Net income	$2,704	$117

Income per share:
Basic	$0.09	$0.00
Diluted	$0.09	$0.00
Weighted average common shares outstanding:
Basic	29,318	24,771
Diluted	31,724	24,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(In thousands)

				Deferred	Retained	Accumulated
			Additional	Stock	Earnings	Other	Total
	Common Stock		Paid-in	Option	(Accumulated)	Comprehensive	Shareholder
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCES AT DECEMBER 31, 2003	26,588	$27	$106,572	$(12)	$(17,185)	$(7)	$89,395
Exercise of stock options	259	—	969	—	—	—	969
Shares issued in stock offering	6,825	7	78,551	—	—	—	78,558
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of deferred stock compensation related to stock options issued at less than fair value	—	—	(7)	7	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	—
Stock options issued for services	—	—	—	—	—	—	—
Comprehensive income:
Net change in unrealized gain (loss) on investments, net of tax						6	6
Net income					2,704		2,704

Total comprehensive income							2,710

BALANCES AT March 31, 2004	33,672	34	186,085	—	(14,481)	(1)	171,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,704	$117
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	1,206	1,079
Provision for (recoveries of) doubtful accounts, net	(183)	(1,412)
Provision for inventory obsolescence	395	—
Stock-based compensation	5	48
Changes in operating assets and liabilities:
Accounts receivable	808	1,450
Income taxes receivable	—	6,882
Inventory	(2,521)	(1,507)
Prepaid expenses and other	604	(29)
Accounts payable and accrued expenses	(453)	(2,351)

Net cash provided (used) by operating activities	2,565	4,277

Cash flows from investing activities:
Purchases of property and equipment	(552)	(220)
Purchases of marketable securities	—	(4,155)
Sales and maturities of marketable securities available for sale	5,721	498

Net cash used by investing activities	5,169	(3,877)

Cash flows from financing activities:
Proceeds from stock offering	83,607	—
Offering costs	(5,055)	—
Proceeds from exercise of stock options	976	—

Net cash provided by financing activities	79,528
Net increase in cash and cash equivalents	87,262	400
Cash and cash equivalents at beginning of period	17,207	14,900

Cash and cash equivalents at end of period	$104,469	$15,300

Supplemental cash flow disclosures:
Income tax refunds	$—	$(6,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

     a. Business and Basis of Presentation. Carrier Access Corporation (the “Company”) is a provider of broadband digital access equipment to communications service providers, including incumbent local exchange carriers (“ILECs”), wireless service providers, competitive local exchange carriers (“CLECs”), InterExchange Carriers (“IXCs”), IOCs, ISPs and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Weighted-average shares
Average shares outstanding-basic	29,318	24,771
Shares assumed issued through exercises of stock options	2,406	179

Average shares outstanding-diluted	31,724	24,950

Number of shares excluded from computation because their effect is anti-dilutive	593	2,266

     c. Stock-Based Compensation. The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Net income	$2,704	$117
Add back: Stock-based compensation expense, as reported	5	48
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(1,146)	(472)

Net income (loss), as adjusted	$1,563	$(307)

Income per share — basic and diluted, as reported	$0.09	$0.00
Income (loss) per share — basic and diluted, as adjusted	$0.05	$(0.01)
Per share weighted average fair value of options granted during period	$10.94	$0.78

The weighted average fair values of options granted during the three months ended March 31, 2004 and 2003 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2004	2003
Volatility	111%	314%
Expected life	5 years	5 years
Risk-free interest rate	2.8%	3.0%
Expected dividend yield	0.0%	0.0%

     d. Exit and Disposal Activities. In December 2002, the Company completed a restructuring plan designed to reduce its expenses in accordance with anticipated revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The Company paid $400,000 of this charge in the fourth quarter of 2002 and $1.1 million during 2003. During the first quarter of 2004, the Company paid an additional $101,000 in connection with the restructuring plan. The majority of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2004. The Company made no changes to its restructuring plan assumptions during the first quarter of 2004.

     Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2004 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance
2002	—	$1,986	$(400)	$1,586
2003	$1,586	—	$(1,050)	$536
2004	$536	—	$(101)	$435

Note 2. Inventory

     The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$28,529	$26,927
Finished goods	5,407	5,009

	33,936	31,936
Reserve for obsolescence	(5,675)	(5,801)

Total inventory, net	$28,261	$26,135

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

     The Company has placed certain non-cancellable purchase orders for $10.2 million of inventory from certain of its vendors for delivery in 2004. These orders are generally placed up to four months in advance based on the lead-time of the inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, our expectations regarding selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, our tax liability and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this report. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-K.

Overview

     We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications service providers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and Axxius products in June 2002. In November 2003 we acquired the MASTER Series and Broadway product lines through our acquisition of Paragon Networks International, Inc. (“Paragon”) a provider of wireless transport products to mobile wireless operators worldwide.

     In November 2003, we completed the acquisition of Paragon. In exchange for all of the outstanding shares of Paragon capital stock, we issued 1,334,521 shares of our common stock and distributed $411,407 in cash to the Paragon stockholders. During the first quarter of 2004, we began the integration of some of the operations of Paragon. By the end of the first quarter, customer service, sales and most manufacturing of legacy Paragon products, had been integrated into our principal operations in Colorado

     During the late 1990s, a substantial number of service providers, including CLECs, invested heavily in network infrastructure and service delivery projects, which accelerated growth in the telecommunications equipment market. By 2000, when our annual net revenues reached $148.1 million, we relied on a limited number of CLECs for a significant portion of our net revenue. However, starting in late 2000, many of these CLECs encountered sharp declines in the amount of capital they had available to fund network infrastructure and service delivery projects. As a result, there was a significant decline in the demand for telecommunications equipment, including demand for our products.

     We now sell our product portfolio into new markets, including wireless service providers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless service providers compared to 13%, 11% and 68%, respectively, for the first quarter of 2004. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For example, we believe that Cingular and TMobile USA, Inc., two wireless service providers, both directly and indirectly through our OEM channel, each accounted for over 20% of our net revenue for the quarter ended March 31, 2004.

     When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for salary-related expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we have started to see recently. However, we believe current economic conditions may continue to cause our customers and potential customers to defer and reduce capital spending.

     Historically, most of the sales of our products have been through a limited number of distributors. For example, as a percentage of net revenue, Walker & Associates accounted for 16% in 2002 and 11% in 2003. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications service providers and OEMs. For example, for the quarter ended March 31, 2004, two OEMs, Ericsson and Nortel, each accounted for over 10% of net revenue and we sold directly to one service provider, T Mobile, which also accounted for over 10% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.

     Our net revenue continues to be affected by the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenue has been derived from a limited number of large orders. We believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them has caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Results of Operations

Net Revenue and Cost of Goods Sold

	Three Months Ended
	March 31,
(In thousands)	2004	2003
	(unaudited)	(unaudited)
Net revenue	$28,547	$11,203
Cost of goods sold	$15,612	$6,154

     Our net revenue for the quarter ended March 31, 2004 increased to $28.5 million from $11.2 million in the quarter ended March 31, 2003. The increase in net revenue was due to increases in the number of units sold into the wireless market. The increase in units sold in the first quarter of 2004 was partially due to the deployment by some wireless carriers of our Axxius, Adit and MasterSeries products to comply with FCC mandated E911 location services, add new cell sites and expand cell site bandwidth capacity. Revenue also increased in the first quarter due to a full quarter’s worth of Paragon revenue. The acquisition of Paragon resulted in an expanded sales force selling a broader product portfolio that ranges from a low-cost nested channel service unit (“CSU”) replacement through an optical transport solution. Since our sales force can now offer a full range of solutions, we are unable to segregate sales that would have been realized without the acquisition. Our net revenue also improved due to improving economic conditions and the lessening of capital market constraints in the telecommunications sector.

     During the first quarter of 2004, approximately 52% of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs as well as increased sales to our direct customers. For the quarter ended March 31, 2004, Ericsson and Nortel, two OEMs, each accounted for over 10%of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or OEMs could have a material adverse effect on our business. In addition to being dependent on a small number of distributors and OEMs for a majority of our net revenue, we believe that our products are sold directly to a limited number of service provider customers. For the quarter ended March 31, 2004, we sold over 10% of our net revenue directly to one service provider, T Mobile. Cingular, another service provider customer, in the first quarter chose our MASTERseries product for the cell site backhaul solutions to support Cingular’s network expansion, and accounted for over 20% of revenue in the first quarter. A decrease in sales to these or other significant customers could have a material adverse effect on our business.

     Cost of goods sold for the quarter ended March 31, 2004 was $15.6 million compared to $6.2 million in the quarter ended March 31, 2003. The increase in 2004 was due to increased sales, remaining consistent at approximately 55% of revenue.

Gross Margins

	Three Months Ended
	March 31,
(In thousands)	2004	2003
	(unaudited)	(unaudited)
Gross Profit	$12,935	$5,049
Gross Margin	45%	45%

     Gross profit for the quarter ended March 31, 2004 increased to $12.9 million from a gross profit of $5.0 million for the quarter ended March 31, 2003. This increase was caused by the increased shipments of our products in 2004. Gross margin remained at 45% for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Gross margins were positively impacted by shifts in product mix to higher margin products, product cost reductions and higher production volumes, and were negatively offset by decreases in selling prices of some products.

     We believe that gross margins could increase in 2004 if sales of our products increase and if we are able to reduce the cost of our products at a greater rate than anticipated price reductions, or if we are able to gain manufacturing efficiencies by consolidating our production facilities. Conversely, new product introductions could potentially harm gross margins until production volumes increase.

We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling prices for the Wide Bank products and Adit products have decreased in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins may decrease from time to time as a result of new product introductions by our competitors and us.

Research and Development Expenses

	Three Months Ended
	March 31,
(In thousands)	2004	2003
	(unaudited)	(unaudited)
Research and development expenses	$3,975	$2,608
As a percentage of net revenue	14%	23%

     Research and development expenses for the first quarter of 2004 increased to $4.0 million from $2.6 million in the first quarter of 2003 primarily related to a $1.0 million increase in personnel expense as a result of the acquisition of Paragon and additions to R&D staff to support new product development. The increase in spending in research and development reflects our commitment to our customers and their product demands. We believe the recent increase in our revenue is a result of our commitment to this management philosophy. We believe that research and development expenses will increase in the second quarter of 2004 as we accelerate our development of new product platforms and service cards for our existing platforms.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
(In thousands)	2004	2003
	(unaudited)	(unaudited)
Sales and marketing expenses	$4,577	$2,675
General and administrative expenses	1,716	1,234
Bad debt recoveries	(183)	(1,412)
Intangible asset amortization	350	—

Total selling, general and administrative expenses	$6,460	$2,497
Total selling, general and administrative expenses as a percentage of net revenue	23%	22%

     Selling, general and administrative expense for the quarter ended March 31, 2004 increased to $6.5 million from $2.5 million in the quarter ended March 31, 2003. Sales and marketing expense for the quarter ended March 31, 2004 increased to $4.6 million from $2.7 million in the quarter ended March 31, 2003 primarily as a result of a $1.7 million increase in personnel expense and commissions, and a $129,000 increase in travel and entertainment expense. Most of the increases in sales and marketing expenses were the result of the addition in sales and marketing personnel that occurred in November of 2004 with the acquisition of Paragon. We believe that the expenses in this area are strategic in developing new channels and new markets. We anticipate that sales and marketing expenses will continue to increase in 2004 as we increase our sales and marketing activities in some targeted markets. General and administrative expense for the quarter ended March 31, 2004 increased to $1.7 million from $1.2 million in the quarter ended March 31, 2003. The increase was primarily attributable to an increase in personnel cost of $280,000 related to the acquisition of Paragon and costs associated with compliance with the Sarbanes Oxley Act. We recovered bad debt expense of $1.4 million for the quarter ended March 31, 2003 and $183,000 for the quarter ended March 31, 2004, as we continued to recover certain delinquent receivables from customers for which we had previously reserved.

Other Income, Net

     Interest and other income, net for the quarter ended March 31, 2004 increased to $219,000 from $84,000 for the quarter ended March 31, 2003. The increase was interest earned on larger cash balances due to the proceeds from our public stock offering, which was partially offset by lower interest rates. We believe that net interest and other income will increase in 2004 over 2003 results due to increased cash and cash equivalent balances from our public stock offering that we completed in February 2004, which resulted in net proceeds of $78.5 million.

Income Taxes

     We recorded an approximate $15,000 income tax provision in the first quarter of 2004, due primarily to estimated alternative minimum tax and state liabilities. The $89,000 benefit from income taxes in the first quarter of 2003 relates to refunds received in excess of previous estimates. However, our income tax provision has differed from the expense that would be expected using the federal statutory rate of 34% due to the fact that beginning in the second quarter of 2002, we recorded a valuation allowance against our deferred tax assets. While we have identified net operating loss carryforwards that may be used to offset up to $38.3 million of future taxable income for federal tax purposes and up to $58.9 million for state tax purposes, we cannot conclude that realization of the resulting deferred tax assets is more likely than not. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will generally be recognized in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance. Although we may be profitable in 2004, we do not believe that we will experience significant income tax expense in 2004 due to the use of net operating loss carryforwards and the resulting reversal of valuation allowance. A portion of the valuation allowance relates to deferred tax assets obtained in connection with our acquisition of Paragon in 2003. Should we reverse the valuation allowance related to these acquired deferred tax assets, such reversal will result in an increase to the amount of acquired goodwill and will have no impact on our income tax provision.

Liquidity and Capital Resources

	March 31,	December 31,
(In thousands)	2004	2003
	(unaudited)	(unaudited)
Working capital	$150,639	$67,570
Cash, cash equivalents and marketable securities	$118,089	$36,542
Total assets	$189,332	$107,542

	Three Months Ended
(In thousands)	March 31,	March 31,
	2004	2003
Net cash provided (used) by:	(unaudited)	(unaudited)
Operating activities	$2,565	$4,277
Investing activities	$5,169	$(3,877)
Financing activities	$79,528	$—

     At March 31, 2004, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale totaling approximately $118.1 million. At March 31, 2004, our working capital was approximately $150.7 million. We have no significant capital spending or purchase commitments other than facilities leases.

     Cash provided by operations was $2.6 million for the quarter ended March 31, 2004 contrasted to $4.3 million provided by operations in the quarter ended March 31, 2003. Cash provided by operations for the quarter ended March 31, 2004 was primarily due to our net income of $2.7 million adjusted for depreciation and amortization expense of $1.2 million plus cash generated from approximately $800,000 in net reductions in accounts receivable, partially offset by increases in inventory of $2.5 million. For the quarter ended March 31, 2003, our cash provided by operations resulted from net income of $117,000 adjusted for depreciation and amortization expense of $1.1 million less $1.4 million in bad debt recoveries, cash from an income tax refund of $6.9 million and $1.5 million in net reductions in accounts receivable, partially offset by decreases in accounts payables of $2.4 million and increases in inventory of $1.5 million.

     Cash provided by investing activities for the quarter ended March 31, 2004 was $5.2 million compared to a use of cash in the quarter ended March 31, 2003 of $3.9 million. For the quarter ended March 31, 2004, we had net sales of $5.7 million of marketable securities compared to net purchases of $3.7 million for the quarter ended March 31, 2003. Our capital expenditures for the quarter ended March 31, 2004 were $554,000 for equipment to support research, development, and manufacturing activities compared to $220,000 for the quarter ended March 31, 2003. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2004 are expected to exceed those of 2003 as we invest to support research, development and production tooling.

     Financing activities provided $79.5 million for the quarter ended March 31, 2004, which was primarily the result of $78.5 million of cash received upon the completion of our public offering. In addition, we received $1.0 million from the exercise of stock options during the first quarter of 2004. There were no financing activities in the quarter ended March 31, 2003.

     Our net inventory levels increased approximately $2.2 million to $28.3 million at March 31, 2004 from $26.1 million at December 31, 2003. The increase was primarily the result of the inventory obtained to fulfill orders for our wireless service provider customers, which the Company expects to ship in the second quarter. We have placed non-cancellable purchase orders for $10.2 million of inventory from some of our vendors for delivery in 2004. These orders are generally placed up to four months in advance based on the lead-time of the inventory. We anticipate that inventory levels will decline in 2004, as we have decreased our purchasing relative to expected shipments of our current inventory.

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

Off Balance Sheet Arrangements. We have no off balance sheet arrangements.

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

     Revenue Recognition. We recognize revenue from product sales at the time of shipment and passage of title using guidance from SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.” In addition, we also offer certain of our customers the right to return products for a limited time after shipment as part of a stock rotation. We estimate what future stock rotation returns may occur based upon actual historical return rates and reduce our revenue by these estimated returns. If future returns exceed our estimates, revenue could be further reduced. In addition, modifications to generally accepted accounting principles could result in unanticipated changes in our revenue recognition policies and such changes could significantly affect future revenue and results of operations.

     Inventory Reserves. We value our inventory at the lower of standard cost, which approximates the actual cost to purchase and/or manufacture the inventory computed on a first-in, first-out basis, or the current estimated net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than our estimates, then additional inventory write-downs may be required.

     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our ability to collect our accounts receivable and on our future operating results.

     Valuation of Intangible Assets. We regularly evaluate the potential impairment of goodwill and other intangible assets from our purchase business acquisitions. In assessing whether the value of our goodwill and other intangibles has been impaired, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

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

     A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 16% and 11% of our net revenue in 2002 and 2003, respectively. In addition, one OEM customer accounted for over 10% of our net revenue in the year ended December 31, 2003. In the quarter ended March 31, 2004, two OEM customers each accounted for over 10% of our revenue. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

     We generally provide certain of our distributors and OEMs with limited stock rotation rights. For example, three times a year, these customers can return up to 15% of our unsold products to us in return for an equal dollar amount of new products. The returned products must have been held in stock by such distributor or OEM and have been purchased within the four-month period prior to the return date. We cannot assure you that we will not experience significant returns of our products in the future or that we will make adequate allowances to offset these returns.

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

     A significant portion of our net revenue has been derived from a limited number of large orders to direct customers, and we believe that this trend will continue in the future. For example, for the quarter ended March 31, 2004, we sold directly to one customer that accounted for 14% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order without penalty. We have experienced cancellations and delays of orders in the past, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

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

     Our customers consist primarily of communications service providers, including wireless service providers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The general slowdown in the economy and the fact that an oversupply of communications bandwidth exists have resulted in a constraint on the availability of capital for these service providers and have had a material adverse effect on many of our customers, with numerous customers going out of business or substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted the sale of our products and our operating results most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2001, 2002, and 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk, which could increase our expenses.

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

     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2004, we held a total of 13 issued U.S. patents and had approximately 14 pending U.S. patent applications. We have one U.S. trademark application pending and have 13 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Because of the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

     We require substantial working capital to fund our business. As of March 31, 2004, we had approximately $118.1 million in cash and marketable securities. We believe that our cash and marketable securities, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next 12 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, our ability to expand our client base and the growth of sales and marketing. If our capital requirements vary materially from those currently forecasted, we may need to obtain additional financing. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which would adversely affect our business and result in a decline in the price of our common stock.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

     As of March 31, 2004, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary and Corporate Development Officer, are married. As of March 31, 2004, Mr. Koenig and Ms. Pierce together beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 2004, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 31, 2004, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K.

     On January 20, 2004, we filed a Current Report on 8-K under Item 12 to file our press release reporting our results for the quarter and year ended December 31, 2003.

     We filed no other Current Reports on Form 8-K during the first quarter of 2004.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ACCESS CORPORATION (Registrant)
	By:	/s/ Timothy R. Anderson
May 14, 2004		Timothy R. Anderson
Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.