Form 10-Q
period 2004-06-30
CARRIER ACCESS CORP
filed 2004-08-12
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of June 30, 2004 was 33,978,226 shares.

CARRIER ACCESS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$93,401	$17,207
Marketable securities available for sale	28,646	19,335
Accounts receivable, net of allowance for doubtful accounts of $585 and $871, respectfully	14,917	18,333
Inventory, net	30,068	26,135
Prepaid expenses and other	3,197	4,708

Total current assets	170,229	85,718
Property and equipment, net of accumulated depreciation and amortization of $17,167 and $15,538, respectfully	6,294	7,012
Goodwill	6,748	6,748
Intangibles, net of accumulated amortization of $960 and $262, respectfully	7,034	7,692
Other assets	209	372

Total assets	$190,514	$107,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,569	$12,862
Accrued compensation payable	2,616	2,905
Deferred rent	888	912
Accrued expenses and other current liabilities	1,806	1,469

Total liabilities	14,879	18,148
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, and 33,978 shares issued and outstanding at June 30, 2004, and 26,588 shares issued and outstanding at December 31, 2003	34	27
Additional paid-in capital	186,560	106,571
Deferred compensation	—	(12)
Accumulated deficit	(10,925)	(17,185)
Accumulated other comprehensive income	(34)	(7)

Total stockholders’ equity	175,635	89,394

Total liabilities and stockholders’ equity	$190,514	$107,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue, net of allowances for sales returns	$30,845	$12,156	$59,391	$23,359
Cost of sales	16,894	6,687	32,506	12,841

Gross profit	13,951	5,469	26,885	10,518

Operating expenses:
Research and development	4,692	2,540	8,662	5,149
Sales and marketing	4,041	2,744	8,617	5,419
General and administrative	1,892	1,298	3,617	2,531
Bad debt recoveries	(98)	(1,147)	(281)	(2,559)
Intangible asset amortization	307	—	654	—

Total operating expenses	10,834	5,435	21,269	10,540

Income (loss) from operations	3,117	34	5,616	(22)
Interest and other income, net	491	88	711	172

Income before income taxes	3,608	122	6,327	150
Income tax expense (benefit)	52	—	67	(89)

Net income	$3,556	$122	$6,260	$239

Income per share:
Basic	$0.11	$0.00	$0.20	$0.01
Diluted	$0.10	$0.00	$0.18	$0.01
Weighted average common shares:
Basic	33,744	24,798	32,010	24,781
Diluted	35,790	25,489	34,243	25,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS ) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004
(In thousands )

				Deferred		Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-in	Option	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
BALANCES AT JANUARY 1, 2004	26,588	$27	$106,571	$(12)	$(17,185)	$(7)	$89,394
Exercise of stock options	565	—	1,624	—	—	—	1,624
Sale of common stock in public offering, net of offering costs of $5,228	6,825	7	78,372	—	—	—	78,379
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of deferred stock compensation	—	—	(7)	7	—	—	—
Comprehensive income:
Net change in unrealized gain (loss) on investments, net of tax						(27)	(27)
Net income					6,260		6,260

Total comprehensive income							6,233

BALANCES AT JUNE 30, 2004	33,978	$34	$186,560	$—	$(10,925)	$(34)	$175,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,260	$239
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	2,289	2,037
Recoveries of doubtful accounts, net	(281)	(2,559)
Recoveries of inventory obsolescence	(224)	(249)
Gain on sale of property	(143)	—
Stock-based compensation	5	61
Changes in operating assets and liabilities:
Accounts receivable	3,697	165
Income taxes receivable	—	6,891
Inventory	(3,709)	(1,081)
Prepaid expenses and other	1,674	(1,065)
Accounts payable and accrued expenses	(3,269)	(709)

Net cash provided by operating activities	6,299	3,730

Cash flows from investing activities:
Purchases of property and equipment	(1,178)	(398)
Proceeds from sale of property	408	—
Purchases of marketable securities	(18,046)	(6,555)
Sales and maturities of marketable securities available for sale	8,708	5,795

Net cash used by investing activities	(10,108)	(1,158)

Cash flows from financing activities:
Proceeds from stock offering	78,379	—
Proceeds from exercise of stock options	1,624	20

Net cash provided by financing activities	80,003	20

Net increase in cash and cash equivalents	76,194	2,592
Cash and cash equivalents at beginning of period	17,207	14,900

Cash and cash equivalents at end of period	$93,401	$17,492

Supplemental cash flow disclosures:
Income tax refunds	$—	$6,980

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     A reconciliation of the weighted average shares used in computing basic and diluted earnings per share amounts is presented below. There were no adjustments to net income in order to determine diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Weighted-average shares
Average shares outstanding-basic	33,744	24,798	32,010	24,781
Shares assumed issued through exercises of stock options	2,046	691	2,233	485

Average shares outstanding-diluted	35,790	25,489	34,243	25,266

Number of shares excluded from computation because their effect is anti-dilutive	731	1,798	624	2,035

     c. Stock-Based Compensation. The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three months and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$3,556	$122	$6,260	$239
Add back: Stock-based compensation expense, as reported	—	12	5	61
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(1,885)	(400)	(3,020)	(873)

Net income (loss), as adjusted	$1,671	$(266)	$3,245	$(573)

Income (loss) per share-basic, as reported	$0.11	$0.00	$0.20	$0.01
Income (loss) per share-diluted, as reported	$0.10	$0.00	$0.18	$0.01
Income (loss) per share-basic, as adjusted	$0.05	$(0.01)	$0.10	$(0.02)
Income (loss) per share-diluted, as adjusted	$0.05	$(0.01)	$0.09	$(0.02)
Per share weighted average fair value of options granted during period	$11.48	$0.85	$11.07	$1.34

     The weighted average fair values of options granted during the three and six months ended June 30, 2004 and 2003 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Volatility	108%	303%	110%	313%
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.8%	3.1%	3.0%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

     d. Exit and Disposal Activities. In December 2002, the Company completed a restructuring plan designed to reduce its expenses in accordance with anticipated revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The Company paid $400,000 of this charge in the fourth quarter of 2002 and $1.1 million during 2003. During the first half of 2004, the Company paid an additional $203,000 in connection with the restructuring plan. The majority of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2004. The Company made changes to its restructuring plan assumptions during the second quarter of 2004, relating to its ability to sublease one of its abandoned buildings. The assumption change resulted in an increase in the restructuring reserve of $92,000.

     Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2004 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance
2002	$—	$1,986	$(400)	$1,586
2003	$1,586	$—	$(1,050)	$536
2004	$536	$92	$(203)	$425

Note 2. Inventory

     The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$31,158	$26,927
Finished goods	4,487	5,009

	35,645	31,936
Reserve for obsolescence	(5,577)	(5,801)

Total inventory, net	$30,068	$26,135

Note 3. Commitments and Contingencies

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against the Company in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million. On October 17, 2002, the Company filed a breach of contract counterclaim and other related counterclaims in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, the Company amended its counterclaim to seek damages of $27.0 million. The Company currently is in the discovery phase of the litigation and has insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability that may result has been made in the consolidated financial statements. The Company intends to vigorously defend this lawsuit and has a trial date scheduled for November 15, 2004.

     The Company has placed certain non-cancelable purchase orders for $8.8 million of inventory from certain of its vendors for delivery in 2004. These orders are generally placed up to four months in advance based on the lead-time of the inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, our expectations regarding selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, our tax liability, operating costs and expenses, and our capital expenditures. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this report. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Report on Form 10-Q.

Overview

     We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications service providers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and Axxius products in June 2002. In November 2003 we acquired the MASTER Series and Broadway product lines through our acquisition of Paragon Networks International, Inc. (“Paragon”), a provider of wireless transport products to mobile wireless operators worldwide.

     In November 2003, we completed the acquisition of Paragon. In exchange for all of the outstanding shares of Paragon capital stock, we issued 1,334,521 shares of our common stock and distributed $411,407 in cash to the Paragon stockholders. During the first quarter of 2004, we began the integration of some of the operations of Paragon. By the end of the second quarter, customer service, sales and manufacturing of Paragon products had been integrated into our principal operations in Colorado.

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

     We now sell our product portfolio into multiple markets, including wireless service providers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless service providers compared to 7%, 15% and 63%, respectively, for the second quarter of 2004. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For example, we believe that Cingular Wireless, LLC and TMobile USA, Inc., two wireless service providers, both directly and indirectly through our Original Equipment Manufacturer, or OEM, channel, each accounted for over 20% of our net revenue for the quarter ended June 30, 2004.

     When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for salary-related expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we have started to see recently. However, we believe current economic conditions could continue to cause our customers and potential customers to defer and reduce capital spending.

     Historically, most of the sales of our products have been through a limited number of distributors. For example, as a percentage of net revenue, Walker & Associates accounted for 16% in 2002 and 11% in 2003. Recently, however, an increasing proportion of our product sales have been made directly to wireless and wireline service providers and OEMs. For example, for the quarter ended June 30, 2004, one OEM, Ericsson, Inc., accounted for over 10% of net revenue and we sold directly to one service provider, TMobile USA, Inc., which also directly accounted for over 10% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business. For example, there has been and will continue to be consolidations in the telecommunications industry. Following the announcement of a consolidation, some of our customers may experience disruptions in their business operations. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders or canceled orders.

     Our net revenue continues to be affected by the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, consolidation of wireless and wireline industry, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenue has been derived from a limited number of large orders. We believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them has caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Results of Operations

Net Revenue and Cost of Goods Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Net revenue	$30,845	$12,156	$59,391	$23,359
Cost of goods sold	$16,894	$6,687	$32,506	$12,841

     Net revenue for the three months ended June 30, 2004 increased to $30.8 million from $12.2 million reported for the three months ended June 30, 2003. Net revenue for the six months ended June 30, 2004 increased to $59.4 million from $23.4 million reported for the six months ended June 30, 2003. The increase in revenue in both these time periods was primarily due to increases in sales of our Axxius, Adit and MasterSeries products. The increase in sales of these products was partially due to the deployment of these products by some wireless carriers to comply with FCC mandated E911 location services, add new cell sites and expand cell site bandwidth capacity. We also saw increases in our Adit product line due to increased deployment of voice, data, and voice over IP, or VoIP, offerings by our wireline customers. As a result of our acquisition of Paragon, we started selling the MasterSeries product in the fourth quarter of 2003. These increases were partially offset by decreases in sales of our Widebank and Navigator product lines. Our net revenue also improved due to improving economic conditions and the lessening of capital market constraints in the telecommunications sector.

     During the first six months of 2004, approximately 54% of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs as well as increased sales to our direct customers. For the quarter ended June 30, 2004, Ericsson, Inc., an OEM, accounted for over 10% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or OEMs could have a material adverse effect on our business. In addition to being dependent on a small number of distributors and OEMs for a majority of our net revenue, we believe that our products are sold directly to a limited number of service provider customers. For the quarter ended June 30, 2004, we sold over 10% of our net revenue directly to one service provider, T Mobile. A decrease in sales to these or other significant customers could have a material adverse effect on our business.

     Cost of goods sold for the quarter ended June 30, 2004 was $16.9 million compared to $6.7 million in the quarter ended June 30, 2003. For the six months ended June 30, 2004, cost of goods sold was $32.5 million compared to $12.8 million for the six months ended June 30, 2003. The increases in cost of goods sold in 2004 were due to increased sales, remaining consistent at approximately 55% of revenue.

Gross Margins

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Gross profit	$13,951	$5,469	$26,885	$10,518
Gross margin	45%	45%	45%	45%

     Our gross profit for the three months ended June 30, 2004 increased to $14.0 million from $5.5 million for the three months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 increased to $26.9 million from $10.5 million for the six months ended June 30, 2003. This increase was caused by the increased shipments of our products in 2004. Gross margin remained at 45% for the quarter and six months ended June 30, 2004 as compared to the quarter and six months ended June 30, 2003. Gross margins were positively impacted by shifts in product mix to higher margin products, product cost reductions and higher production volumes, however, offset by decreases in selling prices of some products.

     We believe that gross margins could increase in 2004 if sales of our products increase and if we are able to reduce the cost of our products at a greater rate than anticipated price reductions, or if we are able to gain additional manufacturing efficiencies. Conversely, new product introductions could potentially harm gross margins until production volumes increase. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. For example, the average selling prices for the Wide Bank products and Adit products have decreased in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. As a result, we believe that our gross margins are likely to fluctuate in the future based on product mix and channel mix. Furthermore, gross margins may decrease from time to time as a result of new product introductions by our competitors and ourselves.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Research and development expenses	$4,692	$2,540	$8,662	$5,149
As a percentage of net revenue	15%	21%	15%	22%

     Research and development expenses for the three months ended June 30, 2004 increased to $4.7 million from $2.5 million for the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 increased to $8.7 million from $5.1 million for the six months ended June 30, 2003. These increases were primarily related to an increase in personnel expense of $2.1 million as a result of the acquisition of Paragon and additions to support new product development. The increase in spending in research and development reflects our commitment to our customers and their product demands. We believe that research and development expenses could increase in the second half of 2004 as we accelerate our development of new product platforms and service cards for our existing platforms.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Sales and marketing expenses	$4,041	$2,744	$8,617	$5,419
General and administrative expenses	1,892	1,298	3,617	2,531
Bad debt recoveries	(98)	(1,147)	(281)	(2,559)
Intangible asset amortization	307	—	654	—

Total selling, general and administrative expenses	$6,142	$2,895	$12,607	$5,391
Total selling, general and administrative expenses as a percentage of net revenue	20%	24%	21%	23%

     Selling, general and administrative expenses for the three months ended June 30, 2004 increased to $6.1 million from $2.9 million for the three months ended June 30, 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 increased to $12.6 million from $5.4 million for the six months ended June 30, 2003. Sales and marketing expenses for the three months ended June 30, 2004 increased to $4.0 million from $2.7 million for the three months ended June 30, 2003. Sales and marketing expenses for the six months ended June 30, 2004 increased to $8.6 million from $5.4 million for the six months ended June 30, 2003. Sales and marketing expenses increased primarily as a result of a $2.6 million increase in personnel expense and commissions during the six months ended June 30, 2004. Most of the increases in sales and marketing expenses were the result of the addition in sales and marketing personnel that occurred in November of 2003 with the acquisition of Paragon. We believe that the expenses in this area are strategic in developing new channels and new markets. We anticipate that sales and marketing expenses could continue to increase in 2004 as we increase our sales and marketing activities in targeted markets. General and administrative expenses for the three months ended June 30, 2004 increased to $1.9 million from $1.3 million for the three months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004 increased to $3.6 million from $2.5 million for the six months ended June 30, 2003. The increase was primarily attributable to an increase in personnel cost of $479,000 related to the acquisition of Paragon and $67,000 of costs associated with compliance with the Sarbanes Oxley Act. We recovered bad debt expense of $98,000 for the quarter ended June 30, 2004 and $1.1 million for the quarter ended June 30, 2003, as we continued to recover certain delinquent receivables from customers for which we had previously reserved. For the six months ended June 30, 2004 we recovered bad debt of $281,000 compared to $2.6 million for the six months ended June 30, 2003.

Interest and Other Income, Net

     Interest and other income, net for the quarter ended June 30, 2004 increased to $491,000 from $88,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 interest and other income, net increased to $711,000 from $172,000. The increase was attributable to interest earned on larger cash balances due to the proceeds from our recent public stock offering, along with a gain on the sale of a company asset of $143,000. We believe that net interest and other income will continue to be higher in 2004 due to increased cash and cash equivalent balances from our public stock offering that we completed in February 2004, which resulted in net proceeds of $78.4 million.

Income Taxes

     We recorded an approximate $67,000 income tax expense in the first six months of 2004, due primarily to Canadian income taxes, estimated alternative minimum tax and state income tax liabilities. The $89,000 benefit from income taxes in the first six months of 2003 relates to refunds received in excess of previous estimates. However, our income tax provision has differed from the expense that would be expected using the federal statutory rate of 34% due to the fact that beginning in the second quarter of 2002, we recorded a valuation allowance against our net deferred tax asset. While we have identified net operating loss carryforwards that may be used to offset up to $38.3 million of future taxable income for federal tax purposes and up to $58.9 million for state tax purposes, we cannot conclude that realization of the resulting deferred tax assets is more likely than not. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will generally be recognized in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance. Although we may be profitable in 2004, we do not believe that we will experience significant income tax expense in 2004 due to the use of net operating loss carryforwards and the resulting reversal of valuation allowance. A portion of the valuation allowance relates to deferred tax assets obtained in connection with our acquisition of Paragon in 2003. Should we reverse the valuation allowance related to these acquired deferred tax assets, such reversal will result in an increase to the amount of acquired goodwill and will have no impact on our income tax provision. The Company may realize tax deductions resulting from certain exercises of employee stock options. The excess of tax benefits realized from such exercises over the amount of stock compensation expense recorded in the Company’s financial statements is generally reflected as an increase to additional paid-in capital. A portion of the Company’s net operating loss carryforward relates to such tax deductions in 2003 and 2002. Should the company reverse the valuation allowance related to these stock-based compensation benefits, it will be reflected as an increase to additional paid-in capital.

Liquidity and Capital Resources

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Working capital	$155,350	$67,570
Cash, cash equivalents and marketable securities	$122,047	$36,542
Total assets	$190,514	$107,542

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(Unaudited)
	(In thousands)
Net cash provided (used) by:
Operating activities	$6,299	$3,730
Investing activities	$(10,108)	$(1,158)
Financing activities	$80,003	$20

     At June 30, 2004, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $122.0 million. At June 30, 2004, our working capital was approximately $155.4 million. We have no significant capital spending or purchase commitments other than facilities leases and inventory purchases.

     Operating activities provided net cash of approximately $6.3 million for the six months ended June 30, 2004, compared to $3.7 million for the six months ended June 30, 2003. The increase in cash provided by operating activities was primarily due to our net income in the first six months of 2004 and decreases in accounts receivable, and prepaid expenses and other. This was partially offset by increases in our inventory and decreases in our accounts payable.

     Cash used by investing activities for the six months ended June 30, 2004 was $10.1 million compared to $1.2 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, we had net purchases of $9.3 million of marketable securities compared to net purchases of $760,000 for the six months ended June 30, 2003. Our capital expenditures for the six months ended June 30, 2004 were $1.2 million for equipment to support research, development, and manufacturing activities compared to $398,000 for the six months ended June 30, 2003. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in the second half of 2004 are expected to remain consistent with the first half of 2004.

     Net cash from financing activities provided $80.0 million for the six months ended June 30, 2004, which was primarily due to cash received from the stock offering, compared to $20,000 for the six months ended June 30, 2003 which was due to cash received upon the exercise of stock options.

     Our net inventory levels increased approximately $3.9 million to $30.1 million at June 30, 2004 from $26.1 million at December 31, 2003. The increase was primarily the result of the inventory obtained to fulfill orders for our wireless service provider customers. We have placed non-cancelable purchase orders for $8.8 million of inventory from some of our vendors for delivery in 2004. These orders are generally placed up to four months in advance based on the lead-time of the inventory. We anticipate that inventory levels will decline in 2004, as we have decreased our purchasing relative to expected shipments of our current inventory.

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

     Deferred Income Taxes. We account for our deferred tax assets pursuant to SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, a deferred tax asset is recognized for temporary differences that will result in tax deductions in future years and for tax credit carryforwards. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measure the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required under SFAS No. 109 to reduce deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. In the second quarter of 2002, we recorded a full valuation allowance against our deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. We have maintained our policy of providing a full valuation allowance against all future tax benefits produced by our operating results. We expect to continue to provide a full allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

     We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:

•	the loss of, or significant reduction in purchases by, any of our large customers, two of whom were each responsible for more than 10% of our net revenue in the six months ended June 30, 2004;

•	reductions in capital spending for equipment by the telecommunications industry, a factor that resulted in a large decline in our product sales starting in 2000; and

•	costs related to acquisitions of technologies or businesses such as our acquisition of Paragon Networks International Inc.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

     A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 16% and 11% of our net revenue in 2002 and 2003, respectively. In addition, one OEM customer accounted for over 10% of our net revenue in the year ended December 31, 2003. In the quarter ended June 30, 2004, one OEM customer accounted for over 10% of our revenue. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and a deterioration in our operating results.

     In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.2 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, we cannot assure you that any future bad debts that we incur will not exceed our reserves. Furthermore, we cannot assure you that the financial instability of one or more of our distributors will not result in decreased net revenue for us and deterioration of our operating results. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors in the future could harm our business by, among other things, reducing the demand for our products and creating conflicts with other distributors and our direct sales efforts.

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

     A significant portion of our net revenue has been derived from a limited number of large orders to direct customers, and we believe that this trend will continue in the future. For example, for the quarter ended June 30, 2004, we sold directly to one customer that accounted for 17% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order without penalty. We have experienced cancellations and delays of orders in the past, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

     Additionally, there has been and will continue to be consolidations in the telecommunications industry. Following the announcement of a consolidation, some of our customers may experience disruptions in their business operations. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders or canceled orders. These consolidations increase the uncertainty of our revenue, which makes quarterly revenues difficult to predict and quarterly comparisons less meaningful.

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

     The communications industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete or unmarketable. Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. It is possible that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could result in a decline in our future product sales and the price of our common stock.

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

     The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Advanced Fibre Communications, Inc., Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., NMS Communications Corporation, Telco Systems, Inc., Tellabs, Inc., Verilink Corporation, Zhone Technologies, Inc. and other small independent systems integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

The operations of acquisitions may prove difficult to integrate into our own, and we may not achieve the anticipated benefits of the acquisition.

     We recently completed the acquisition of Paragon Networks International Inc. The Paragon acquisition is the largest acquisition we have completed, and the complex process of integrating Paragon with our operations required significant resources. We will also face ongoing business challenges that principally include the geographic dispersion of our operations and generating market demand for an expanded product line. Failure to achieve the anticipated benefit of an acquisition or to successfully integrate the operations of an acquired company could harm our financial position and results of operations.

     We incurred and expect to continue to incur significant costs and commit significant management time integrating Paragon’s operations, technology, development programs, products, information systems, customers and personnel. We would expect to incur similar substantial costs with additional acquisitions for:

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing acquired liabilities;

•	integrating technology and products; and

•	other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and other fees.

Some of these costs will result in an increase in our operating expenses, which, if not offset by an increase in net revenue if and when we are able to successfully sell and market the acquired product lines, would decrease our operating profits and adversely affect our cash flows and operating results, which could result in a decline in the price of our common stock.

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

     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 30, 2004, we held a total of 13 issued U.S. patents and had approximately 14 pending U.S. patent applications. We have no U.S. trademark applications pending and have 14 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Because of the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

     We are in the process of expanding into international markets, and we anticipate increased sales from these markets. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	legal regulations & requirements in foreign countries;

•	potential political unrest;

•	foreign exchange exposure;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

     Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenue.

Failure to meet future capital needs would adversely affect our ability to fund our business operations and result in a decline in the price of our common stock.

     We require substantial working capital to fund our business. As of June 30, 2004, we had approximately $122.0 million in cash and marketable securities. We believe that our cash and marketable securities, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next 12 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, our ability to expand our client base and the growth of sales and marketing. If our capital requirements vary materially from those currently forecasted, we may need to obtain additional financing. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which would adversely affect our business and result in a decline in the price of our common stock.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

     As of June 30, 2004, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary and Corporate Development Officer, are married. As of June 30, 2004, Mr. Koenig and Ms. Pierce together beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of June 30, 2004, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim and related claims, against us in District Court, County of Adams, Colorado. The claim is based on an inventory-purchasing dispute and SMTC is seeking damages of $13.4 million. On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million. We currently are in the discovery phase of the litigation and have insufficient information to make an estimate of the outcome of this litigation. Therefore, no provision for any potential liability that may result has been made in the consolidated financial statements. We intend to vigorously defend this lawsuit and have a trial date scheduled for November 15, 2004.

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

     No matters were submitted to a vote of security holders during the first quarter of 2004.

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

     On April 20, 2004, we filed a Current Report on 8-K under Item 12 to furnish our press release reporting our financial results for the quarter ended March 31, 2004.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ACCESS CORPORATION (Registrant)
	By:	/s/ Timothy R. Anderson
August 12, 2004		Timothy R. Anderson
Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.