Form 10-Q
period 2004-09-30
CARRIER ACCESS CORP
filed 2004-11-12
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 8, 2004 was 34,248,449 shares.

CARRIER ACCESS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$86,096	$17,207
Marketable securities available for sale	33,885	19,335
Accounts receivable, net of allowance for doubtful accounts of $164 and $871, respectfully	15,148	18,333
Inventory, net	29,865	26,135
Prepaid expenses and other	3,992	4,708

Total current assets	168,986	85,718
Property and equipment, net of accumulated depreciation and amortization of $17,960 and $15,538, respectfully	6,118	7,012
Goodwill	6,748	6,748
Intangibles, net of accumulated amortization of $1,270 and $262, respectfully	6,722	7,692
Other assets	217	372

Total assets	$188,791	$107,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,721	$12,862
Accrued compensation payable	2,437	2,905
Deferred rent	873	912
Accrued expenses and other current liabilities	1,418	1,469

Total liabilities	16,449	18,148
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 34,166 shares issued and outstanding at September 30, 2004, and 26,588 shares issued and outstanding at December 31, 2003	34	27
Additional paid-in capital	187,081	106,571
Deferred compensation	—	(12)
Accumulated deficit	(14,753)	(17,185)
Accumulated other comprehensive income	(20)	(7)

Total stockholders’ equity	172,342	89,394

Total liabilities and stockholders’ equity	$188,791	$107,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue, net of allowances for sales returns	$21,561	$15,927	$80,952	$39,286
Cost of sales	13,024	9,169	45,530	22,010

Gross profit	8,537	6,758	35,422	17,276

Operating expenses:
Research and development	5,230	2,525	13,892	7,638
Sales and marketing	3,703	2,763	12,320	8,183
General and administrative	1,772	1,277	5,388	3,842
Bad debt recoveries	(165)	(423)	(446)	(2,981)
Settlement expenses	2,138	—	2,138	—
Intangible asset amortization	307	—	962	—

Total operating expenses	12,985	6,142	34,254	16,682

Income (loss) from operations	(4,448)	616	1,168	594
Interest and other income, net	621	86	1,331	258

Income (loss) before income taxes	(3,827)	702	2,499	852
Income tax expense (benefit)	—	—	67	(89)

Net income (loss)	($3,827)	$702	$2,432	$941

Income per share:
Basic and Diluted	($0.11)	$0.03	$0.07	$0.04
Weighted average common shares:
Basic	34,054	24,807	32,430	24,787
Diluted	34,054	25,952	34,400	25,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands)

				Deferred		Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-in	Option	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
BALANCES AT JANUARY 1, 2004	26,588	$27	$106,571	$(12)	$(17,185)	$(7)	$89,394
Exercise of stock options	753	—	2,145	—	—	—	2,145
Sale of common stock in public offering, net of offering costs of $5,228	6,825	7	78,372	—	—	—	78,379
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of deferred stock compensation	—	—	(7)	7	—	—	—
Comprehensive income:
Net change in unrealized gain (loss) on investments						(13)	(13)
Net income					2,432		2,432

Total comprehensive income							2,419

BALANCES AT SEPTEMBER 30, 2004	34,166	$34	$187,081	$—	$(14,753)	$(20)	$172,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,432	$941
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,393	2,951
Recoveries of doubtful accounts, net	(446)	(2,981)
Recoveries of inventory obsolescence	(209)	(212)
Gain on sale of property	(143)	—
Stock-based compensation	5	70
Changes in operating assets and liabilities:
Accounts receivable	3,631	(1,085)
Income taxes receivable	—	6,906
Inventory	(3,521)	652
Prepaid expenses and other	871	(948)
Accounts payable and accrued expenses	(1,699)	(324)

Net cash provided by operating activities	4,314	5,970

Cash flows from investing activities:
Purchases of property and equipment	(1,794)	(555)
Proceeds from sale of property	408	—
Purchases of marketable securities	(38,961)	(14,208)
Sales and maturities of marketable securities available for sale	24,398	8,008

Net cash used by investing activities	(15,949)	(6,755)

Cash flows from financing activities:
Proceeds from stock offering	78,379	—
Proceeds from exercise of stock options	2,145	51

Net cash provided by financing activities	80,524	51

Net increase in cash and cash equivalents	68,889	734
Cash and cash equivalents at beginning of period	17,207	14,900

Cash and cash equivalents at end of period	$86,096	$14,166

Supplemental cash flow disclosures:
Income tax refunds	$—	$6,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

     a. Business and Basis of Presentation. Carrier Access Corporation (the “Company”) is a provider of broadband digital access equipment to communications service providers, including incumbent local exchange carriers (“ILECs”), wireless service providers, competitive local exchange carriers (“CLECs”), interexchange carriers (“IXCs”), independent operating companies (“IOCs”), internet service providers (“ISPs”) and wireless service providers, which is used for the provisioning of enhanced voice and high-speed Internet services by service providers to end-users such as small and medium-sized businesses and government and educational institutions. The Company sells its products through distributors and directly to end-user customers. The Company operates in one business segment and substantially all of its sales and operations are domestic.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year or any fiscal quarter. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     b. Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects basic EPS adjusted for the potential dilution, computed using the treasury stock method, which could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. For the three months ended September 30, 2004, all potentially dilutive securities are considered antidilutive due to the Company’s net loss and are therefore excluded from the computation of diluted earnings per share.

     A reconciliation of the weighted average shares used in computing basic and diluted earnings per share amounts is presented below. There were no adjustments to net income in order to determine diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Weighted-average shares
Average shares outstanding-basic	34,054	24,807	32,430	24,787
Shares assumed issued through exercises of stock options	—	1,145	1,970	832

Average shares outstanding-diluted	34,054	25,952	34,400	25,619

Number of shares excluded from computation because their effect is anti-dilutive	1,165	1,070	687	1,900

     c. Stock-Based Compensation. The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$(3,827)	$702	$2,432	$941
Add back: Stock-based compensation expense, as reported	—	9	5	70
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(1,797)	(364)	(4,816)	(1,236)

Net income (loss), as adjusted	$(5,624)	$347	$(2,379)	$(225)

Income (loss) per share-basic and diluted, as reported	$(0.11)	$0.03	$0.07	$0.04
Income (loss) per share-basic and diluted, as adjusted	$(0.17)	$0.01	$(0.07)	$(0.01)
Per share weighted average fair value of options granted during period	$7.43	$3.12	$10.38	$1.04

     The weighted average fair values of options granted during the three and nine months ended September 30, 2004 and 2003 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Volatility	110%	297%	110%	309%
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.4%	3.0%	3.1%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

     d. Exit and Disposal Activities. In December 2002, the Company completed a restructuring plan designed to reduce its expenses in accordance with anticipated reductions in revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. The Company paid $400,000 of this charge in the fourth quarter of 2002 and $1.1 million during 2003. During the first three quarters of 2004, the Company paid an additional $405,000 in connection with the restructuring plan. The remaining cash disbursements related to the restructuring plan are anticipated to be paid by the end of 2005. The Company has revised certain assumptions during the first nine months of 2004, relating to its ability to sublease one of its abandoned properties. The assumption change resulted in an increase in the restructuring reserve of $92,000.

Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2004 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance
2002	$—	$1,986	$(400)	$1,586
2003	$1,586	$—	$(1,050)	$536
2004	$536	$92	$(405)	$223

Note 2. Inventory

     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$30,971	$26,927
Finished goods	4,487	5,009

	35,458	31,936
Reserve for obsolescence	(5,593)	(5,801)

Total inventory, net	$29,865	$26,135

Note 3. Commitments and Contingencies

     On August 16, 2002, SMTC Manufacturing Corporation of Colorado (“SMTC”) filed a breach of contract claim and related claims against the Company in District Court, County of Adams, Colorado. The claim was based on an inventory-purchasing dispute and SMTC sought damages of $13.4 million. On October 17, 2002, the Company filed a breach of contract counterclaim and other related counterclaims in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, the Company amended its counterclaim to seek damages of $27.0 million. The Company settled the SMTC lawsuit in September 2004 and as a result recorded a charge for the quarter ending September 30, 2004, in the amount of $2.1 million to reflect the settlement amount and legal expenses associated with the settlement.

Note 4. Subsequent Events

On October 13, 2004, the Company purchased its 5395 Pearl Parkway headquarters in Boulder Colorado for approximately $7.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, our expectations regarding selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, our tax liability, operating costs and expenses, and our capital expenditures. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 2 of this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Quarterly Report on Form 10-Q.

Overview

     We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications service providers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company which had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and Axxius products in June 2002. In November 2003 we acquired the MASTERSeries and Broadway product lines through our acquisition of Paragon Networks International, Inc. (“Paragon”), a provider of wireless transport products to mobile wireless operators worldwide. In September 2004 we introduced the Adit 3000 product line.

     In November 2003, we completed the acquisition of Paragon. In exchange for all of the outstanding shares of Paragon capital stock, we issued 1,334,521 shares of our common stock and distributed $411,407 in cash to the Paragon stockholders. During the first quarter of 2004, we began the integration of some of the operations of Paragon. By the end of the third quarter, we completed our scheduled integration of customer service and manufacturing of Paragon products into our Colorado operations.

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

     We now sell our product portfolio into multiple markets, including wireless service providers and incumbent wireline carriers. In 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless service providers compared to 16%, 11% and 48%, respectively, for the third quarter of 2004. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in the wireless markets for a significant portion of our revenue. Cingular Wireless, LLC, a wireless service provider, directly and indirectly through our original equipment manufacturer, or OEM, channel, accounted for over 20% of our net revenue for the quarter ended September 30, 2004.

     When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we initiated a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. Our objective has been to focus on cost controls while continuing to invest in advancing our product line in wireless and enterprise broadband access. We believe this will position us to take advantage of sales opportunities as economic conditions improve and demand recovers. However, we believe current economic conditions could continue to cause our customers and potential customers to defer and reduce capital spending.

     Historically, most of the sales of our products have been through a limited number of distributors. As a percentage of net revenue, one distributor, Walker & Associates, accounted for 16% in 2002, 11% in 2003, and 10% in the third quarter of 2004. Recently, however, an increasing proportion of our product sales have been made directly to OEMs. For the quarter ended September 30, 2004, one OEM, Ericsson, Inc., accounted for over 10% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.

     There has been and will continue to be consolidations in the telecommunications industry. Following the announcement of a consolidation, some of our customers may experience disruptions in their business operations. The effects of a consolidation involving any of our customers could result in postponed orders decreased orders or canceled orders. In the quarter ended September 30, 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. Our net revenue continues to be affected by consolidation within the communications industry, the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenue has been derived from a limited number of large orders. We believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them has caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Results of Operations

Net Revenue and Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Net revenue	$21,561	$15,927	$80,952	$39,286
Cost of goods sold	$13,024	$9,169	$45,530	$22,010

     Net revenue for the three months ended September 30, 2004 increased to $21.6 million from $15.9 million reported for the three months ended September 30, 2003. The increase in revenue was primarily due to sales of our MASTERSeries products as well as increased sales of our Broadmore products. Net revenue for the nine months ended September 30, 2004 increased to $81.0 million from $39.3 million reported for the nine months ended September 30, 2003. The increase in revenue was primarily due to increases in sales of our Axxius, Broadmore and MASTERSeries products. The increase in sales of these products was partially due to the deployment of these products by some wireless carriers to comply with FCC mandated E911 location services, the addition of new cell sites and expansion of cell site bandwidth capacity. We also saw sales increases in our Adit product line due to increased deployment of voice, data, and voice over IP, or VoIP, offerings by our wireline customers. As a result of our acquisition of Paragon, we started selling the MASTERSeries product in the fourth quarter of 2003. These increases were partially offset by decreases in sales of our Wide Bank and Navigator product lines. Our net revenue also improved due to improving economic conditions and the lessening of capital market constraints in the telecommunications sector.

     During the first nine months of 2004, approximately 49% of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs as well as increased sales to our direct customers. For the quarter ended September 30, 2004, Ericsson, Inc., an OEM, and Walker & Associates, a distributor, each accounted for over 10% of net revenue. We expect that the sale of our products will continue to be made to a small number of distributors and OEMs. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or OEMs could have a material adverse effect on our business.

     Cost of goods sold for the quarter ended September 30, 2004 was $13.0 million compared to $9.2 million in the quarter ended September 30, 2003. For the nine months ended September 30, 2004, cost of goods sold was $45.5 million compared to $22.0 million for the nine months ended September 30, 2003. The increases in cost of goods sold in 2004 were due to increased sales.

Gross Margins

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Gross profit	$8,537	$6,758	$35,422	$17,276
Gross margin	40%	42%	44%	44%

          Our gross profit for the three months ended September 30, 2004 increased to $8.5 million from $6.8 million for the three months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 increased to $35.4 million from $17.3 million for the nine months ended September 30, 2003. This increase was caused by the increased shipments of our products in 2004. Gross margin declined to 40% for the quarter ended September 30, 2004 as compared to the quarter and nine months ended September 30, 2003. Gross margins were negatively impacted by shifts in product mix to lower margin products in addition to decreases in selling prices of some products.

     We believe that gross margins could increase in for the three months ended December 31, 2004 if sales of our products increase and if we are able to reduce the cost of our products at a greater rate than anticipated price reductions, or if we are able to gain additional manufacturing efficiencies. Conversely, new product introductions could potentially harm gross margins until production volumes increase. However, we believe these new product introductions will position us to take advantage of the anticipated market demand for such products in 2005. We believe that average selling prices and gross margins for our products will decline as such products mature, as volume price discounts in distributor contracts and direct sales relationships take effect, and as competition intensifies, among other factors. The average selling prices for the Wide Bank products and Adit products have decreased in the past two years. These decreases were due to unfavorable general economic conditions and the introduction of competitive products. In addition, discounts to distributors vary among product lines and are based on volume shipments, each of which affects gross margins. Our gross margins may also fluctuate based on product mix and channel mix.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Research and development expenses	$5,230	$2,525	$13,892	$7,638
As a percentage of net revenue	24%	16%	17%	19%

     Research and development expenses for the three months ended September 30, 2004 increased to $5.2 million from $2.5 million for the three months ended September 30, 2003. Research and development expenses for the nine months ended September 30, 2004 increased to $13.9 million from $7.6 million for the nine months ended September 30, 2003. The increase for the nine month period ended September 30, 2004 was primarily related to an increase in personnel expense of $3.3 million and approximately $1.3 million of prototype expenses to support the development and release of our converged IP voice and data network solutions. We believe our investment in research and development will position us for additional fiscal year 2005 product delivery. Overall, we believe that research and development expenses may decrease in the three months ended December 31, 2004 as compared to the three months ended September 30, 2004, due to an expected reduction of costs associated with prototypes.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Sales and marketing expenses	$3,703	$2,763	$12,320	$8,183
General and administrative expenses	1,772	1,277	5,388	3,842
Bad debt recoveries	(165)	(423)	(446)	(2,981)
Settlement expenses	2,138		2,138
Intangible asset amortization	307	—	962	—

Total selling, general and administrative expenses	$7,755	$3,617	$20,360	$9,044
Total selling, general and administrative expenses as a percentage of net revenue	36%	23%	25%	23%

     Selling, general and administrative expenses for the three months ended September 30, 2004 increased to $7.8 million from $3.6 million for the three months ended September 30, 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $20.4 million from $9.0 million for the nine months ended September 30, 2003. Going forward, we believe that expenses in this area will be reduced by approximately $200,000 quarterly due to the net cost savings obtained from purchasing the 5395 Pearl Parkway headquarters in Boulder Colorado.

     Sales and marketing expenses for the three months ended September 30, 2004 increased to $3.7 million from $2.8 million for the three months ended September 30, 2003. Sales and marketing expenses for the nine months ended September 30, 2004 increased to $12.3 million from $8.2 million for the nine months ended September 30, 2003. Sales and marketing expenses increased primarily as a result of a $3.4 million increase in personnel expense and commissions during the nine months ended September 30, 2004. Most of the increases in sales and marketing expenses were the result of the addition in sales and marketing personnel that occurred in November of 2003 with the acquisition of Paragon. We believe that the expenses in this area are strategic in developing new channels and new revenue in the wireless market. We anticipate that sales and marketing expenses could decrease in the three months ended December 31, 2004 as compared to the three months ended September 30, 2004.

     General and administrative expenses for the three months ended September 30, 2004 increased to $1.8 million from $1.3 million for the three months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2004 increased to $5.4 million from $3.8 million for the nine months ended September 30, 2003. The increase was primarily attributable to an increase in personnel cost of $650,000 related to the acquisition of Paragon and $307,000 of costs for activities associated with compliance with the Sarbanes Oxley Act. We recovered bad debt expense of $165,000 for the quarter ended September 30, 2004 and

$423,000 for the quarter ended September 30, 2003, as we continued to recover certain delinquent receivables from customers for which we had previously reserved. For the nine months ended September 30, 2004 we recovered bad debt of $446,000 compared to $3.0 million for the nine months ended September 30, 2003.

Settlement and the related legal expenses for the three months and nine months ended September 30, 2004 were $2.1 million. We settled the SMTC lawsuit in September 2004 and as a result recorded a charge for the quarter ending September 30, 2004, in the amount of $2.1 million to reflect the settlement amount and legal expenses associated with the settlement.

Interest and Other Income, Net

     Interest and other income, net for the quarter ended September 30, 2004 increased to $621,000 from $86,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 interest and other income, net increased to $1.3 million from $258,000. The increase was attributable to higher interest rates and interest earned on larger cash balances due to the proceeds from our January 2004 public stock offering, along with a gain on the sale of a company asset of $143,000. We believe that net interest and other income will decline for the three months ended December 31, 2004 as compared to the three months ended September 30, 2004 due to lower cash and investment balances due primarily to the purchase of our Boulder Colorado headquarters.

Income Taxes

     We recorded an income tax expense of approximately $52,000 in the first nine months of 2004, due to Canadian income taxes. We also recorded approximately $15,000 of estimated AMT, state, and local income taxes. As such, in 2004, we are expecting no additional income tax expense and an increase to the valuation allowance. The $89,000 benefit from income taxes in the first nine months of 2003 relates to refunds received in excess of previous estimates. However, our income tax provision has differed from the expense that would be expected using the federal statutory rate of 34% due to the fact that beginning in the second quarter of 2002, we recorded a valuation allowance against our net deferred tax asset. We have identified net operating loss carryforwards of $51.5 million and $59.0 million for federal and state purposes, respectively. We cannot conclude that realization of the resulting deferred tax assets is more likely than not. Therefore, we have recorded a full valuation allowance to offset the deferred tax assets. Future reductions in the valuation allowance, if any, will be recorded as a benefit to income tax expense, an increase to goodwill, or an increase to additional paid in capital. To the extent, the valuation allowance associated with the deferred tax assets acquired in the 2003 acquisition of Paragon is reversed, there will be an increase to the amount of acquired goodwill and no impact will be recorded on our current income tax expense. A portion of our net operating loss in 2002, 2003, and 2004 is attributable to the benefit for the exercise of non-qualified stock options. If we reverse the valuation allowance related to this benefit, it will be reflected as an increase to additional paid in capital and will have no impact upon our current income tax expense. The reversal of the valuation allowance associated with the deferred tax assets other than the items discussed above will be recorded as a deferred income tax benefit that is an offset to current income tax expense.

Liquidity and Capital Resources

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Working capital	$152,537	$67,570
Cash, cash equivalents and marketable securities	$119,981	$36,542
Total assets	$188,791	$107,542

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Net cash provided (used) by:
Operating activities	$4,314	$5,970
Investing activities	$(15,949)	$(6,755)
Financing activities	$80,524	$51

     At September 30, 2004, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $120.0 million. At September 30, 2004, our working capital was approximately $152.5 million. We have no significant capital spending or purchase commitments other than facilities leases and inventory purchases.

     Operating activities provided net cash of approximately $4.3 million for the nine months ended September 30, 2004, compared to $6.0 million for the nine months ended September 30, 2003. The decrease in cash provided by operating activities was primarily due to the payment of $2.1 million for the settlement amount and legal expenses associated with the settlement of the litigation with SMTC Manufacturing Corporation of Colorado during the third quarter of 2004, increases in inventory of $3.5 million, and decreases in accounts payable of $1.7 million. This was partially offset by decreases in our accounts receivable of $4.0 million and decreases of prepaids of $871,000.

     Cash used by investing activities for the nine months ended September 30, 2004 was $16.0 million compared to $6.8 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we had net purchases of $14.6 million of marketable securities compared to net purchases of $6.2 million for the nine months ended September 30, 2003. Our capital expenditures for the nine months ended September 30, 2004 were $1.8 million for equipment to support research, development, and manufacturing activities compared to $555,000 for the nine months ended September 30, 2003. We believe our current facilities are sufficient to meet our current operating requirements. We expect capital expenditures in the fourth quarter to increase over the third quarter due to the purchase of the Boulder, Colorado headquarters for approximately $7 million in October 2004.

     Net cash from financing activities provided $80.5 million for the nine months ended September 30, 2004, which was primarily due to $78.4 million in cash received from the January 2004 public offering as well as $2.1 million received from the exercise of stock options, compared to $51,000 received upon the exercise of stock options for the nine months ended September 30, 2003.

     Our net inventory levels increased approximately $3.8 million to $29.9 million at September 30, 2004 from $26.1 million at December 31, 2003. The increase was primarily the result of the inventory obtained to fulfill orders for our wireless service provider customers. We have placed non-cancelable purchase orders for $8.8 million of inventory from some of our vendors for delivery in 2004. These orders are generally placed up to four months in advance based on the lead-time of the inventory. We anticipate that inventory levels will decline in the three months ended December 31, 2004 as compared to the three months ended September 30, 2004 as we have decreased our purchasing relative to expected shipments of our current inventory.

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

     Valuation of Intangible Assets. We evaluate the potential impairment of goodwill and other intangible assets from our purchase business acquisitions annually or more often as circumstances change. In assessing whether the value of our goodwill and other intangibles has been impaired, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

     Deferred Income Taxes. We account for our deferred tax assets pursuant to SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, a deferred tax asset is recognized for temporary differences that will result in tax deductions in future years and for tax credit carryforwards. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The changes in deferred tax assets and liabilities for the period measure the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required under SFAS No. 109 to reduce deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. In the second quarter of 2002, we recorded a full valuation allowance against our deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. We have maintained our policy of providing a full valuation allowance against all future tax benefits produced by our operating results. We expect to continue to provide a full allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

As a result of declining sales of our products, we experienced large net losses and decreases in net revenue in 2001 and 2002, which caused a significant decline in the market price of our common stock. We experienced a decline in our third quarter 2004 revenue with a large net loss. We could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

     Our quarterly and annual operating results have fluctuated significantly in the past and may continue to vary significantly in the future. Although we were profitable on an annual basis from 1997 to 2000, we experienced net losses of $14.9 million and $52.7 million in 2001 and 2002, respectively. Our net revenue decreased from $148.1 million in 2000 to $100.7 million and $50.2 million in 2001 and 2002, respectively. In addition, our net revenue decreased from $31.0 million for the quarter ended June 30, 2004 to $21.6 million for the quarter ended September 30, 2004, and we experienced a loss of $3.8 million for the quarter ended September 30, 2004.

     We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:

•	the loss of, or significant reduction in purchases by, any of our large customers who directly and indirectly through our original equipment manufacturer, or OEM, channel;

•	reductions in capital spending for equipment by the telecommunications industry, a factor that resulted in a large decline in our product sales starting in 2000; and

•	costs related to acquisitions of technologies or businesses such as our acquisition of Paragon Networks International Inc.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

     A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. One distributor, Walker & Associates, accounted for 16% and 11% of our net revenue in 2002 and 2003, respectively. In the quarter ended September 30, 2004, Walker & Associates and Ericsson, Inc., an OEM customer, each accounted for over 10% of our revenue. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and deterioration in our operating results.

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

Some of our distributors and OEMs have stock rotation and price protection rights as well as delivery penalties which could cause a material decrease in the average selling prices and gross margins of our products, either of which would have an adverse effect on our operating results and financial condition.

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

     In addition, we provide certain distributors and OEMs with the right to liquidating damages in the event delivery date delays.

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

     Additionally, there has been and will continue to be consolidations in the telecommunications industry. Following the announcement of a consolidation, some of our customers may experience disruptions in their business operations. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. In the quarter ended September 30, 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. Such consolidations increase the uncertainty of our revenue, which makes quarterly revenues difficult to predict and quarterly comparisons less meaningful.

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

     Our sales cycle averages approximately four to 18 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or service provider’s budgetary constraints;

•	a distributor’s, OEM’s or service provider’s internal acceptance reviews;

•	a distributor’s, OEM’s or service providers staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a service provider’s product offerings;

•	the possibility of cancellation or delay of projects by distributors, OEMs or service providers; and

•	the possibility of a regulatory investigation of our distributors, OEMs or service providers.

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

     Many key parts and components are purchased from sole source suppliers for which alternative sources are not currently available. We currently purchase approximately 988 key components from suppliers for which there are currently no substitutes, and we purchase approximately 61 key components from single source suppliers. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If product orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. In addition, many companies utilize the same materials and supplies as we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of certain materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and maintaining close personal contact with each of our suppliers. However, delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, may occur in the future.

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

     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of September 30, 2004, we held a total of 14 issued U.S. patents and had approximately 11 pending U.S. patent applications. We have no U.S. trademark applications pending and have 14 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Because of the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

     We require substantial working capital to fund our business. As of September 30, 2004, we had approximately $120.0 million in cash and marketable securities. We believe that our cash and marketable securities, together with cash generated by operations, if any, will be sufficient to meet our capital requirements for at least the next 12 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, our ability to expand our client base and the growth of sales and marketing. If our capital requirements vary materially from those currently forecasted, we may need to obtain additional financing. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which would adversely affect our business and result in a decline in the price of our common stock.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

     While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective unless we remediate such material weakness before December 31, 2004. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

     While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. In this regard, our auditors have advised us that it is of critical importance that we diligently continue to complete our Section 404 work and to provide our results and assessments to our auditors on a timely basis so that our auditors can have available the staff necessary to complete their work and issue their attestation report by the required date. If we were not able to comply with the requirements of Section 404 in a timely manner our report would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2004.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

     As of September 30, 2004, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary and Corporate Development Officer, are married. As of September 30, 2004, Mr. Koenig and Ms. Pierce together beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or our cash flows of the due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 2004, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities. Interest rate risk is not significant to our investments.

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

     In connection with preparation for its Report on Financial Reporting Controls, during the 2004 third quarter we identified and initiated a number of measures to improve the effectiveness of its internal control over financial reporting. In general, these measures included improved documentation, improved system access controls, additional segregation of duties, and documented reviews and approvals of work performed or procedures executed. These improvements in controls were implemented to address identified control deficiencies and also to strengthen existing controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2002, SMTC Manufacturing Corporation of Colorado filed a breach of contract claim and related claims, against us in District Court, County of Adams, Colorado. The claim was based on an inventory-purchasing dispute and SMTC sought damages of $13.4 million. On October 17, 2002, we filed a breach of contract counterclaim, and other related counterclaims, in District Court, County of Adams, Colorado for $1.0 million. On December 5, 2002, we amended our counterclaim to seek damages of $27.0 million. Carrier Access settled the SMTC lawsuit in September 2004 and as a result recorded a charge $2.1 million for the quarter ending September 30, 2004 to reflect the settlement amount and legal expenses associated with the settlement

     We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material effect on our consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on May 26, 2004, the following matters were approved by the requisite vote:

     The following individuals were elected to serve on the Board of Directors until the next annual meeting of stockholders:

Nominee	For	Withheld
Roger L. Koenig	29,615,623	833,749
Nancy Pierce	29,666,746	782,626
John W. Barnett, Jr.	29,632,015	817,357
David R. Laube	29,632,635	816,737
Mark A. Floyd	29,631,835	817,537
Thomas A. Lamming	29,632,035	817,337

     The vote for the ratification of the appointment by the Board of Directors of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2004 was as follows:

For	Against	Abstain
30,271,879	171,725	5,768

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

10.1	Contract to Buy and Sell Real Estate (Commercial) between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Executed as of September 15, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ACCESS CORPORATION (Registrant)

	By:	/s/ Timothy R. Anderson

November 9, 2004		Timothy R. Anderson
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Contract to Buy and Sell Real Estate (Commercial) between Carrier Access Corporation and Cottonwood Land and Farms Ltd. Executed as of September 15, 2004.

31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.