Form 10-K
period 2004-12-31
CARRIER ACCESS CORP
filed 2005-03-22
CIK 1018074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(303)442-5455
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
         As of June 30, 2004 there were 33,978,226 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2004, the last business day of the second quarter of 2004) was $259,575,403. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
         On March 14, 2005, there were 34,648,427 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Certain sections of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CARRIER ACCESS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS
General
      Carrier Access designs, manufactures and sells converged access equipment to wireline and wireless carriers. Our products are used to upgrade capacity and provide enhanced services to wireline and wireless communications networks. Our products also enable our customers to offer enhanced voice and data services, delivered over multiple technologies, which historically have been offered onto separate networks, on a single converged network. We design our products to enable our customers to deploy new revenue-generating voice and data services, while lowering their capital expenditures and ongoing operating costs.
      We sell our products directly to wireline and wireless carriers and indirectly through a broad channel of global distributors and original equipment manufacturers, or OEMs that provide voice, data and converged communications infrastructure products. Our wireline and wireless customers include local and long distance carriers, wireless mobility carriers, cable operators, Internet carriers, and international communications providers.
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
Industry Overview
      The pervasive use of the Internet, the introduction of new bandwidth-intensive applications, and widespread adoption of numerous mobile communications devices capable of connecting to the Internet have fueled demand for media-rich Internet services, such as picture mail, music downloads, games, enhanced text messages, wireless web, and real-time video. Similarly, businesses are demanding new services customized to meet their personal communications needs, such as web conferencing, virtual private networks, or VPNs, which allow companies to extend their secure networks using the Internet, and voice over Internet protocol, (“VoIP”), which is the transmission of voice over the Internet. Broadband wireline and wireless Internet access is experiencing rapid growth as it becomes the primary means by which these services are enabled.
      The rapid increase in broadband subscriber growth, coupled with widespread adoption of new media-rich Internet services, is driving carrier investment in new broadband access technologies. Carriers continue to make significant investments to increase capacity at both the wireline portion of the network that links carriers and their end-user customers, which we refer to as the access portion of the network, and the wireless portion of the network that links cellular sites to the wired network, which we refer to as the wireless backhaul. In addition, carriers continue to focus capital expenditures on upgrading to IP-based technologies and delivering broader geographic coverage. With constrained capital expenditure budgets, communications carriers are implementing scalable and cost-efficient networking technologies that are designed to leverage their existing networks.
      The growth of Internet-enabled mobile communications devices and applications are driving a rapid expansion of the global wireless communications infrastructure. In response to continued subscriber growth and increasing demand for media-rich wireless services, we believe broadband carriers will need to cost-effectively upgrade their networks to support these new service offerings to remain competitive. In addition, this expansion is being accelerated by federal regulation, such as FCC mandated Enhanced 911, or E911 rules which require public safety agencies to implement improved location detection of the wireless user.
      Disparate networks that comprise the Internet, including corporate intranets, cable systems, broadband and wireless networks, and voice and video networks, will increasingly converge into a unified network. The industry is seeing evidence of this in several areas such as the offering of telephone service by Internet providers and television service by phone carriers.
Our Approach
      We provide a broad platform of communications equipment, software, and services that enable wireless and wireline carriers to cost-effectively upgrade access capacity and implement converged IP voice and data services.
      Our wireless products allow wireless carriers to deliver greater bandwidth effectiveness on backhaul portions of the network, which is the portion that links cell sites to the wired switching center. Our products increase wireless network capacity at our customers’ cell sites and provide integrated management to operating expenses. The addition of new wireless data services has increased the need for more bandwidth expansion and data networking technologies to link cell sites to switching centers.
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
      Our products provide the following benefits to our customers:
      Revenue From Existing and Next-generation Data Services. Our equipment and software support multiple services. As a result, carriers using our products can offer a variety of revenue-generating services as customer needs evolve, without deploying dedicated equipment for each service. For example, our Adit products support the efficient delivery of data traffic with VoIP services, while supporting or converting existing customer telephone and data equipment. This is accomplished by deploying service cards that support multiple communications services and technologies within the Adit chassis, thus protecting both the carriers’ investment in access equipment and the end-user investment in enterprise communications equipment.
      Cost Effectiveness and Scalability. Our products are designed to enable our customers to cost-effectively add additional voice and data capacity as the demand for bandwidth and new services increases. Our products reduce unused bandwidth and lower carriers’ equipment upgrade and operating costs by allowing the easy installation of additional cards into an already installed product. These line cards are designed to provide a variety of new communications services without sacrificing existing infrastructure investments. In addition, our products are capable of performing a variety of communications networking functions in a single chassis. For example, our Axxius products integrate multiple services such as transport, routing, and service protection at the access point of wireless networks.
      Manageability and Flexibility. As voice and data network complexity increases, we believe carriers will require software and systems that provide end-to-end management of the communications services they offer to their customers. We develop and integrate software-based network management capabilities with our products that enable communications equipment carriers to more easily manage voice and data traffic and services within their networks. Our NetworkValet and newly introduced OMC Companion software can remotely manage and provision our products in addition to providing valuable reporting for specific analysis. This remote management and reporting capability reduces the overall cost of ownership by decreasing the need for on-site configuration, maintenance, and diagnostics.
Our Strategy
      Our objective is to become a leading provider of converged access products for wireless and wire line markets by providing next generation products that economically converge voice and data services delivery, while delivering carrier-grade service quality. These products enable our customers to cost-effectively deploy next-generation services while leveraging their existing infrastructure investments. Key elements of our strategy to achieve this objective include:
      Pursue High Growth Market Opportunities. We will continue to apply our diverse product portfolio and research and development expertise to engineer, manufacture, and support innovative products for strategic, high growth markets, such as wireless radio access networks and VoIP service offerings. At the beginning of 2001, we derived minimal revenue from our wireless products. At that time, we began dedicating separate significant resources to designing products serving the wireless market. We have successfully gained a position in this market, as evidenced by products deployed in the wireless market accounting for 58% of our total net revenue in 2004.
      Continue to Pursue and Leverage Global Strategic Relationships. We intend to maintain and expand our existing relationships and pursue new strategic relationship opportunities with leading global communications equipment vendors. We currently have OEM and strategic relationships with companies such as Alcatel, Nortel, and Ericsson. Several of these customers integrate our products with their own product offerings to provide a comprehensive offering to their carrier, residential, enterprise, or commercial customers. These relationships are important to us because they allow us to combine product synergies for a more complete product portfolio. In addition, these relationships allow us to leverage our sales force with the domestic and international sales and marketing personnel of our strategic partners and provide complete product offerings to our joint customers.
      Leverage our Technology and Customer Base to Expand our Product Portfolio. The demand for media-rich voice and data services is a key driver of our carrier customers’ growth. We intend to assure that our product portfolio and architectures continue to offer the performance and flexibility needed for the economical introduction of new services. Our expertise in a broad range of technologies, such as VoIP, data transport and routing, and management software provides us with a technology platform from which we can develop or enhance our products to address new markets and applications. For example, we leveraged our relationship with one supplier to introduce new service cards for the Adit and Axxius platforms that provided access cost savings in both wireless and wireline applications within their networks.
      Pursue Acquisitions. In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge, and global customer base. Since 1998, we have completed three acquisitions, including our acquisition of Paragon Networks International in November of 2003. These acquisitions have and will extend our ability to provide additional and enhanced products that enable us to gain market share in wireless markets and other markets and provide the delivery of converged voice and data services. We intend to pursue additional acquisitions in the future.
      The ability to achieve our objective to become a leading provider of converged access products is subject to many challenges and uncertainties. In particular, our industry is highly competitive and there are many companies providing competitive products in the same market in which we sell our products. See “Business — Competition.”
Principal Products
      Since our founding in 1992, we have continually broadened our product line, through internal development and acquisitions, to serve the needs of customers in high-growth communications markets. Currently, our products support traditional telecommunications technologies as well as emerging technologies such as VoIP and fiber-based access, which is referred to as a passive optical network, or PON. Our current product portfolio features eight platforms that reside in a variety of locations, including the carriers’ central office, cell site and wireless hub locations, and the end-users’ business premises. Our products meet the highest appropriate quality standards, and all our products comply with ISO 9001:2000, which is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products.

	Wireless and	Converged Business
Platform	Satellite Equipment	Access Equipment

Axxius	●
Adit	●	●
Wide Bank	●	●
Access Navigator	●	●
Broadmore	●
Exxtenz		●
MASTERseries	●
BROADway	●
      Wireless and Satellite Products. We provide equipment to wireless carriers for use in transporting and managing voice and data traffic between cell sites and their regional switching offices. This is sometimes termed the backhaul portion of the network. In addition, wireless infrastructure equipment providers have integrated our Adit, Axxius, MASTERseries and BROADway products as an important component to their system solution. Our products are used to terminate the wireline service at both the cell site location and at the wireless carrier’s switching center. Our scalable products enable wireless carriers to cost-effectively offer new revenue-generating voice and data services, optimize wireless backhaul capacity, and lower network operating costs. We also provide equipment that is used by wireless carriers in their provisioning of FCC mandated E911 services. Our Broadmore product is used by the Department of Defense and other government agencies to improve their optical communications with security features such as encryption and secure management and identification.
      Converged Business Access. We provide products that integrate multiple voice and data access services that are both easy to install and easy to manage, while delivering the quality of service that end-users demand. Our products support the connection of customer voice and data equipment such as telephones, enterprise telephone networks, local area networks, video conferencing equipment, and installed data equipment to wide area network services. We also provide products that transmit voice communications over the Internet. Our VoIP products can be used to connect customers to a single network infrastructure for the transmission of data, voice, and video traffic as part of an IP communications service that fully integrates voice and data. These converged IP communications services provide new multimedia communications capabilities to end-users, while offering lower capital and operating costs for carriers. Our Exxtenz product enables service providers to utilize PON technology to deliver new or enhanced services such as wire-speed Ethernet, voice, T1, and video services to businesses. Our Fiber Access products deliver these services in a cost-efficient manner by supporting up to 32 customer-building connections from a single strand of fiber.
Product Details

Adit 3000 Platform — integrated delivery terminal for voice and data services
      The Adit 3000 product line consists of high-bandwidth multi-service routers and VoIP business gateways used in hosted business VoIP services offered by carriers. The Adit 3104 IP Business Gateway incorporates VoIP capabilities with a high-performance router. It supports a single T1 or Fast Ethernet WAN port, four-port Ethernet switch, firewalls, intrusion detection, IPSec VPN with encryption and terminates up to 24 lines of analog voice lines of VoIP. The Adit 3104 creates a secure partition between external public network access, while enabling remote users to securely connect to their businesses.

      The Adit 3402 High-bandwidth, Multi-service Router offers full Fast Ethernet throughput with security, firewalls, intrusion detection, NAT, one to four T1 for WAN interfaces and supports up to 24 lines of voice service delivery. The scalability of the Adit 3402 makes it an ideal device for Small-to Medium-sized Business (SMB) locations with expanding throughput needs.

Adit 600 Platform — integrated delivery terminal for voice and data services
      The Adit 600 Multi-service Delivery Terminal helps wireline and wireless carriers to offer revenue-generating voice and data services. It provides converged voice, data, and Internet access in a scalable, modular platform. The Adit 600 delivers carrier-quality broadband voice and data services for a wide range of applications, while allowing carriers to lower their infrastructure hardware costs by replacing and consolidating traditional network access equipment.

Adit 600 Customer Media Gateway — VoIP media gateway service card
      The Customer Media Gateway, or CMG, service card expands the Adit 600 platform’s capabilities beyond traditional communications applications to enable the transmission of media-rich applications over the Internet.
      The Adit 600 CMG enables gradual and seamless migration of voice and data services from traditional communication services to delivery over the Internet, while preserving existing equipment investments. The platform offers carriers and small- to medium-sized businesses a carrier-quality, cost-effective product that enables the integration of IP and traditional TDM voice services. In addition, the Adit 600 CMG is interoperable with all leading soft switch vendors, maintaining superior flexibility in the emerging VoIP market.

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

Wide Bank 28 Platform — M13 multiplexer
      The Wide Bank platform was engineered to significantly reduce size and power requirements for terminating communications circuits. Its design can handle multiple levels of electronics redundancy to assure service availability and management. The Wide Bank is used by both wireless and wireline service providers for a variety of DS3 high bandwidth communications applications.

MASTERseries — access integration platform for wireless aggregation and consolidation.
      The MASTERseries, which is typically located at a cell site, optimizes wireless backhaul traffic for analog and digital base stations, E911 location devices and data devices in a single, highly reliable platform. The MASTERseries provides bandwidth capacities from four to 32 T1/ E1 circuits.

BROADway — access integration platform for wireless aggregation and consolidation
      The BROADway product allows wireless carriers to connect their cell sites and mobile switch centers. The BROADway is used primarily at wireless hub locations to optimize backhaul, provide remote access and management of equipment, monitor T1 line performance, and enable carriers to add bandwidth and new revenue-generating services. The BROADway provides bandwidth capacities from T-1/ E-1 to OC-3 circuits.
Sales, Marketing and Customer Support
      Our sales model consists of indirect sales to distributors and OEMs and direct sales to end-users who are wireline and wireless carriers. Our sales force works with distributors and OEMs to identify potential customers and provide pre- and post-sales support to our carrier customers and other end-users. For the year ended December 31, 2004, sales to distributors and OEMs accounted for 48% of our net revenue and direct sales to end-users accounted for 52% of our net revenue. For the year ended December 31, 2004, direct sales to two customers each accounted for over 10% of our revenue: Ericsson accounted for 19% and TMobile accounted for 10%. For the year ended December 31, 2003, sales to distributors and OEMs accounted for 40% of our net revenue and direct sales to end-users accounted for 60% of our net revenue. For the year ended December 31, 2003, direct sales to four customers each accounted for over 10% of our revenue: TMobile accounted for 17%, XO Communications accounted for 12%, Walker and Associates accounted for 11%, and Nortel accounted for 11%. We typically ship products soon after receipt of the customers’ orders and, accordingly, our backlog has typically not been significant.
      Sales to Distributors and OEMs. Our distributors and OEMs are responsible for fulfilling product orders, warehousing product, and integrating products into their product offering. We establish relationships with distributors and OEMs through written agreements that provide prices, discounts and other material terms and conditions under which the distributor or OEM is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the distributors or OEMs, do not prevent the distributors or OEMs from carrying competing product lines, and do not require the distributors to sell any particular dollar amount of our products. We typically sell to our distributors and OEMs on credit.
      Sales Directly to End-Users. A significant portion of the sales of our products is made through direct sales to end-users. As a result, our continued success depends on building and maintaining good relations with our direct customers. We typically sell to these customers on credit.
      Sales Force. Our sales force covers primarily the continental U.S., Latin America and Asia. It includes sales and sales engineering and is responsible for product configuration, evaluation, installation and telephone presales and installation support activities. Our sales engineering strategy focuses on assisting carriers and end-users in rapidly integrating our products into their networks. The sales engineering support group identifies carriers and end-user leads and based on initial presentations, provides evaluation units for trial in wireless and wireline carrier and end-user networks. After successful trial and approval, the carrier or end-user is provided with product installation and maintenance training. Initially, our sales engineering support group is involved in educating carriers and end-users about the functionality and benefits that may be derived from using our products. Subsequently, members of both our sales engineering and research and development organizations are involved in providing the carrier or end-user with the required training and technical support to integrate our products into a new application or service.
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
      Customer Service and Support. Based on customer support calls, ongoing customer support is critical to maintaining and enhancing relationships with carriers, end-users and distributors. The carrier and end-user support group has five functions: new product development that provides for product ideas and enhancements based on customer requirements through the pre- and post-sales support effort; inbound technical support which focuses on pre- and post-sales calls made to us by our customers; outbound application support and response to proposed quotation requests; training, including installation and application development training for customers, sales engineers, and employees; and reporting and analysis based on the automated trouble ticket and returned material systems.
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
      Our principal competitors for our products include Adtran, Inc., Audiocodes, Telco Systems, Inc., Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Natural Microsystems, Tellabs, Inc., Verilink Corporation, Zhone Technologies, Inc. and other private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisitions, thereby intensifying competition.
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
      We spend significant engineering resources producing customized software and hardware to assure consistent high product quality. We test every product both during and after the assembly process using internally developed automated product assurance testing procedures. These procedures consist of automated board and automated system testing as well as environmental testing. Although we generally use standard parts and components for our products, many key components are purchased from sole or single source vendors for which alternative sources are not currently available. In the past we have experienced supply problems and we may experience supply problems in the future from any of our contract manufacturers or vendors.

Research and Product Development
      We focus our development efforts on providing enhanced functionality to our existing products, including total network offerings and performance and the development of additional software-based features and functionality. We obtain extensive product development input from our customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing next-generation wireline and wireless broadband access products and completing new products. Our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $23.7 million in 2002, $11.0 million in 2003 and $18.2 million for the year ended December 31, 2004. We perform our research and product development activities at our offices in Boulder, Colorado, Tulsa, Oklahoma, Roanoke, Virginia and Brookfield, Connecticut. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.
Intellectual Property
      As of December 31, 2004, we held a total of 16 issued U.S. patents and had approximately 8 pending U.S. patent applications. We have 1 U.S. trademark application pending and have 15 registered trademarks. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If any such claims asserting that our products infringe on proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.
      We rely upon a combination of patent, copyright, trademark and trade secret laws both common and statutory as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We have also entered into employee protection and confidentiality agreements with our employees and consultants, and we enter into non-disclosure agreements with our customers, partners, suppliers and distributors so as to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. and thus make the possibility of misappropriation of our technology and products more likely. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations.
Employees
      As of December 31, 2004, we employed 261 full-time employees. No employees are covered by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relationships with our employees are good.
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

RISK FACTORS
      Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained and incorporated in this Annual Report on Form 10-K, before you decide to invest in our common stock. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.

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
      Although our revenues increased from $62.6 million in 2003 to $101.4 million in 2004, our quarterly results in 2004 did fluctuate and we cannot be certain that our annual and quarterly revenue will not fluctuate in the future.
      We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:

•	The loss of, or significant reduction in purchases by, any of our large customers, two of whom were each responsible for more than 10% of our net revenue in the year ended December 31, 2004;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry, a factor that resulted in a large decline in our product sales starting in 2000;

•	Costs related to acquisitions of technologies or businesses;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.

Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and original equipment manufacturers, which could adversely affect our revenues, gross margins and income.
      Our revenues and gross margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry such as the mergers of Cingular and AT&T Wireless, and the recently announced mergers of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the third and fourth quarter of 2004 and could result in decreases in revenues and earnings in future periods.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.
      A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 16%, 11% and 6% of our net revenue in 2002, 2003 and 2004, respectively. In addition, one OEM customer accounted for over 10% of our net revenue in the year ended December 31, 2004. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and deterioration in our operating results.
      In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.2 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, we cannot assure you that any future bad debts that we incur will not exceed our reserves. Furthermore, we cannot assure you that the financial instability of one or more of our distributors will not result in decreased net revenue for us and deterioration in our operating results. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors in the future could harm our business by, among other things, reducing the demand for our products and creating conflicts with other distributors and our direct sales efforts.

Some of our distributors and OEMs have stock rotation, limited return, on time delivery and price protection rights which could cause a material decrease in the average selling prices and gross margins of our products, either of which would have an adverse effect on our operating results and financial condition.
      We generally provide our distributors and OEMs with limited stock rotation, on time delivery, return rights and price protection rights. Three times a year, some of these customers can return up to 15% of our unsold products to us in return for an equal dollar amount of new products. The returned products must have been held in stock by such distributor or OEM and have been purchased within the four-month period prior to the return date. We cannot be certain that we will not experience significant returns of our products, or ensure that our shipment in the future will be on time, or that we will make adequate allowances to offset these returns and late deliveries.

      We also provide certain distributors and OEMs with price protection rights in which we provide some of these customers with 60-days notice of price increases. Orders we receive from distributors or OEMs within the 60-day period are filled at the lower product price. In the event of a price decrease, we may be required to credit distributors and OEMs the difference in price for any stock they have in their inventory. In addition, we grant certain of our distributors and OEMs “most favored customer” terms, pursuant to which we have agreed not to knowingly grant another distributor or OEM the right to resell the same products on terms more favorable than those granted to the existing distributor or OEM, without offering the more favorable terms to the existing distributor or OEM. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross margins of our products, which could in turn have a material adverse effect on distributor or OEM inventories, our business, financial condition, or results of operations.

We do not have exclusive agreements with our distributors, who sell other broadband communications equipment that competes with our products. As a result, our distributors may not recommend or continue to use and offer our products or devote sufficient resources to market and support our products, which could result in a reduction in sales of our products.
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
      Most of our existing distributors also distribute the products of our competitors. Our distributors may not recommend or continue to use and offer our products, or our distributors may recommend competitive products in place of our products and not devote sufficient resources to market and provide the necessary customer support for our products. In addition, it is possible that our distributors will give a higher priority to the marketing and customer support of competitive products or alternative solutions.
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
      A significant portion of our net revenue has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the year ended December 31, 2004, we sold directly to Voicestream/ T-Mobile who accounted for over 10% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

If our direct customers do not successfully operate their own businesses, their capital expenditures could be limited, which could result in a delay in payment for, or a decline in the purchase of, our products, which could result in a decrease in our net revenue and a deterioration of our operating results.
      In the past, some of our direct customers have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002, one of our direct customers filed for bankruptcy protection, and, as a result, we incurred approximately $1.1 million in bad debt. Another direct customer, which accounted for 13.5% of our net revenues in 2002, has experienced financial difficulty and restructured its operations, and it may not be in a position in the future to continue its historic purchase levels. We cannot be certain that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to adversely affect future sales of our products or our ability to collect on accounts receivable for current sales of our products.
      In addition, we sell a moderate volume of products to competitive carriers. The competitive carrier market is experiencing consolidation. Many of our competitive carrier customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. Currently, one of our large customers must rely on funding from its parent to fund operating losses and meet its working capital, capital expenditure, debt service and other obligations.
      Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, if one or more of these competitive carriers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as a corresponding decrease in customer base and future revenue. Furthermore, a significant portion of our sales to competitive carriers is made through independent distributors. The failure of one or more competitive carriers could cause a distributor to experience business failure and/or default on payments to us.

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
      Our sales cycle averages approximately four to 18 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or carrier’s budgetary constraints including the timing;

•	consolidation and merger discussions between wireless and wireline carriers;

•	outsourcing of inventory management by a distributor or OEM customer;

•	a distributor’s, OEM’s or carrier’s internal acceptance reviews;

•	a distributor’s, OEM’s or carriers staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a carrier’s product offerings;

•	the possibility of cancellation or delay of projects by distributors, OEMs or carriers; and

•	the possibility of a regulatory investigation of our distributors, OEMs or carriers.
      In addition, as carriers have matured and grown larger both through internal growth and acquisitions, their purchase processes have typically become more institutionalized, requiring more of our time and effort to gain the initial acceptance and final adoption of our products by these customers. Although we attempt to develop our products with the goal of facilitating the time to market of our customer’s products, the timing of the commercialization of a new distributor or carrier applications or services based on our products is primarily dependent on the success and timing of a customer’s own internal deployment program. Delays in purchases of our products can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for our products. A delay in, or a cancellation of, the sale of our products could cause our results of operations to vary significantly from quarter to quarter.
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

Communications carriers face capital constraints which have restricted and may continue to restrict their ability to buy our products, thereby resulting in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition.
      Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has slightly improved, there is still oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers with numerous customers substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted the sale of our products and our operating results most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2001, 2002, and 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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
      We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for our Wide Bank products and Adit products has decreased substantially in the past two years. These decreases were due to general economic conditions and the introduction of competitive products with lowers prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross margins would decline and such decline could adversely affect our operating results and the price of our common stock.

To develop new products or enhancements to our existing products, we will need to continue to invest in research and development, which could adversely affect our financial condition and operating results, especially if we need to increase the amount of our investment to successfully respond to developing industry standards.
      As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses increased 65% to $18.2 million in 2004 from $11.0 million in 2003. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our market share and product sales could be adversely affected, resulting in a decline in our net revenue and deterioration of our operating results.
      The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Audiocodes, Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Natural Microsystems, Telco Systems, Inc., Tellabs, Inc., Verilink Corporation, Zhone Technologies, Inc. and other small independent systems integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.
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
      Competitive local exchange carriers, or CLECs, are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996, or the 1996 Act, that imposed new duties on ILECs to open their local telephone markets to competition. Although the FCC and federal district courts in various rulings in 2004 rejected efforts of several state regulators to subject certain VoIP services to intrastate telecommunications regulation, there are still uncertainties regarding other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.
      We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the FCC for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and it is possible that Congress will propose changes to the 1996 Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Our distributors or carrier customers may require that we modify our products to address actual or anticipated changes in the regulatory environment, or we may voluntarily decide to make such modifications. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our revenues, gross margins and income.

      Our inability to modify our products in a timely manner or address such regulatory changes could cause a reduction in demand for our products, a loss of existing customers or the failure to attract new customers, which would result in lower than expected net revenue and a decline in the price of our common stock.
Telecommunication industry carriers are currently experiencing a period of consolidation that may impact the timing of future capital expenditures, which could adversely affect the demand for our products.
      We are experiencing rapid consolidation in our customer base. During the past 12 months a number of large mergers in the telecommunications industry have been announced, including the following: Cingular Wireless and AT&T wireless, Sprint and Nextel, SBC and AT&T, and Alltel and Western Wireless. In addition, MCI has recently announced that they have received offers from Qwest and Verizon to be acquired. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. For instance, in the quarter ended September 30, 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.
We have limited supply sources for some key parts and components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these parts and components.
      Many key parts and components are purchased from sole source suppliers for which alternative sources are not currently available. We currently purchase 1,183 key components from suppliers for which there are currently no substitutes. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If product orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. In addition, many companies utilize the same materials and supplies as we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of certain materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and maintaining close personal contact with each of our suppliers. However, we have experienced delays in or failures of deliveries of key components in the past, either to us or to our contract manufacturers, and consequent delays in product deliveries, may occur in the future.
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
      Our distributors, OEMs and direct customers frequently require rapid delivery after placing an order. Our inability to obtain sufficient quantities of the components needed to fulfill such orders has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could have an adverse effect on sales and customer relationships, our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, it could take up to nine months or more for us to begin receiving adequate supplies from alternative suppliers. Furthermore, we may not be able to engage an alternative supplier who could be in a position to satisfy our production requirements on a timely basis, if at all. Delays in shipments by one of our suppliers have led to lost or delayed sales and sales opportunities in the past and may do so again in the future. For example, in the third quarter of 2004, we were not able to fulfill all of our open purchase orders of our Adit and BroadWay products due to unforecasted demand and a lack of availability of parts.
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
      We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, and reduced control over procurement of critical components, product quality delivery schedules, manufacturing yields, and costs. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of twelve months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our ability to successfully sell and market our products and could result in a decline in our net revenue and operating results. Moreover, since a significant portion of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility could also have an adverse effect on our net revenue and operating results.
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
Our customers are subject to numerous and changing regulations, interoperability requirements and industry standards. If the products they purchase from us do not meet these regulations or are not compatible with these standards or interoperate with the equipment solution selected by our customers, our ability to continue to sell our products could be seriously harmed.
      Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may also vary within specific foreign markets. We also need to ensure that our products are easily integrated with various telecommunications systems. Standards for new services continue to evolve, requiring us to continuously modify our products or develop new versions to meet new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. Our VoIP products currently interoperate with approximately 11 different product solutions and we are required to continually update our products based on our partners’ new releases of software for these products. If our systems fail to timely comply with evolving standards in U.S. and international markets, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, our ability to sell our products would be significantly impaired. We could thereby experience, among other things, customer contract penalties, delayed or lost customer orders and decreased revenues.
      We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE when we were first certified in the fourth quarter of 2001 and with Network Equipment Building Standards Level 3 since we were first certified in April 1998. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products. Telecordia, formerly known as Bellcore, developed the Osmine program, which is a process designed to ensure that all of the network equipment used by Regional Bell Operating Companies, or RBOCs, can be managed by the same software programs. NEBS, or Network Equipment Building Standards, are a set of performance, quality and safety requirements — which were developed internally at Bell Labs and later at Telecordia — for network switches. RBOCs and local exchange carriers rely on NEBS-compliant hardware for their central office telephone switching. We cannot assure that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.
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
      Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur, we may be subject to:

•	delays in or losses of market acceptance and sales;

•	penalties for network outages in our installed network base;

•	product returns;

•	diversion of development resources resulting in new product development delay;

•	injury to our reputation; or

•	increased service and warranty costs.
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
      We have spent and may continue to spend significant resources identifying businesses to be acquired by us. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with our future acquisitions.
If we have insufficient proprietary rights or if we fail to protect those rights we have, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts and could result in a decrease in our net revenue and the price of our common stock.
      We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of December 31, 2004, we held a total of 16 issued U.S. patents and had approximately 8 pending U.S. patent applications. We have one U.S. trademark application pending and have 15 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.
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
      In our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of our product patents, trademarks, or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenue we may have received from our customer.

Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.
      We are in the process of expanding into international markets, and we anticipate increased sales from these markets. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	legal regulations and requirements in foreign countries;

•	potential political unrest;

•	foreign exchange exposure;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.
      Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenue.
We are evaluating our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
      We are still performing the evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
      While we currently anticipate being able to satisfy the requirements of Section 404 within the time permitted by the Securities and Exchange Commission’s “Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1,” Release No. 34-50754 (November 2004), we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are not able to comply with the requirements of Section 404 within the time permitted by the Order, our management would be unable to assert that our internal control over financial reporting is effective as of December 31, 2004.
A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.
      As of March 1, 2005, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary, CFO and Corporate Development Officer, are married. As of March 1, 2005, Mr. Koenig and Ms. Pierce together beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	PROPERTIES
      We own our principal administrative, sales and marketing, research and development, and support facilities consisting of approximately 64,000 square feet of office space in Boulder, Colorado.
      We lease two other facilities in Boulder, Colorado. We lease approximately 39,000 square feet of manufacturing and warehouse space in a facility located outside of Boulder under a lease that expires on November 30, 2005. We have a lease for a warehouse of approximately 57,000 square feet in Boulder, Colorado, which expires on November 22, 2005. We vacated this space in February 2003 as part of our 2002 restructuring plan.
      In addition, we lease facilities in three other states: Connecticut, Oklahoma and Virginia. Leases that we acquired from Paragon of approximately 12,800 square feet in Brookfield, Connecticut, and approximately 10,100 square feet in Bethel, Connecticut, expired December 31, 2004. We signed a one-year extension on the Brookfield lease. Our space in Tulsa, Oklahoma, is used for research and development and consists of approximately 16,000 square feet of space with an expiration date of April 30, 2005. We are currently occupying approximately 14,000 square feet of this space. We are currently leasing 17,000 square feet of space in Roanoke, Virginia, with an expiration date of November 30, 2007. We are currently occupying approximately 7,000 square feet of this space and are seeking to sublease the remaining approximate 10,000 square feet. We also occupy approximately 2,000 square foot sales office in Ottawa, Canada, which lease expires on June 30, 2005.
      In October 2002, we closed a research and development facility in Camarillo, California. The Camarillo lease consisted of approximately 14,500 square feet and expires on August 31, 2005.
      All leased and owned space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS
      We are involved in disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material effect on our consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The names, ages and positions of all our executive officers as of March 1, 2005 are listed below, followed by a brief summary of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders and serve until their successors are appointed. There are no arrangements or understandings between any officer and any other person pursuant to which an officer was selected. Mr. Koenig and Ms. Pierce are married.

Name	Age	Position

Roger L. Koenig	50	President and Chief Executive Officer
Nancy Pierce	47	Chief Financial Officer
      Roger L. Koenig. Mr. Koenig has served as our President, Chief Executive Officer and Chairman of the Board since we were incorporated in September 1992. Prior to co-founding the Carrier Access, Mr. Koenig served as the President and Chief Executive Officer of Koenig Communications, Inc., an equipment systems integration and consulting firm, from 1987 to 1992. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.
      Nancy Pierce. Ms. Pierce has served as our Corporate Development Officer since April 2000 and has been a Director and Secretary since our incorporation in September 1992. Ms. Pierce previously served as our Corporate Controller, Chief Financial Officer, Vice President of Finance and Administration and Treasurer from September 1992 through April of 2000. In November of 2004, Ms. Pierce was named as our Chief Financial Officer. Prior to co-founding Carrier Access, Ms. Pierce served as the Controller of Koenig Communications, Inc., a systems integration and consulting firm and held positions at IBM Corporation and ROLM Corporation. Ms. Pierce earned a B.S. degree from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock.
      Our initial public offering was held on July 30, 1998 at a price of $12.00 per share. Our common stock is listed on the Nasdaq National Market under the symbol “CACS.” The table below sets forth the high and the low closing sales prices per share as reported on the Nasdaq National Market for the periods indicated.

	High	Low

Year Ended December 31, 2003:
First Quarter	$1.100	$0.470
Second Quarter	2.210	0.950
Third Quarter	5.040	2.170
Fourth Quarter	15.680	4.550
Year Ended December 31, 2004:
First Quarter	$16.780	$9.710
Second Quarter	13.790	8.930
Third Quarter	14.380	5.830
Fourth Quarter	10.760	7.620
Holders of Common Stock
      On March 14, 2005, the last reported sale price of our common stock as reported on the Nasdaq National Market was $6.75 per share. As of March 14, 2005, there were approximately 223 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
      We have never declared cash dividends on our common stock. We currently intend to retain any earnings in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data for the years ended December 31, 2000, 2001, 2002, 2003, and 2004 have been derived from our audited consolidated financial statements. The information set forth below should be read in connection with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included elsewhere in this Report on Form 10-K.
Consolidated Financial Highlights

	As of or for the Year Ended December 31,

	2000	2001	2002	2003	2004

		(In thousands, except per share data)
Revenue, net	$148,050	$100,706	$50,247	$62,556	$101,375
Gross profit	$81,281	$46,616	$17,102	$27,332	$42,774
Operating income (loss)	$23,269	$(27,051)	$(52,267)	$2,016	$(1,900)
Net income (loss)	$18,550	$(14,855)	$(52,655)	$2,458	$899
Income (loss) per share:
Basic	$0.76	$(0.60)	$(2.13)	$0.10	$0.03
Diluted	$0.74	$(0.60)	$(2.13)	$0.09	$0.03
Working capital	$99,851	$91,597	$56,324	$67,570	$145,308
Total assets	$154,999	$133,017	$76,437	$107,542	$187,166
Stockholders’ equity	$132,797	$118,593	$66,114	$89,394	$171,765

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
      This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, expectations regarding, customer revenue mix, sources of revenue, gross margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K.
Overview
      We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., or LNAS, and the Axxius products in June 2002. In November 2003 we acquired the MASTER Series and BROADway product lines through our acquisition of Paragon Networks International, Inc.
      During the late 1990s, a substantial number of carriers, including CLECs, invested heavily in network infrastructure and service delivery projects, which accelerated growth in the telecommunications equipment market. By 2000, when our annual net revenues reached $148.1 million, we relied on a limited number of CLECs for a significant portion of our net revenue. However, starting in late 2000, many of these CLECs encountered sharp declines in the amount of capital they had available to fund network infrastructure and service delivery projects. As a result, there was a significant decline in the demand for telecommunications equipment, including demand for our products.
      We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to 12%, 12% and 59%, respectively, in 2004. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the year ended December 31, 2004, direct sales to two customers each accounted for over 10% of our revenue: Ericsson accounted for 19% and TMobile accounted for 10%.
      When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for salary-related expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we have started to see over the past year. However, we believe current economic conditions may continue to cause our customers and potential customers to defer and reduce capital spending.
      Historically, most of the sales of our products have been through a limited number of distributors. Walker & Associates accounted for 16% in 2002, 11% in 2003 and 6% in 2004. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. For the year ended December 31, 2004, Ericsson, an OEM, accounted for 19% of net revenue, and we sold directly to a carrier, TMobile, who accounted for over 10% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.
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

Results of Operations

Years Ended December 31, 2002, 2003 and 2004

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Net Revenue	$50,247	$62,556	$101,375	$12,309	24%	$38,819	62%
Cost of Goods Sold	$33,145	$35,224	$58,601	$2,079	6%	$23,377	66%
      The increase in net revenue in 2004 was primarily due to increases in the number of units sold into the wireless market. We believe that the increase was due to the deployment of our Axxius, Adit, BroadWay and MasterSeries products to comply with FCC mandated E911 location services and to expand cell site bandwidth capacity for new data service offerings by wireless mobility carriers. Our net revenue also improved due to the continued economic recovery and lessening of capital market constraints in the telecommunications sector in 2004 compared to 2003.
      The increase in net revenue in 2003 was due to increases in the number of units sold into the wireless market. We believe that the increase in units sold in 2003 was partially due to the deployment by some wireless carriers of our Axxius, Adit and MasterSeries products to comply with FCC mandated E911 location services and expand cell site bandwidth capacity. The acquisition of Paragon in November 2003 contributed to the increase in wireless market revenue, primarily because of our MasterSeries product. Our net revenue also improved due to a slight economic recovery and the lessening of capital market constraints in the telecommunications sector in 2003.
      A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In 2002, 2003 and 2004, 23% of our net revenue was derived from 14, 16, and 23 orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was and continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors, OEMs and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Gross Profit	$17,102	$27,332	$42,774	$10,230	60%	$15,442	56%
Gross Margin	34%	44%	42%		10%		(2)%
      Gross margin decreases in 2004 were attributable to changes in product mix, as gross margins vary among products, as well as decreases in our selling prices. In addition, we finalized our integration with Paragon, which resulted in disposing of inventory carried at $960,000 that reduced margins by 1%.
      Our 2003 gross margin increases were also attributable to changes in product mix, as gross margins vary among products, product cost reductions and higher production volumes, and were partially offset by decreases in selling prices.
      We believe that the average selling prices and the related gross margins will decline for mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We have seen the average selling price for the Wide Bank products, Adit products, and Masterseries products decrease during 2004. In addition, new product introductions could harm gross margins until production volume increases.

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Research and Development	$23,728	$11,001	$18,194	$(12,727)	54%	$7,193	65%
      The increases in research and development expenses in 2004 compared to 2003 were primarily related to an increase in personnel expense of $3.9 million and approximately $1.3 million of prototype expenses to support the development and release of our converged IP voice data network, and compression solutions. Related to these programs, we increased our spending by $826,000 for software consultants, $457,000 for pilots, and $227,000 for compliance program testing.
      Research and development expenses for 2003 decreased from 2002 mostly due to a $7.9 million decrease in personnel expense due to reductions in work force. There were also decreases of $1.7 million for depreciation expense, $1.4 million in expense for technical certification programs and $1.1 million decrease in prototyping expenses. Depreciation decreased as we took assets out of service in late 2002 and Telcordia certification decreased due to a one-time expense in 2002 related to our Wide Bank product platforms.

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Sales and Marketing	$18,259	$11,776	$15,947	$(6,483)	(36)%	$4,171	35%
General and Administrative	9,823	5,362	7,198	(4,461)	(45)%	1,836	34%
Goodwill and intangible asset amortization	216	262	1,268	46	21%	1,006	384%
Asset impairment charges	9,795	—	—	(9,795)	(100)%	—	N/A
Restructuring	1,981	—	218	(1,981)	(100)%	218	N/A
Settlement expenses	—	—	2,138	—	—	2,138	N/A
Bad debt expense (recovery)	5,567	(3,085)	(289)	(8,652)	(155)%	2,796	91%
      Sales and marketing expenses for 2004 increased as a result of a $3.3 million increase in personnel expense, and a $481,000 increase in travel and related expenses in response to new products obtained from the integration of Paragon operations and efforts to focus on the enterprise market. In addition, we recorded approximately $80,000 of interest and penalties incurred on payroll taxes during 2004 for a preacquisition contingency related to our acquisition of Paragon in 2003. This amount was related to certain foreign sales and marketing activities. In addition, approximately $66,000 was reclassified from income tax expense to operating expense. Given the timing of the resolution, the amount recorded for interest and penalties, was not reflected in our earnings release issued on January 25, 2005 for the quarter ended December 31, 2004, however the non-cash adjustment did not impact our earnings per share calculation.
      General and administrative expense for 2004 increased primarily due to a $585,000 increase in personnel expense and approximately $850,000 related to Sarbanes Oxley Section 404 compliance efforts. These expenses were offset by approximately $200,000 due to the net cost savings obtained from purchasing the 5395 Pearl Parkway headquarters in Boulder Colorado at the beginning of the fourth quarter.
      Settlement expenses increased in 2004 as a result of the settlement amount and legal expenses associated with the SMTC lawsuit.

      Bad debt expense recoveries in 2004 were $289,000 and $3.1 million in 2003. In 2004 and 2003, we were able to recover substantially all of the delinquent receivables and part of the accounts receivable related to bankruptcy of our customers.
      Selling, general and administrative expense for 2003 decreased from 2002. Sales and marketing expense for 2003 decreased primarily as a result of a $4.0 million decrease in personnel expense, a $618,000 decrease in travel and entertainment expense, a $449,000 decrease in expenses for demonstration equipment and a $315,000 decrease in communication expense. Most of the decreases in sales and marketing expenses were the result of the reduction in sales and marketing personnel that occurred in the early part of 2003 and the expenses related to their sales and marketing activities. General and administrative expense decreased in 2003 from 2002. The decrease was primarily attributable to a $2.2 million expense for legal and settlement costs incurred in 2002 as well as a $1.7 million decrease in personnel cost and a $233,000 decrease in professional fees. Bad debt expense went from a $5.6 million expense in 2002 to a $3.1 million recovery in 2003. In 2002, a number of our customers filed for bankruptcy and one of our distributors was experiencing financial difficulties which caused a significant amount of accounts receivables to become delinquent. In 2003, we were able to recover some of the delinquent receivables and part of the accounts receivable related to the bankruptcy. We also incurred an asset impairment charge related to goodwill of $9.8 million and a restructuring charge of $2.0 million in 2002.

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Interest and other income, net	$714	$353	$2,787	$(361)	51%	$2,434	690%
Income taxes (benefit)	$1,102	$(89)	$(12)	$(1,191)	(108)%	$77	87%
      Interest and other income, net for 2004 increased due to $1.1 million of interest earned on increased cash and cash equivalent balances from our public stock offering that we completed in February 2004, which resulted in net proceeds of $78.4 million. We also were released from an accrued liability as part of a bankruptcy settlement agreement that resulted in a net gain of $1.0 million. In addition, we recognized a gain of $143,000 related to the sale of Company assets.
      Interest and other income, net for 2003 decreased to $353,000 from $714,000 in 2002. The decrease was due to lower interest income earned due to lower interest rates.
      For 2004, our effective combined federal and state income tax rate was a negative 1.4% compared to an income tax rate of negative 3.8% and 2.1% for 2003 and 2002, respectively. In the second quarter of 2002, we determined that, based on our taxable losses, projections of future taxable income and the reversal of deferred tax liabilities, realization of our deferred tax assets was not sufficiently assured. As a result, we recorded a valuation allowance of $12.8 million reducing the carrying amount of our deferred tax assets to zero. We recorded an additional valuation allowance of $4.3 million in the second half of 2002 to reduce the additional deferred tax assets generated during that period. In 2003, we recorded an additional valuation allowance of approximately $6.3 million, related primarily to deferred tax assets recorded in connection with our acquisition of Paragon. In 2004, we recorded an additional valuation allowance of approximately $1.4 million related to additional deferred tax assets generated during the year. Despite some profitable periods in 2003 and 2004, as of December 31, 2004, we cannot conclude the realization of our deferred tax assets is more likely than not given losses in recent quarters, history of volatility in our earnings, and insufficient certainty of forecasted earnings. Although we may be profitable in 2005, we do not believe that we will experience any income tax expense in 2005. Our net operating loss carryforwards may be used to offset up to $43 million of future taxable income for federal tax purposes. The December 31, 2004 valuation allowance contains components relating to the Paragon acquisition, stock option compensation and net operating loss carryforwards. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized against goodwill for the portion related to the acquisition, against additional paid in capital for the portion relating to stock options and in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

			2003 to 2004	2003 to 2004
	2003	2004	Variance in $’s	Variance in %

	(In thousands, except percentages)
Working Capital	$67,570	$145,308	$77,738	115%
Cash, cash equivalents and marketable securities	$36,542	$108,683	$72,141	197%
Total Assets	$107,542	$187,166	$79,624	74%

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Net cash provided (used) by:
Operating activities	$(9,211)	$9,638	$(59)	$18,849	205%	$(9,697)	(101)%
Investing activities	$(644)	$(8,932)	$(27,810)	$(8,288)	(1,287)%	$(18,878)	(211)%
Financing activities	$14	$1,601	$81,590	$1,587	11,336%	$79,989	4,996%
      At December 31, 2004, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $108.7 million. At December 31, 2004, our working capital was approximately $145.3 million. In February of 2004, we completed a stock offering, which generated additional cash of approximately $78.4 million.
      Cash used by operations was $59,000 for the year ended December 31, 2004 contrasted to $9.6 million provided by operations in 2003. The change was primarily due to a decrease in net income of $1.6 million and the receipt of our income tax refund of $7 million in 2003. Our lower net income in 2004 was impacted in part by increased non-cash charges for depreciation and decreases in recoveries of doubtful accounts. Inventory and accounts payable were the primary uses of cash in 2004.
      Cash used by investing activities for the year ended December 31, 2004 was $27.8 million compared to $8.9 million for the year ended December 31, 2003. For the year ended December 31, 2004, we had net purchases of $18.5 million of marketable securities compared to purchases of $8.5 million for the year ended December 31, 2003. Our capital expenditures for the year ended December 31, 2004 were $9.3 million compared to $770,000 for the year ended December 31, 2003. During the year, we purchased our facility located at 5395 Pearl Parkway for approximately $7.1 million. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2005 are not expected to exceed those of 2004.
      Net cash from financing activities provided $81.6 million for the year ended December 31, 2004, which was the result of cash received from our stock offering of $78.4 million and $3.2 million received from the exercise of options, compared to $1.6 million from the exercise of options for the year ended December 31, 2003.
      Our net inventory levels increased approximately $3.5 million to $29.7 million at December 31, 2004 from $26.1 million at December 31, 2003. The increase was primarily the result of product buildup in anticipation of the 62% increase in product sales.
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

Contractual Obligations
      The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period

		Less			More
		than			Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating Leases	$1,685	1,269	416	—	—
Purchase Obligations	$11,657	11,657	—	—	—
Total	$13,342	12,926	416	—	—
      Carrier Access leases office space under various noncancelable-operating leases that expire through 2009. Carrier Access records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.
      Carrier Access has placed non-cancelable purchase orders for $11.7 million of inventory from certain of its vendors for delivery in 2005. Purchase orders are generally placed up to 4 months in advance based on the lead-time of the inventory.
      Rent expense for the years ended December 31, 2002, 2003, and 2004 totaled $1.9 million, $1.6 million, and $1.7 million, respectively.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements other than the operating leases discussed above.
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
      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have usually been within our expectations and the provisions established, we did recover a significant portion of aged receivables in 2003 and 2004 that we had previously provided for. This recovery amounted to approximately $3.1 million. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our sales are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivable and, accordingly, on our future operating results.
      Valuation of Intangible Assets. We regularly evaluate the potential impairment of goodwill and other intangible assets. In assessing whether the value of our goodwill and other intangibles has been impaired, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. At the time of an acquisition we estimate the fair value of identifiable intangible assets acquired and amortize the cost over the estimated useful life.
      Deferred Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period determines the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce the carrying amount of deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not sufficiently assured. Based upon this analysis, a valuation allowance has been recorded as of December 31, 2004, to reduce the carrying amount of our $24.8 million of net deferred tax assets to zero.
      Warranty Reserves. We offer warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While our warranty costs have historically been within our expectations and the provisions established, we could not guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in products return rates or the costs to repair our products could have a material adverse impact on our operating results.
      Loss Contingencies. We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of a loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
      Leases. We currently lease some of our facilities, the terms of which contain provisions for rent increases. We record the effects of those scheduled rent increases on a straight-line basis over the lease term.

      Employee Stock Options. As further explained in Note 1(n) and Note 7 in Notes to Consolidated Financial Statements, stock options are granted to employees, consultants and directors. Upon vesting, an option becomes exercisable; that is, the option holder can purchase a share of Company common stock at a price that is equal to the share price on the day of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits companies either to continue accounting for stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” or to adopt a fair-value-based method to measure compensation cost. We currently account for our stock-based compensation plans under the “intrinsic value” recognition and measurement principles of APB No. 25 and provide supplemental information in Notes to Consolidated Financial Statements as if we used the fair value recognition provisions of SFAS No. 123. Under SFAS No. 123, an option is valued on grant day, and then expensed evenly over its vesting period. We use the Black-Scholes option valuation model to estimate the option’s fair value. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over the most recent period equal to the expected option life. Additionally our share price on grant day influences the option value. The higher the share price, the more the option is worth. Changes in the option value after grant day are not reflected in expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of December 31, 2004, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities.
      We have fixed income securities that are subject to interest rate risk. The portfolio is diversified and structured to minimize the risk. Securities held in our equity and other investments portfolio are subject to price risk. At any time a sharp change in interest rates could have a material impact on interest earnings for our investment portfolio.
      Given the current balance of $108.7 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $1 million.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carrier Access Corporation:
We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Boulder, Colorado
March 21, 2005

CARRIER ACCESS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,207	$70,928
Marketable securities available for sale	19,335	37,755
Accounts receivable, net of allowance for doubtful accounts and returns of $871 and $359 in 2003 and 2004, respectively	18,333	17,700
Income tax receivable	83	161
Inventory, net	26,135	29,652
Prepaid expenses and other	4,625	4,513

Total current assets	85,718	160,709
Property and equipment, net of accumulated depreciation and amortization of $15,538 and $18,585 in 2003 and 2004, respectively	7,012	12,239
Goodwill	6,748	7,588
Intangibles, net of amortization of $262 and $1,580 in 2003 and 2004, respectively	7,692	6,412
Other assets	372	218

Total assets	$107,542	187,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,862	11,246
Accrued compensation payable	2,905	2,917
Accrued restructuring	536	260
Deferred rent	912	189
Other accrued liabilities	933	789

Total current liabilities	18,148	15,401

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.001 par value, 60,000 authorized, 26,588 shares issued and outstanding at December 31, 2003, 34,479 shares issued and outstanding at December 31, 2004	27	34
Additional paid-in capital	106,571	188,147
Deferred stock compensation	(12)	—
Accumulated deficit	(17,185)	(16,286)
Accumulated other comprehensive income (loss)	(7)	(130)

Total stockholders’ equity	89,394	171,765

Commitments and contingencies (Note 11) Total liabilities and stockholders’ equity	$107,542	$187,166

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
Revenue, net of allowances for sales returns	$50,247	$62,556	$101,375
Cost of sales	33,145	35,224	58,601

Gross profit	17,102	27,332	42,774

Operating expenses:
Sales and marketing	18,259	11,776	15,947
Research and development	23,728	11,001	18,194
General and administrative	9,823	5,362	7,198
Goodwill and intangible asset amortization	216	262	1,268
Asset impairment charges	9,795	—	—
Restructuring charge	1,981	—	218
Settlement expenses	—	—	2,138
Bad debt expense (recovery)	5,567	(3,085)	(289)

Total operating expenses	69,369	25,316	44,674

Income (loss) from operations	(52,267)	2,016	(1,900)
Interest income	715	353	1,652
Other income (expense), net	(1)	—	1,135

Income (loss) before income taxes	(51,553)	2,369	887
Income taxes (benefit)	1,102	(89)	(12)

Net income (loss)	$(52,655)	$2,458	$899

Income (loss) per share:
Basic	$(2.13)	$0.10	$0.03
Diluted	$(2.13)	$0.09	$0.03
Weighted average common shares outstanding:
Basic	24,754	24,815	32,546
Diluted	24,754	26,545	34,357
See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2002, 2003, and 2004

						Accumulated
	Common Stock		Additional		Retained Earnings	Other	Total
			Paid-In	Deferred Stock	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Equity

BALANCES AT DECEMBER 31, 2001	24,740	$25	$85,973	$(466)	$33,012	$49	$118,593
Exercise of stock options	31	—	14	—	—	—	14
Amortization of deferred stock compensation	—	—	—	199	—	—	199
Forfeitures of stock options	—	—	(202)	202	—	—	—
Comprehensive loss:
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(37)	(37)
Net loss					(52,655)		(52,655)
							—

Total comprehensive loss							(52,692)

BALANCES AT DECEMBER 31, 2002	24,771	25	85,785	(65)	(19,643)	12	66,114
Exercise of stock options	482	1	1,600	—	—	—	1,601
Shares issued in connection with acquisition	1,335	1	19,162	—	—	—	19,163
Amortization of deferred stock compensation	—	—	—	53	—	—	53
Stock options issued for services	—	—	24	—	—	—	24
Comprehensive Income:							—
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(19)	(19)
Net income					2,458		2,458

Total comprehensive income							2,439

BALANCES AT DECEMBER 31, 2003	26,588	27	106,571	(12)	(17,185)	(7)	89,394
Exercise of stock options	1,066	—	3,211	—	—	—	3,211
Sale of common stock in public offering, net of offering costs of $5,228	6,825	7	78,372	—	—	—	78,379
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of stock options	—	—	(7)	7	—	—	—
Comprehensive Income:
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—		(123)	(123)
Net income					899		899

Total comprehensive income							776

BALANCES AT DECEMBER 31, 2004	34,479	$34	$188,147	$—	$(16,286)	$(130)	$171,765

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year end December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(52,655)	$2,458	$899
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	5,759	4,062	4,547
Provisions for (recoveries of) doubtful accounts	5,567	(3,085)	(289)
Provisions for (recoveries of) inventory obsolescence	3,619	200	1,333
Asset impairment charges	9,795	—	—
Stock-based compensation	199	77	5
Deferred income tax expense (benefit)	7,319	—	—
Gain on sale of asset			(143)
Tax benefit relating to exercise of stock options	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,643	(4,765)	922
Income tax receivable	1,479	6,906	(78)
Inventory	8,747	1,550	(4,850)
Prepaid expenses and other	1,418	(3,370)	228
Accounts payable	(3,427)	5,540	(1,772)
Accrued compensation payable	(2,024)	777	(672)
Accrued restructuring	1,586	(1,050)	(276)
Other liabilities	(236)	338	87

Net cash provided (used) by operating activities	(9,211)	9,638	(59)

Cash flows from investing activities:
Purchase of equipment and real property	(1,651)	(770)	(9,285)
Proceeds from the sale of property	—	—	368
Purchase of marketable securities	(11,359)	(18,617)	(53,318)
Sales of marketable securities available for sale	12,366	10,091	34,775
Net cash acquired (paid) in the purchase of Paragon	—	364	(350)

Net cash used by investing activities	(644)	(8,932)	(27,810)

Cash flows from financing activities:
Proceeds from exercise of stock options	14	1,601	3,211
Proceeds from stock offering	—	—	83,606
Stock issuance costs	—	—	(5,227)

Net cash provided by financing activities	14	1,601	81,590

Net increase (decrease) in cash and cash equivalents	(9,841)	2,307	53,721
Cash and cash equivalents at beginning of year	24,741	14,900	17,207

Cash and cash equivalents at end of year	$14,900	$17,207	$70,928

Supplemental disclosure of cash flow information and investing and financing activities:
Common stock issued for acquisition	$—	$19,163	$—

Accounts Receivable in exchange for notes receivable	$775	$—	$—

Cash paid (received) for income taxes	$(7,180)	$(6,995)	$50

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2003, and 2004
1.     Summary of Significant Accounting Policies
      a. Business and Basis of Presentation. Carrier Access Corporation (the “Company”) designs, manufactures and sells broadband access equipment to wireline and wireless carriers. The products are used to upgrade capacity and provide enhanced services to wireline and wireless communications networks. The products also enable our customers to offer enhanced voice and data services, delivered over multiple technologies, which historically have been offered onto separate networks, on a single converged network. The Company designs products to enable our customers to deploy new revenue-generating voice and data services, while lowering their capital expenditures and ongoing operating costs. The Company operates in one business segment and substantially all of its sales and operations are domestic.
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
      The preparation of consolidated financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include accounts receivable and inventory reserve calculations, the estimated useful lives of depreciable and amortizable assets, as well as methods used to estimate contingencies and assumptions regarding fair value. Actual results could differ from those estimates.
      b. Cash and Cash Equivalents and Marketable Securities Available for Sale. Cash and cash equivalents include investments in highly liquid debt securities with maturities or interest reset dates of three months or less at the time of purchase.
      Marketable securities “available-for-sale” represent U.S. Government agency and corporate bonds with maturities of greater than three months and are recorded at fair value. Marketable securities “available for sale”, all of which mature within one year, consisted of the following as of December 31 (in thousands, except percentages):

	Market Value

	2003	2004	Interest Rates

Municipal Bonds	$4,048	—	2.75% to 5.875%
Municipal Short Term Notes	15,265	37,755	1.1% to 3.76%
Other	22	—	1.2% to 2.125%

Total	$19,335	$37,755

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
      c. Accounts receivable. In general the Company extends credit to customers, after completing an evaluation of the customer’s credit worthiness. The Company records a provision for uncollectible accounts receivables based on management’s review of the aging of the receivable balances, evaluation of the customers’ current ability to pay, and current market conditions.
      d. Other receivables. Other receivables of $2.2 million, which are included in “prepaid expenses and other” in the accompanying balance sheet, primarily consist of amounts owed from third party manufacturers for components delivered from the Company for their manufacture into finished products.

      e. Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are recorded at cost, which approximates fair value because of the short-term maturity of these instruments.
      f. Inventory. Inventory is recorded at the lower of cost or net realizable value using standard costs that approximate the average purchase costs. Costs include certain warehousing costs and other allocable overhead. The carrying amount of inventory is marked down when 1) the cost of the inventory exceeds the estimated net realizable value determined by analyzing assumptions about future demand and market conditions or 2) the technology associated with a product is considered obsolete and the inventory cannot be used in the manufacture of other products.
      g. Property and Equipment. Property, equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over useful lives ranging from three to thirty years, or the lease term. Depreciation expense for the years ended December 31, 2002, 2003 and 2004 totaled $2.1 million, $3.8 million, and $3.2 million, respectively.
      h. Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles. Intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) are initially recorded and measured at their fair value. Costs of internal developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are expensed as incurred. Intangible assets with definite useful lives are amortized over such useful lives, which range from five to seventeen years, and are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist. Acquired goodwill and certain other intangible assets with indefinite lives, if any, are not amortized. Instead goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) The Company assesses goodwill for a potential impairment loss by comparing the fair value of its reporting unit with its carrying value, and (ii) if an impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that it has one reporting unit and therefore, the Company’s annual impairment tests for goodwill are performed at the consolidated level. As a result of its assessment in 2002, the Company recorded impairments of goodwill and other intangibles of $9.0 million in 2002. There were no impairments recorded in 2004.
      i. Long-Lived Assets. The Company monitors assets to be held and used for indications of impairment. If indicated, the Company evaluates the carrying value of the asset and records impairment if and when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. An asset that is classified as held-for-sale is recorded at the lower of its carrying amount or fair value less cost to sell.
      In connection with the restructuring in the fourth quarter of 2002, the Company recorded an $800,000 impairment for certain capitalized assets that were either abandoned or are no longer in use and held for sale. No impairments of long-lived assets were recorded in 2003 or 2004.
      j. Revenue Recognition. The Company derives substantially all of its revenue from the sale of its products. Revenue from sales of products is recognized upon shipment based upon the Company’s shipping terms, provided the Company has evidence of an arrangement, the fee is fixed and collectibility is probable. There are no ongoing obligations except normal warranty. In addition, the company derives sales from services, although the amounts are not significant.
      The Company provides limited price protection to its distributors, whereby increases in prices are subject to a 60-day notice period before becoming effective. In addition, depending on each distributor’s contractual terms, the distributor may be entitled to receive a credit for subsequent price decreases to the extent of unsold distributor inventory at the time of the price decrease. The Company also provides its distributors with limited stock rotation rights, whereby products may be returned for an equal dollar amount of new or different equipment. In general, distributors are limited to three exchanges per year and an amount equal to 15% of purchases in the preceding four-month period. Neither of these rights affects the total sales price or payment obligations of the distributor. In addition, the distributors’ obligation to the Company is not contingent upon the ultimate resale of the products. The Company provides for the estimated impact of returns, price protection and stock rotation rights in its allowance for estimated returns based on historical experience and management’s forecasts of price protection credits and returns.
      During January and February of 2001, Carrier Access provided approximately $1.3 million of sales credits to its customer WinStar for products that WinStar had purchased, paid, and returned through stock rotation. In April of 2001, WinStar voluntarily filed for Chapter 7 federal bankruptcy. On December 1, 2004, under the terms of the settlement agreement, the Company was required by the Bankruptcy Court order to pay the Chapter 7 Trustee for WinStar $135,000 and received an unconditional release of all claims, actions, liabilities, and debts. In accordance with guidance provided by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because the Company was “judicially” released by the Bankruptcy Court, the liability was derecognized. The Company recorded the resulting $1.0 million gain as “other income”.
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

	2002	2003	2004

	(In thousands, except
	per share amounts)
Basic earnings (loss) per share computation
Net income (loss)	$(52,655)	$2,458	$899

Weighted average shares outstanding — basic	24,754	24,815	32,546

Basic earnings (loss) per share	$(2.13)	$0.10	$0.03

Diluted earnings (loss) per share computation
Net income (loss)	$(52,655)	$2,458	$899

Weighted-average shares
Average shares outstanding-basic	24,754	24,815	32,546
Net shares assumed issued through exercises of stock options	—	1,730	1,811

Average shares outstanding-diluted	24,754	26,545	34,357

Diluted earnings (loss) per share	$(2.13)	$0.09	$0.03

      As a result of the Company’s net losses for the year ended December 31, 2002, all potential dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 3,589,395 for 2002, 1,459,107 for 2003, and 655,244 for 2004.
      n. Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans under the “intrinsic value” recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
      The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation had been applied to each of the years in the three-year period ended December 31, 2004 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net income (loss)	$(52,655)	$2,458	$899
Add back: Stock-based employee compensation expense, as reported	199	53	5
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(1,644)	(1,259)	(4,169)

Net income (loss)	$(54,100)	$1,252	$(3,265)

Income (loss) per share — basic, as reported	$(2.13)	$0.10	$0.03
Income (loss) per share — diluted, as reported	$(2.13)	$0.09	$0.03
Income (loss) per share — basic and diluted, as adjusted	$(2.19)	$0.05	$(0.10)
      The weighted average fair values of options granted during 2002, 2003, and 2004 were $1.54, $3.61, and $8.19 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 316% volatility in 2002, 111% volatility in 2003, and 110% volatility in 2004, expected life of the options of five years in 2002, 2003 and 2004 and a risk-free interest rate of 3.0% for 2002, 3.1% for 2003, and 3.6% for 2004.
      The 2002 and 2003 pro forma stock-based employee compensation expense and the weighted average fair values of options granted in 2002 and 2003 have been revised.
      Beginning with the quarter ending September 30, 2005, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, “Accounting for Stock Based Compensation (revised).” See note 2.
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

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Warranty Liability
Product warranty liability beginning balance	$599	$244	$410
Add: Current year accruals	535	995	1,361
Deduct: Current year charges	(890)	(829)	(1,137)

Product warranty liability ending balance	$244	$410	$634

      p. Comprehensive Income (Loss). Comprehensive income (loss) consists of net income (loss), adjusted for the change in net unrealized holding gains or losses on “available for sale” securities. The Company had no other sources of comprehensive income for the years ended 2002, 2003, and 2004.
      q. Reclassifications. Certain reclassifications have been made in the 2002 and 2003 financial statements to conform to the 2004 presentation.
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
      In December 2002, the Company completed a restructuring plan in accordance with EITF 94-3 designed to reduce its expenses to be more in line with anticipated revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company accrued $2.0 million in the fourth quarter of 2002. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002, approximately $1 million in 2003, and approximately $500,000 in 2004. The majority of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2005. The Company made changes to its restructuring accrual in 2004 due to changes in estimates with respect to subleases.
      Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2004 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance

2002	—	$1,986	$(400)	$1,586
2003	$1,586	—	$(1,050)	$536
2004	$536	$218	$(494)	$260

2.	Recently Issued Accounting Pronouncements
      In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 consolidates guidance on revenue recognition previously contained in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and related interpretations. The guidance in SAB No. 104 did not have a material effect on our results of operations or financial position.
      In March 2004, the EITF reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF Issue No. 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position, or FSP, EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. As of December 31, 2004, these issues have not yet been resolved. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations and financial condition.
      In November 2004, SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement must be adopted for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company plans on adopting the Statement effective January 1, 2006. The guidance in SFAS No. 151 is not expected to have a material effect on our results of operations or financial position.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement will become effective in our third quarter commencing on July 1, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which the compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either: (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We have not determined the method we will use when we adopt SFAS No. 123(R).
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our financial position or cash flows. The impact of the adoption of SFAS No. 123(R) cannot be predicted with certainty at this time because it will depend on the share based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We have not assessed the impact of this provision on our net operating loss carryforwards.
      In December 2004, SFAS Statement No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29” was issued. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As the Company has not entered into nonmonetary exchanges, the Statement will not have an impact on the Company’s results of operations or financial position.

3.	Business Combinations
      On November 25, 2003 Carrier Access Corporation completed its acquisition of Paragon Networks International, Inc (“Paragon”). In exchange for all outstanding shares of Paragon capital stock, Carrier issued 1,334,521 shares of Carrier Access common stock and $411,000 in cash to Paragon stockholders. All outstanding Paragon options and warrants were cancelled as part of the transaction. Carrier Access accounted for the transaction using the purchase method of accounting. The results of Paragon’s operations have been included in the consolidated financial statements since November 25, 2003.
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

      The following table summarizes the Company’s initial estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The price paid was greater than the net assets and liabilities due the expected increase in future revenues and cash flows from the Paragon products and customer base.

November 25, 2003

Current assets:
Cash and cash equivalents	$1,446
Accounts receivable	1,885
Inventories	3,751
Other current assets	214
Fixed assets	572
Other assets	42
Accounts payable and accrued expenses	(1,862)
Developed product technology	2,500
Backlog	200
Customer relationships	5,100
Goodwill	6,748

Total consideration	$20,596

      In connection with the acquisition, the Company acquired approximately $6.9 million of net deferred tax assets, comprised of deferred tax assets related primarily to net operating loss and tax credit carryforwards and deferred tax liabilities related to the intangible assets acquired, which have been fully reduced by a valuation allowance.
      In addition, the Company paid approximately $1.0 million to the employees of Paragon. Of this approximately $670,000 was capitalized as part of the acquisition cost as it required no future performance, while approximately $330,000 related to retention bonuses which were expensed in 2003 as the service obligations were completed. The Company also incurred approximately $350,000 of direct acquisition costs that were paid in 2004.

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

Developed product technology	5 Years
Backlog	3 Months
Customer Relationships	7 Years
      Amortization expense for year ended December 31, 2004 was $1,268,714. Estimated amortization expense for the next five years is as follows:

For Years Ended December 31,

2005	2006	2007	2008	2009

(in thousands)
$1,229	$1,229	$1,229	$1,187	$729
      The following unaudited pro forma financial statements have been prepared to give effect to the acquisition of Paragon Networks International, Inc. These pro forma condensed combined consolidated financial statements were prepared as if the acquisition had been completed as of January 1, 2002 and as of January 1, 2003 for purposes of the statement of operations.
Unaudited Pro Forma Condensed Combined Statement of Operations

	For the Twelve Months
	Ended December 31,

	2002	2003

	(In thousands, except
	per share data)
Net revenue	$63,231	$76,367
Cost of goods sold	40,872	42,222

Gross profit	22,359	34,145

Net income (loss)	(60,239)	865

Income (loss) per share
Basic	$(2.31)	$.03

Diluted	$(2.31)	$.03

Weighted average common shares outstanding:
Basic	26,089	26,150

Diluted	26,089	27,880

      In 2004, the Company finalized its purchase price accounting related to a pre-acquisition contingency that existed at the time of the acquisition, in accordance with SFAS No. 38, Preacquisition Contingencies. The contingency was related to potential tax liabilities in a foreign jurisdiction. See note 11 for further discussion. Because the information was not available as of the November 2003 purchase date or at the time the Company filed its 2003 annual report on Form 10-K, an amount could not be estimated that could be used for purposes of the Company’s initial purchase price allocation. The Company arranged in December 2003 with a third-party service provider to assist with the computation for estimating the fair value of the contingency. The Company’s determination was completed in November 2004. In accordance with that final determination, in the fourth quarter of 2004 the Company recorded an $840,000 liability with a corresponding adjustment to goodwill. As discussed in note 11, future adjustments to the contingent liability will be recorded in the statement of operations in the period of the adjustment.

4.	Inventory
      The components of inventory as of December 31 are summarized as follows (in thousands):

	2003	2004

Raw materials	$26,916	$31,276
Work-in-process	11	16
Finished goods	5,009	4,181
Reserve for obsolescence	(5,801)	(5,821)

	$26,135	$29,652

5.	Property and Equipment
      On October 13, 2004, the Company purchased the building and land of its 5395 Pearl Parkway headquarters in Boulder, Colorado for approximately $7.1 million. The value of the building is classified as “real property”. Leasehold improvements related to the property were reclassified to real property and are being depreciated over the life of the building. An amount of $604,000 related to deferred rent that was recorded during the periods when the building was leased was recorded as a reduction to the cost of the building.
      Property and equipment as of December 31 consisted of the following (in thousands):

	2003	2004

Machinery and software (5 and 3 years respectively)	$19,206	$21,316
Real property (30 years)	265	7,701
Furniture, fixtures and other (7 years)	823	821
Leasehold improvements (shorter of 7 years or life of lease)	2,256	986

	22,550	30,824
Less accumulated depreciation and amortization	(15,538)	(18,585)

	$7,012	$12,239

6.	Goodwill and Other Intangibles
      Effective January 1, 2002, the Company adopted SFAS No. 142. During the third quarter of 2002, the Company’s analysis of the carrying amount of goodwill versus and fair value showed that the carrying value of goodwill exceeded its fair value due to reduced revenue and cash flow forecasts. As a result, the Company recorded an impairment charge of $9 million against its goodwill. During 2004, the Company performed an analysis during the third quarter of the carrying amount of its goodwill and noted that no impairment was necessary. Amortization expense for 2003 and 2004 totaled $262,000 and $1.3 million, respectively.

      Intangible assets consisted of the following (in thousands):

	2003	2004

Developed Technology (5 years)	$2,500	$2,500
Customer Relationships (7 years)	5,100	5,100
Customer Backlog (3 months)	200	200
Trademarks & Patents (17 years)	154	192

	7,954	7,992
Less accumulated amortization	(262)	(1,580)

	$7,692	$6,412

7.	Income Taxes
      Income tax expense (benefit) for the years ended December 31 (in thousands) consists of the following:

U.S. Taxes	2002	2003	2004

Current	$(6,217)	$(89)	$(46)
Deferred	7,319	—	—

U.S. Income tax expense (benefit)	$1,102	$(89)	$(46)

Foreign Taxes	2002	2003	2004

Current	$—	$—	$34
Deferred	—	—	—

Foreign Income tax expense (benefit)	$—	$—	$34

Total Income tax expense (benefit)	$1,102	$(89)	$(12)

      A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2002	2003	2004

Expected income tax expense (benefit)	$(18,044)	$829	$311
State income taxes, net of federal taxes	(1,195)	66	17
Change in valuation allowance	17,109	(59)	1,356
Non-deductible goodwill	2,497	—	—
Exercise of non-qualified stock options	(24)	(1,153)	(2,965)
Change in estimated effective state tax rate	—	—	575
Other, net	759	228	694

Actual income tax expense (benefit)	$1,102	$(89)	$(12)

      The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2003	2004

Deferred tax assets:
Allowance for doubtful accounts and returns	$332	$94
Inventory reserves	3,521	2,279
Restructuring reserve	202	95
Compensation accruals	1,480	438
Amortization of goodwill related to acquisition	2,352	2,086
Net operating loss carryforwards	14,174	16,355
Research and experimentation credit	4,306	5,129
Property and Equipment	—	224
Other	596	530

Gross deferred tax assets	26,963	27,230
Less: Valuation allowance	(23,460)	(24,816)

Total deferred income tax assets	$3,503	$2,414

Deferred tax liabilities:
Property and equipment	(166)	—
Paragon identifiable intangibles	(3,205)	(2,297)
Other	(132)	(117)

Total deferred income tax liabilities	$(3,503)	$(2,414)

Net deferred income tax assets	$—	$—

      The components of deferred tax assets and liabilities at December 31 are as follows:

	2003	2004

	(In thousands)
Current assets	$—	$—
Current liabilities	—	—

Net current deferred tax assets (liabilities)	$—	$—

Non-current assets	$3,503	$2,414
Non-current liabilities	(3,503)	(2,414)

Net non-current deferred tax assets (liabilities)	$—	$—

      In 2003, the Company recorded approximately $6.9 million of net deferred tax assets in connection with the acquisition of Paragon including $9.1 million related to net operating loss carryforwards and $3.0 million of deferred tax liabilities associated with acquired intangible assets. Due to the uncertainty regarding the realization of these net deferred tax assets at the acquisition date, the Company recorded a valuation allowance against the entire amount. In 2004, the Company revised the components of the net deferred tax assets acquired in the Paragon acquisition. These revisions included the identification of approximately $0.8 million of research and experimentation credits and adjustments to the state net operating carryforwards. As a result, in 2004 the Company recorded an additional $0.5 million of net deferred tax assets related to the acquisition of Paragon, which has been completely reduced by an increase in the valuation allowance associated with the acquisition.
      The Company incurred a $35.5 million net operating loss for the period ending December 31, 2002. A portion of this operating loss was carried back to obtain a refund of prior tax paid. Accordingly, the Company received an income tax refund of approximately $7.0 million in 2003. The Company incurred a $4.8 million net operating loss for the period ending December 31, 2003 As of December 31, 2004, the Company has approximately $43 million of remaining net operating losses from the current and prior years for Federal tax purposes. Of this, $23.9 million is from the Paragon acquisition, and $19.1 million is related to Carrier Access operations. With respect to the net operating loss carryforwards from Paragon, $5.1 million may be used to offset consolidated taxable income in 2005. The remaining $17.5 million is restricted to $1.4 million per year by section 382 of the Internal Revenue Code. The $19.1 million of net operating loss carryforwards related to Carrier Access operations has no limitations as to its annual usage. However, included in the $19.1 million Carrier Access operations federal net operating loss carryforward is an $11.2 million tax benefit for the exercise of employee non-qualified stock options in 2002, 2003, and 2004. The excess of tax benefits realized from such exercises over the amount of stock compensation expense recorded in the Company’s financial statements is generally reflected as an increase to additional paid-in capital.
      As of December 31, 2004, net operating loss carryforwards of approximately $34.6 million for state tax purposes may be carried forward to offset future taxable income depending on state legislative restrictions. As of December 31, 2003 the state net operating loss carryforward was $58.9 million. The $24.3 million decrease is the result of the Company reassessing the proper state net operating loss carryforwards and removing acquired Paragon state net operating losses generated in states where a consolidated or combined state tax return is not allowed. The Company concluded these state operating loss carryforwards might never be utilized.
      At December 31, 2003 the Company has a research and experimentation credit carry forward of approximately $4.3 million. At December 31, 2004, the Company has research and experimentation credit carryforward of approximately $5.1 million that will begin to expire in the year 2006, if not utilized. The $0.8 million increase from 2003, represents the inclusion of the research and experimentation credit that was acquired in the Paragon acquisition.
      In 2002, the Company analyzed the sources and the expected reversal periods of its deferred tax assets, and determined that they did not meet the realization criteria under generally accepted accounting principles. Accordingly, the Company has established a valuation allowance of $23.5 million and $25.5 million as of December 31, 2003 and 2004 respectively. In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realization. In general the reversal of the valuation allowance, if any, would be recognized as a deferred income tax benefit in the statement of operations. However, the valuation allowance at December 31, 2004 includes a reserve established at the time of the Paragon acquisition related to net deferred tax assets acquired of approximately $6.9 million. Should the Company reverse the valuation allowance with respect to the acquired net deferred tax assets, it will be reflected as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $3.9 million reserve to offset the federal tax benefit resulting from certain exercises of employee non-qualified stock options. This benefit is properly included as part of the net operating loss carryforward. To the extent, the valuation allowance is reversed related to these stock based compensation benefits, it will be reflected as an increase to additional paid in capital.

8.	Stock Options
      Pursuant to the Company’s 1998 stock option plan (the “Plan”), a committee appointed by the Company’s Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options to purchase up to 8,092,514 shares of authorized common stock. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% four years from the grant date. As of December 31, 2004, the Company had outstanding options to purchase 2,781,159 shares of common stock, and had options to purchase 1,837,400 shares of common stock available to grant.

      The following summarizes stock option activity under the Plan:

		Weighted
	Shares	Average
	Under Option	Exercise Price

Options outstanding at December 31, 2001	2,996,580	$9.05
Granted	2,534,423	1.94
Exercised	(30,546)	0.46
Forfeited	(1,911,062)	6.69

Options outstanding at December 31, 2002	3,589,395	5.36

Granted	2,028,500	4.50
Exercised	(482,190)	3.32

Forfeited and canceled	(1,336,082)	5.74

Options outstanding at December 31, 2003	3,799,623	5.03

Granted	1,254,700	10.26
Exercised	(1,065,884)	3.01
Forfeited and canceled	(1,207,280)	9.34

Options outstanding at December 31, 2004	2,781,159	6.29

Options available for grant at December 31, 2004	1,837,400
Options exercisable at December 31, 2002	1,171,654	9.21

Options exercisable at December 31, 2003	1,197,602	6.18

Options exercisable at December 31, 2004	918,045	$5.59

      The following summarizes information about outstanding options at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted-average
	Number of	remaining		Number of
Range of	options	contractual life	Weighted-average	options	Weighted-average
exercise prices	outstanding	(in years)	Exercise price	exercisable	Exercise price

$0.00 — 12.00	2,357,307	3.1	$4.73	791,406	$3.72
12.00 — 24.00	403,902	3.5	13.79	106,689	13.12
24.00 — 36.00	4,500	.37	33.77	4,500	33.77
36.00 — 48.00	12,000	1.3	37.97	12,000	37.97
$48.00 — 60.00	3,450	.05	51.63	3,450	51.63

	2,781,159	3.1	6.29	918,045	5.59

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
      In addition to options issued to employees and directors, the Company issued options to purchase 62,500 shares of common stock to consultants for services during the year ended December 31, 2001. These options have exercise prices from $2.80 to $6.50 per share, are exercisable at the date of grant and expire at various dates from January 2, 2006 to October 16, 2006. As of December 31, 2004 none of these options have been exercised.
      In 2003, the Company issued options to purchase 25,000 shares of common stock to consultants for services during the year. These options had an exercise price of $0.77 per share and were immediately exercisable. The fair market value of these options was determined to be $24,000 and was recognized in general and administrative expense. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.0%; contractual lives of five years; no dividend yield; and 111% volatility. These options were exercised on April 11, 2003.

9.	Significant Customers, Suppliers and Concentration of Credit Risk
      Customers are primarily distributors and original equipment manufacturers, which resell the Company’s products to end-users.
      The Company recognized revenue from the following significant customers and end-users for the years ended December 31 (in thousands):

Company	2002	2003	2004

A	$2,934	$10,633	$10,340
B	6,766	7,665	6,698
C	8,212	6,970	6,435
D	977	6,925	6,262
E	0	1,109	19,028
      Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely impact the Company’s future operating results.
      The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers and receivables are concentrated among customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectible accounts. An allowance is recorded for estimated losses from writeoffs of uncollectible accounts. Bad debt recoveries were $289,000 in 2004 and $3.1 million in 2003. In 2002, a number of our customers filed for bankruptcy and one of our distributors was experiencing financial difficulties which caused a significant amount of accounts receivables to become delinquent. In 2003, we were able to recover most of the delinquent receivables and part of the accounts receivable related to the bankruptcies.

10.	Employee Benefit Plan
      The Company has a defined contribution employee benefit plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code that is available to all employees who meet the 401(k) Plan’s eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. At the beginning of 2001, the Company began matching 50% of the employee’s pre-tax contributions, up to 6% of each participating employee’s annual salary. Effective January 1, 2003, this matching contribution was suspended. Contributions to the 401(k) Plan by the Company totaled $650,000, $0 and $0, respectively, for the years ended December 31, 2002, 2003, and 2004.

11.	Commitments and Contingencies
      The Company leases office space under various noncancelable-operating leases that expire through 2007. Future obligations under these leases are as follows (in thousands):

Year ending December 31:

2005	$1,269
2006	215
2007	201
Thereafter	—

Total	$1,685

      The Company records rent expense under noncancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.
      The Company has placed noncancellable purchase orders for $11.7 million of inventory from certain of its vendors for delivery in 2005. These orders are generally placed up to 4 months in advance based on the lead time of the inventory.
      Rent expense for the years ended December 31, 2002, 2003, and 2004 totaled $1.9 million, and $1.6 million and $1.7 million respectively.
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
      In November of 2003, the Company acquired Paragon. Prior to the acquisition date, due diligence efforts on the part of the Company determined that value-added taxes and employee payroll taxes may be payable to certain foreign taxing authorities. As of the date of the acquisition, the fair value of the amount could not be determined and therefore the amount was not recorded as part of the initial purchase price allocation in 2003. During the month of December of 2003, the Company engaged tax professionals to assist with the determination of the estimated potential tax exposure. The effort to estimate the fair value was completed in November of 2004. The estimated fair-value of value added taxes, employee payroll taxes and associated interest and penalties for the respective pre-acquisition periods ended November 25, 2003 was determined to be approximately $840,000. Because the contingency occurred prior to the date of the acquisition, the Company has recorded the transaction as an adjustment to goodwill in accordance with SFAS No. 141, “Business Combinations”. It is reasonably possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition dates have been accrued and expensed. Interest and penalties accrued and expensed in 2004 related to preacquisition value-added taxes and employee payroll taxes was approximately $80,000. In addition, the Company continued to incur value-added taxes and employee payroll taxes, and related penalties and interest during 2004 that were accrued and expensed which totaled approximately $263,000. The total amount of the contingent liability as of December 31, 2004 was approximately $1.2 million.

12.	Quarterly Financial Information (unaudited)
      The following information summarizes selected quarterly financial information for the two years ended December 31, 2004 (in thousands, except per share data).

	Quarter Ended December 31, 2004

	First	Second	Third	Fourth	Year

Net revenue	$28,546	$30,845	$21,561	$20,423	$101,375
Cost of sales	15,612	16,894	13,024	13,071	58,601

Gross profit	12,934	13,951	8,537	7,352	42,774
Operating expenses:
Selling, general and administrative and other	6,464	6,142	7,755	6,119	26,480
Research and development	3,970	4,692	5,230	4,302	18,194

Income (loss) from operations	2,500	3,117	(4,448)	(3,069)	(1,900)
Other income, net	219	491	621	1,456	2,787

Income (loss) before income taxes	2,719	3,608	(3,827)	(1,613)	887
Income tax expense (benefit)	15	52	—	(79)	(12)

Net income (loss)	$2,704	$3,556	$(3,827)	$(1,534)	$899

Income (loss) per share:
Basic	$0.09	$0.11	$(0.11)	$(0.04)	$0.03
Diluted	$0.09	$0.10	$(0.11)	$(0.04)	$0.03

	Quarter Ended December 31, 2003

	First	Second	Third	Fourth	Year

Net revenue	$11,203	$12,156	$15,927	$23,270	$62,556
Cost of sales	6,154	6,687	9,169	13,214	35,224

Gross profit	5,049	5,469	6,758	10,056	27,332
Operating expenses:
Selling, general and administrative	2,497	2,895	3,608	5,315	14,315
Research and development	2,608	2,541	2,534	3,318	11,001

Income (loss) from operations	(56)	34	616	1,423	2,016
Other income, net	84	88	86	95	353

Income (loss) before income taxes	28	122	702	1,517	2,369
Income tax expense (benefit)	(89)	—	—	—	(89)

Net income	$117	$122	$702	$1,517	$2,458

Income (loss) per share:
Basic	$0.00	$0.00	$0.03	$0.06	$0.10
Diluted	$0.00	$0.00	$0.03	$0.05	$0.09

13.     Valuation and qualifying accounts (in thousands)

		Additions
	Balance at	(Reductions)		Balance at
	Beginning	Charged to	Recoveries	End of
	of Period	Operations	(Write-offs)	Period

Allowance for doubtful accounts:
Year Ended:
December 31, 2002	$1,332	5,557	(3,818)	$3,071

December 31, 2003	$3,071	(2,199)	(1)	$871

December 31, 2004	$871	(289)	(223)	$359

Inventory obsolescence reserve:
Year Ended:
December 31, 2002	$3,116	3,619	(570)	$6,165

December 31, 2003	$6,165	200	(564)	$5,801

December 31, 2004	$5,801	1,333	(1,313)	$5,821

Valuation Allowance for deferred tax assets:
Year Ended:
December 31, 2002	$—	17,109	—	$17,109

December 31, 2003	$17,109	(1,083)	7,434	$23,460

December 31, 2004	$23,460	1,356	—	$24,816

*	2002 write-offs include $10,000 that was taken directly to the expense account.

*	2003 recoveries of bad debts of $3,085 include $886 related to amounts previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weakness discussed below.
      As required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Company has been working to assess the effectiveness of its internal control over financial reporting as of December 31, 2004. SOX 404 requires the Company to include in its Form 10-K for the year ended December 31, 2004 a report of management on the Company’s internal control over financial reporting, including management’s assessment of the effectiveness of such internal control as of year-end and disclosure of any material weaknesses in the Company’s internal control over financial reporting that have been identified by management or the Company’s independent auditors. As of the date of this filing, notwithstanding the considerable time and resources dedicated by the Company, the Company’s assessment of compliance with SOX 404, including its assessment of internal control over the financial reporting, is ongoing and incomplete.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the date of this filing, our management has identified a control deficiency that constitutes a material weakness in our internal controls over financial reporting. This control deficiency relates to the presentation of the Statement of Cash Flows. As of December 31, 2004, procedures were in place for the preparation and a detailed supervisory review of schedules supporting the Statement of Cash Flows. These control procedures were not all followed, and errors on the Company’s Statement of Cash Flows for the year ended December 31, 2004 were not detected by the Company. The errors made in the presentation of the Cash Flow Statement were subsequently detected by the Company’s independent auditors during their annual audit of our financial statements as of and for the year ended December 31, 2004, and the appropriate adjustments to the Cash Flow Statement were recorded. The Company intends to remediate this control deficiency by requiring the detailed supervisory review of the Statement of Cash Flows.
      (b) Management’s annual report on internal control over financial reporting; attestation report of the registered public accounting firm. As permitted by the Securities and Exchange Commission’s “Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1,” Release No. 34-50754 (November 2004), the information required by this Item 9A of Form 10-K regarding (i) the report of management on our internal control over financial reporting required by Item 308(a) of Regulation S-K and (ii) the attestation report of our registered public accounting firm on our management’s assessment of our internal control over financial reporting required by 308(b) of Regulation S-K is not contained herein and will be filed by amendment to this Annual Report on Form 10-K no later than April 30, 2005. Because management has not yet concluded its testing and evaluation of our internal control over financial reporting, and because the assessment of our internal control over financial reporting requires us to make subjective judgments, it is still possible that our management may ultimately classify a control deficiency that we identify in our testing and evaluation as a material weakness (in addition to the material weakness described above) in the report of management on our internal control over financial reporting that we file by amendment.
      (c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have identified the steps that need to be taken to address the material weakness in our internal control over financial reporting described above.
ITEM 9B.     OTHER INFORMATION
      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item regarding our directors and executive officers and our code of ethics is incorporated by reference to the information set forth in (i) the sections entitled “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of our fiscal year ended December 31, 2004 (the “2005 Proxy Statement”), and (ii) the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Proposal One — Election of Directors — Director Compensation,” and “Executive Officer Compensation” in our 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation, is incorporated by reference to the information set forth in the section entitled “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in our 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal Two — Ratification of the Appointment of Independent Auditors” in the 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, And FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

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
      (b) Exhibits. See Item 15(a)(3) above.
      (c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 16th day of March, 2005.

Carrier Access Corporation

By:	/s/ Nancy Pierce

Nancy Pierce
Chief Financial Officer
POWER OF ATTORNEY
      Know all men by these presents, that each person whose signature appears below constitutes and appoints Nancy Pierce as his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such Report on Form 10-K on this 16th day of March 2005 in the capacities indicated:

Signature	Title

/s/ Roger L. Koenig (Roger L. Koenig)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Nancy Pierce (Nancy Pierce)	Chief Financial Officer, (Principal Financial and Accounting Officer)

/s/ Nancy Pierce (Nancy Pierce)	Corporate Development Officer, Director, Secretary

/s/ John W. Barnett, Jr (John W. Barnett, Jr.)	Director

/s/ David R. Laube (David R. Laube)	Director

/s/ Mark A. Floyd (Mark A. Floyd)	Director

/s/ Thomas C. Lamming (Thomas C. Lamming)	Director

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1		Agreement and Plan of Merger dated November 13, 2003 by and among Carrier Access Corporation a Delaware Corporation, Ping Acquisition Corporation, a Delaware Corporation, Paragon Networks International, Inc., a Delaware corporation and Granite Ventures L.L.C. as stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Registrant’s 8-K filed December 5, 2003
3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”)).
3.2		Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1).
4.1		Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1).
10.1		Contract to Buy and Sell Real Estate (Commercial) between Registrant and Cottonwood Land and Farms Ltd. Executed as of September 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 8-K filed November 12, 2004).
10	.2†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1).
10	.3†	Registrant’s 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1).
10	.4*	Form of Directors’ and Officers’ Indemnification Agreement.
21	.1*	Subsidiaries of Registrant
23	.1*	Consent of KPMG LLP, Independent Certified Public Accountants
24	.1*	Power of Attorney (Reference is made to the preceding Signature Page).
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.