Form 10-K/A
period 2004-12-31
CARRIER ACCESS CORP
filed 2005-08-02
CIK 1018074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
(Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
         As of June 30, 2004 there were 33,978,226 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2004, the last business day of the second quarter of 2004) was $259,575,403. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 10% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
         On March 14, 2005, there were 34,648,427 shares of the Registrant’s common stock outstanding.

INTRODUCTORY NOTE
      We are amending our Annual Report on Form 10-K (the “Form 10-K/ A”) for the year ended December 31, 2004, to amend and restate our consolidated financial statements and related financial information for the years ended December 31, 2003 and 2004. This Form 10-K/ A also includes restated quarterly information for the fiscal quarters of 2003 and 2004, as disclosed in Note 13 of Notes to Consolidated Financial Statements. This Form 10-K/ A is also amended to include management’s assessment of internal control over financial reporting in Item 9A. In addition, we have amended Items 10, 11, 12, 13 and 14 of Part III to include information that we previously anticipated would be incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders. This Form 10-K/A generally does not reflect events occurring after the March 22, 2005 filing of our Form 10-K, except to reflect the effects of the restatement and related matters and to disclose recent litigation and management changes.
Restatement of Consolidated Financial Statements
      On May 2, 2005, we announced certain issues had been identified relating to the proper timing of revenue recognized from certain customer transactions. Additionally, we announced that in response to the issues identified we were performing a detailed review of our customer relationships including the timing of certain revenue.
      During the course of our detailed review of customer relationships, we determined that the accounting with respect to certain prior period transactions required adjustment. As a result, on May 20, 2005 we announced that, although we were still in the process of performing a detailed review of all significant customer relationships, we had determined that we would restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2003 and 2004. We subsequently identified additional adjustments which resulted in our decision to restate the previously issued financial statements for the year ended December 31, 2003. This Form 10-K/A includes restated financial statements and related financial information for the years ended December 31, 2003 and 2004, and restated quarterly information for all the fiscal quarters of 2003 and 2004. The restated financial statements include a number of adjustments that impact previously reported revenue, cost of sales, accounts receivable and inventory reserves. The restated financial statements also include related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. See the following paragraphs and refer to Note 3 of Notes to Consolidated Financial Statements for more detailed discussions of the restatement.
      Material weaknesses in our internal control over financial reporting as of December 31, 2004 have been identified and reported to our audit committee. Please see “Item 9A. Controls and Procedures” below for a description of these matters, and of certain of the measures that we have implemented during 2005 to date, as well as additional steps we plan to take to strengthen our internal control over financial reporting.
      Other than our Form 10-K for the year ended December 31, 2004, we do not anticipate amending our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for any prior periods. As such, the consolidated financial statements and related consolidated financial information contained in previously filed reports for the years ended December 31, 2003 and 2004 and for the quarterly reports during 2003 and 2004 should no longer be relied upon.
      The net effects of all of the restatement adjustments on the statements of operations and balance sheet accounts are described and presented below as of the dates and for the periods indicated in the tables that follow. The amounts as of and for the years ended December 31, 2003 and 2004 are derived from our audited financial statements, as restated, which are contained herein. We have amended each item of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 that has been affected by the restatement.
      The following is a summary of issues involved with the restatement:
Passage of Title
      In the course of preparing our condensed financial statements for the quarter ended March 31, 2005, a transaction was identified whereby the underlying contract indicated that title passage occurred upon delivery to the customer whereas we had historically recognized revenues from this customer and all other customers based on our sales order acknowledgement which stated title passage and risk of loss occurred upon shipment from our facility. We then initiated a detailed review of all significant customer relationships to evaluate whether, historically, there was sufficient evidence to conclude that title and risk of loss had passed to each customer upon shipment. In connection with these detailed reviews, we determined that, for certain customers, the sales order acknowledgements were not sufficient to conclude that title and risk of loss had passed upon shipment. Accordingly, we decided revenue and cost of sales for products shipped to these customers should have been recognized upon delivery in our previously reported financial results. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue. In our restated financial statements, revenue recognition for shipments which occurred at the end of calendar quarters has now been delayed until the following quarter.
Probability of Collection
      During our detailed review of customer relationships we determined that we should not have recognized revenue for transactions with certain distributors where it appeared that the customer may not have been sufficiently capitalized and their ability to pay is contingent upon their resale of our product. Under accounting principles generally accepted in the U.S., if realization of revenue is contingent upon sell-through it is not appropriate to recognize revenue until sell-through occurs or upon receipt of cash. As we did not have sufficient visibility into these distributors’ sales activities, we concluded that all sales to these distributors should have been recorded as revenue upon the receipt of cash. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue. We expect that the $4.5 million reduction in 2004 revenue related to this adjustment will be recognized as revenue when we receive cash from the distributors.
Undelivered Elements
      During our detailed review of customer relationships we determined that certain arrangements contained obligations to provide training, support and other deliverables that had not previously been accounted for as separate elements of the arrangement. Generally accepted accounting principles in the U.S. require accounting for each separate element and that a portion of the arrangement fee be allocated to each of those separable elements using an appropriately methodology. We had not previously allocated any arrangement fee to these other deliverables. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue.
Inventory Valuation
      In the course of assembling the information for the restatement of our consolidated financial statements, it was discovered that we had reduced inventory reserves in situations that we had determined that the products were saleable. Generally accepted accounting principles in the U.S. provide that once inventory has been written down below cost as the close of a fiscal accounting period, it should not be written back up. As a result, we completed a detailed analysis of our reserves activity for each component in inventory. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue.

Restatement Summary
      The following tables are reconciliations of the statements of operations and balance sheets as previously reported to amounts as restated for the periods indicated, in thousands:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Revenues, as previously reported	$62,556	$101,375
Restatement adjustments:
Passage of title	(84)	(1,154)
Probability of collection	—	(4,514)
Undelivered elements	—	(214)

Total restatement adjustments	(84)	(5,882)

Revenues, as restated	$62,472	$95,493

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Net income, as previously reported	$2,458	$899
Restatement adjustments:
Passage of title	(34)	(459)
Probability of collection	—	(2,170)
Undelivered elements	—	(230)
Inventory valuation	(912)	181

Total restatement adjustments	(946)	(2,678)

Net income (loss), as restated	$1,512	$(1,779)

	December 31,	December 31,
	2003	2004

Total assets, as previously reported	$107,542	$187,166
Restatement adjustments:
Accounts receivable	(84)	(5,752)
Inventory	50	3,089
Inventory valuation	(912)	(731)
Deferred income taxes	830	363

Total adjustments	(116)	(3,031)

Total assets, as restated	$107,426	$184,135

Total liabilities, as previously reported	$18,148	$15,401
Restatement adjustments:
Deferred revenue	—	214
Accrued liabilities	—	16
Deferred income taxes	830	363

Total adjustments	830	593

Total liabilities, as restated	$18,978	$15,994

Total stockholders’ equity, as restated	$88,448	$168,141

Total liabilities and stockholders’ equity, as restated	$107,426	$184,135

CARRIER ACCESS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K/ A
For the Fiscal Year Ended December 31, 2004

PART I
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of the federal securities laws. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K/A. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K/A are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K/A.

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
      Disparate networks that comprise the Internet, including corporate intranets, cable systems, and broadband and wireless networks, and voice and video networks, will increasingly converge into a unified network. The industry is seeing evidence of this in several areas such as the offering of telephone service by Internet providers and television service by phone carriers.
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
      Pursue High Growth Market Opportunities. We will continue to apply our diverse product portfolio and research and development expertise to engineer, manufacture, and support innovative products for strategic, high growth markets, such as wireless radio access networks and VoIP service offerings. At the beginning of 2001, we derived minimal revenue from our wireless products. At that time, we began dedicating separate significant resources to designing products serving the wireless market. We have successfully gained a position in this market, as evidenced by products deployed in the wireless market accounting for 57% of our total net revenue in 2004.
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
      The MASTERseries, which is typically located at a cell site, optimizes wireless backhaul traffic for analog and digital base stations, E911 location devices and data devices in a single, highly reliable platform. The MASTERseries provides bandwidth capacities from four to 32 T1/E1 circuits.

BROADway — access integration platform for wireless aggregation and consolidation
      The BROADway product allows wireless carriers to connect their cell sites and mobile switch centers. The BROADway is used primarily at wireless hub locations to optimize backhaul, provide remote access and management of equipment, monitor T1 line performance, and enable carriers to add bandwidth and new revenue-generating services. The BROADway provides bandwidth capacities from T-1/E-1 to OC-3 circuits.
Sales, Marketing and Customer Support
      Our sales model consists of indirect sales to distributors and OEMs and direct sales to end-users who are wireline and wireless carriers. Our sales force works with distributors and OEMs to identify potential customers and provide pre- and post-sales support to our carrier customers and other end-users. For the year ended December 31, 2004, sales to distributors and OEMs accounted for 47% of our net revenue and direct sales to end-users accounted for 53% of our net revenue. For the year ended December 31, 2004, direct sales to one of our customers, T-Mobile, accounted for approximately 10% of our revenue and direct sales to Ericsson accounted for approximately 20% of our revenue. For the year ended December 31, 2003, sales to distributors and OEMs accounted for 41% of our net revenue and direct sales to end-users accounted for 59% of our net revenue. For the year ended December 31, 2003, direct sales to four customers each accounted for over 10% of our revenue: T-Mobile accounted for 17%, XO Communications accounted for 12%, Walker and Associates accounted for 11%, and Nortel accounted for 11%. Please note that these percentages have changed from when we originally filed our Annual Report on Form 10-K as a result of the restatement. For more information, see Note 3 of Notes to Consolidated Financial Statements. We typically ship products soon after receipt of the customers’ orders and, accordingly, our backlog has typically not been significant.
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
      Customer Service and Support. Based on customer support calls, ongoing customer support is critical to maintaining and enhancing relationships with carriers, end-users and distributors. The carrier and end-user support group has five functions: new product development that provides for product ideas and enhancements based on customer requirements through the pre- and post-sales support effort; inbound technical support which focuses on pre-and post-sales calls made to us by our customers; outbound application support and response to proposed quotation requests; training, including installation and application development training for customers, sales engineers, and employees; and reporting and analysis based on the automated trouble ticket and returned material systems.
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

RISK FACTORS
      Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained and incorporated in this Annual Report on Form 10-K/A, before you decide to invest in our common stock. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.
If we are not current in our SEC filings, we will face several adverse consequences.
      NASDAQ has notified us that we must file all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before March 31, 2005. Until we file our Form 10-Q for the quarter ended March 31, 2005, or if we are unable to remain current in our financial filings, we will not be able to issue securities or have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans). In addition, our affiliates and other individuals holding restricted stock will not be able to sell our securities pursuant to Rule 144 under the Securities Act until we become current in our SEC filings. Finally, we will not be eligible to use a “short form” registration statement on Form S-3 until we have timely filed all SEC reports required to be filed for a twelve-month period. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain key employees.
Our common stock may be delisted from the NASDAQ National Market and transferred to the Over-the-Counter (“OTC”) Bulletin Board, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.
      If we fail to keep current in our SEC filings, our common stock may be delisted from the NASDAQ National Market and subsequently would trade on the OTC Bulletin Board. The OTC Bulletin Board is generally considered less efficient than the Nasdaq National Market. If our common stock is traded on the OTC Bulletin Board, our stockholders could find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. The trading of our common stock on the OTC Bulletin Board could also increase the level of volatility in our stock price, could result in a decrease in the price of our common stock and could reduce the level of liquidity available to our stockholders. In addition, the trading of our common stock on the OTC Bulletin Board will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. A company trading on the OTC Bulletin Board cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and transfer to the OTC Bulletin Board may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
We have been unable to predict accurately the costs associated with evaluating our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and may continue to be unable to do so in the future.
      We have been unable to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. Costs of compliance were significantly larger than originally anticipated in 2004, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, our business could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could negatively impact the trading price of our stock.
      Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement including control deficiencies that may constitute material weaknesses. As more fully described in Item 9A of this Annual Report on Form 10-K/A, as of December 31, 2004, our management concluded that we did not maintain effective controls over certain aspects of our review of our statements of cash flow and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004, and for each of the quarters therein.
      A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
      Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our quarterly revenues decreased in the third and fourth quarters of 2004, resulting in a decrease in net revenue from $58.1 million in the first six months to $37.4 million in the last six months of 2004. We cannot be certain that our annual and quarterly revenue will not fluctuate in the future.
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
The unpredictability of our quarterly results may adversely affect the trading price of our common stock.
      Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our revenues and results include the following:

•	Fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

•	The cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	The failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy;

•	The length and variability of the sales cycle for our products; and

•	The timing of revenue recognition and amount of deferred revenues.
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
      A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 16%, 11% and 7% of our net revenue in 2002, 2003 and 2004, respectively. In addition, one OEM customer accounted for over 10% of our net revenue in the year ended December 31, 2004. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and deterioration in our operating results.
      In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.1 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, we cannot assure you that any future bad debts that we incur will not exceed our reserves. Furthermore, we cannot assure you that the financial instability of one or more of our distributors will not result in decreased net revenue for us and deterioration in our operating results. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors in the future could harm our business by, among other things, reducing the demand for our products and creating conflicts with other distributors and our direct sales efforts.
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
      A significant portion of our net revenue has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the year ended December 31, 2004, we sold directly to T-Mobile who accounted for approximately 10% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.
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
      Our sales cycle averages approximately four to 24 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or carrier’s budgetary constraints including the timing of expenditures;

•	consolidation and merger discussions between wireless and wireline carriers;

•	outsourcing of inventory management by a distributor or OEM customer;

•	a distributor’s, OEM’s or carrier’s internal acceptance reviews;

•	a distributor’s, OEM’s or carriers staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a carrier’s product offerings;

•	the possibility of cancellation or delay of projects by distributors, OEMs or carriers; and

•	the possibility of a regulatory investigation of our distributors, OEMs or carriers.
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
      We are experiencing rapid consolidation in our customer base. During the past 12 months a number of large mergers in the telecommunications industry have been announced, including the following: Cingular Wireless and AT&T wireless, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.
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
      We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE when we were first certified in the fourth quarter of 2001 and with Network Equipment Building Standards Level 3 since we were first certified in April 1998. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products. Telecordia, formerly known as Bellcore, developed the Osmine program, which is a process designed to ensure that all of the network equipment used by Regional Bell Operating Companies, or RBOCs, can be managed by the same software programs. NEBS, or Network Equipment Building Standards, are a set of performance, quality and safety requirements — which were developed internally at Bell Labs and later at Telcordia — for network switches. RBOCs and local exchange carriers rely on NEBS-compliant hardware for their central office telephone switching. We cannot assure that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.
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
      As of March 14, 2005, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 39% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary, former CFO and Corporate Development Officer, are married. As of March 14, 2005, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	PROPERTIES
      We own our principal administrative, sales and marketing, research and development, and support facilities consisting of approximately 64,000 square feet of office space in Boulder, Colorado.
      We lease two other facilities in Boulder, Colorado. We lease approximately 39,000 square feet of manufacturing and warehouse space in a facility located outside of Boulder under a lease that was to expire on November 30, 2005. We have a lease for a warehouse of approximately 57,000 square feet in Boulder, Colorado, which expires on November 22, 2005. We vacated this space in February 2003 as part of our 2002 restructuring plan.
      In addition, we lease facilities in three other states: Connecticut, Oklahoma and Virginia. Leases that we acquired from Paragon of approximately 12,800 square feet in Brookfield, Connecticut, and approximately 10,100 square feet in Bethel, Connecticut, expired December 31, 2004. We signed a one-year extension on the Brookfield lease. Our lease for space in Tulsa, Oklahoma, is used for research and development and consists of approximately 16,000 square feet of space and was to expire on April 30, 2005. In March of 2005, we extended the lease to April 30, 2006, but reduced our occupancy from 16,000 square feet to 8,617 square feet. We are currently leasing 17,000 square feet of space in Roanoke, Virginia, with an expiration date of November 30, 2007. We are currently occupying approximately 7,000 square feet of this space and are seeking to sublease the remaining approximate 10,000 square feet. We were also occupying approximately a 2,000 square foot sales office in Ottawa, Canada. This lease expired on June 30, 2005.
      In October 2002, we closed a research and development facility in Camarillo, California. The Camarillo lease consisted of approximately 14,500 square feet and expires on August 31, 2005.
      All leased and owned space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS
Securities Action
      Beginning on June 3, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al, Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaints are based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003.
      Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening [sic], et al. Case No. 05-cv-1134-RPM. These actions are expected to be consolidated in August 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph.

      Management believes that the claims in the class action are without merit. Because these lawsuits are at a very preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The names, ages and positions of all our executive officers as of March 14, 2005 are listed below, followed by a brief summary of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders and serve until their successors are appointed. There are no arrangements or understandings between any officer and any other person pursuant to which an officer was selected. Mr. Koenig and Ms. Pierce are married.

Name	Age	Position

Roger L. Koenig	51	President and Chief Executive Officer
Nancy Pierce	47	Corporate Development Officer and Secretary
Gary Gatchell*	48	Executive Vice President, Treasurer and Chief Financial Officer

*	Note: Mr. Gatchell was appointed as an executive officer in June of 2005
      Roger L. Koenig. Mr. Koenig has served as our President, Chief Executive Officer and Chairman of the Board since our formation in September 1992. Prior to co-founding Carrier Access, Mr. Koenig served as President of Koenig Communications Inc., an equipment systems integration and consulting firm in San Jose, California, from 1987 to 1992. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.
      Nancy Pierce. Ms. Pierce has served as our Corporate Development Officer since April 2000 and has been a Director and Secretary since our incorporation in September 1992. From November 2004 to June 2005, Ms. Pierce also served as our interim Chief Financial Officer. Ms. Pierce previously served as our Corporate Controller, Chief Financial Officer, Vice President of Finance and Administration and Treasurer from September 1992 through April of 2000. Prior to co-founding Carrier Access, Ms. Pierce served as the Controller of Koenig Communications, Inc., a systems integration and consulting firm and held positions at IBM Corporation and ROLM Corporation. Ms. Pierce earned a B.S. degree from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.
      Gary Gatchell. Mr. Gatchell has served as our Chief Financial Officer since June 2005. From January 2004 to June 2005, Mr. Gatchell provided professional financial and consulting services, including Sarbanes-Oxley compliance work. Previously, Mr. Gatchell was the CFO of Voyant Technologies, Inc., a leading provider of audio conferencing equipment, from August 1999 to January 2004. Prior to becoming CFO at Voyant, Mr. Gatchell was CFO at Intertech Plastics and was an audit manager at KPMG. Mr. Gatchell is an actively registered Certified Public Accountant and has a Master of Accountancy degree from The University of Denver.

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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/ A. For the years ended December 31, 2004 and 2003, the data in the table below reflects the restatement of results for those years (see below and Note 3 of Notes to Consolidated Financial Statements to our consolidated financial statements in Item 8 of this Form 10-K/ A).

	Year Ended December 31,

				2003	2004
	2000	2001	2002	(As restated)	(As restated)

	(Dollars thousands)
Revenues, net	$148,050	$100,706	$50,247	$62,472	$95,493
Gross Profit	$81,281	$46,616	$17,102	$26,386	$40,112
Operating income (loss)	$23,269	$(27,051)	$(52,267)	$1,070	$(4,578)
Net income(loss)	$18,550	$(14,855)	$(52,655)	$1,512	$(1,779)
Income (loss) per share:
Basic	$0.76	$(0.60)	$(2.13)	$0.06	$(0.05)
Diluted	$0.74	$(0.60)	$(2.13)	$0.06	$(0.05)
Working Capital	$99,851	$91,597	$56,324	$67,454	$142,047
Total Assets	$154,999	$133,017	$76,437	$107,426	$184,135
Stockholders’ equity	$132,797	$118,593	$66,114	$88,448	$168,141

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
      This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, expectations regarding, customer revenue mix, sources of revenue, gross margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K/ A. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K/ A are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K/ A.
Restatement of Consolidated Financial Statements
      On May 2, 2005, we announced certain issues had been identified relating to the proper timing of revenue recognized from certain customer transactions. Additionally, we announced that in response to the issues identified we were performing a detailed review of our customer relationships including the timing of certain revenue.

      During the course of our detailed review of customer relationships, we determined that the accounting with respect to certain prior period transactions required adjustment. As a result, on May 20, 2005 we announced that, although we were still in the process of performing a detailed review of all significant customer relationships, we had determined that we would restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2003 and 2004. We subsequently identified additional adjustments which resulted in our decision to restate the previously issued financial statements for the year ended December 31, 2003. This Form 10-K/A includes restated financial statements and related financial information for the years ended December 31, 2003 and 2004, and restated quarterly information for all the fiscal quarters of 2003 and 2004. The restated financial statements include a number of adjustments that impact previously reported revenue, cost of sales, accounts receivable and inventory reserves. The restated financial statements also include related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. See the following paragraphs and refer to Note 3 of Notes to Consolidated Financial Statements for more detailed discussions of the restatement.
      Material weaknesses in our internal control over financial reporting as of December 31, 2004 have been identified and reported to our audit committee. Please see “Item 9A. Controls and Procedures” below for a description of these matters, and of certain of the measures that we have implemented during 2005 to date, as well as additional steps we plan to take to strengthen our internal control over financial reporting.
      Other than our Form 10-K for the year ended December 31, 2004, we do not anticipate amending our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for any prior periods. As such, the consolidated financial statements and related consolidated financial information contained in previously filed reports for the years ended December 31, 2003 and 2004 and for the quarterly reports during 2003 and 2004 should no longer be relied upon.
      The net effects of all of the restatement adjustments on the statements of operations and balance sheet accounts are described and presented below as of the dates and for the periods indicated in the tables that follow. The amounts as of and for the years ended December 31, 2003 and 2004 are derived from our audited financial statements, as restated, which are contained herein. We have amended each item of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 that has been affected by the restatement.
      The following is a summary of issues involved with the restatement:
Passage of Title
      In the course of preparing our condensed financial statements for the quarter ended March 31, 2005, a transaction was identified whereby the underlying contract indicated that title passage occurred upon delivery to the customer whereas we had historically recognized revenues from this customer and all other customers based on our sales order acknowledgement which stated title passage and risk of loss occurred upon shipment from our facility. We then initiated a detailed review of all significant customer relationships to evaluate whether, historically, there was sufficient evidence to conclude that title and risk of loss had passed to each customer upon shipment. In connection with these detailed reviews, we determined that, for certain customers, the sales order acknowledgements were not sufficient to conclude that title and risk of loss had passed upon shipment. Accordingly, we decided revenue and cost of sales for products shipped to these customers should have been recognized upon delivery in our previously reported financial results. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue. In our restated financial statements, revenue recognition for shipments which occurred at the end of calendar quarters has now been delayed until the following quarter.
Probability of Collection
      During our detailed review of customer relationships we determined that we should not have recognized revenue for transactions with certain distributors where it appeared that the customer may not have been sufficiently capitalized and their ability to pay is contingent upon their resale of our product. Under accounting principles generally accepted in the U.S., if realization of revenue is contingent upon sell-through it is not appropriate to recognize revenue until sell-through occurs or upon receipt of cash. As we did not have sufficient visibility into these distributors’ sales activities, we concluded that all sales to these distributors should have been recorded as revenue upon the receipt of cash. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue. We expect that the $4.5 million reduction in 2004 revenue related to this adjustment will be recognized as revenue when we receive cash from the distributors.
Undelivered Elements
      During our detailed review of customer relationships we determined that certain arrangements contained obligations to provide training, support and other deliverables that had not previously been accounted for as separate elements of the arrangement. Generally accepted accounting principles in the U.S. require accounting for each separate element and that a portion of the arrangement fee be allocated to each of those separable elements using an appropriately methodology. We had not previously allocated any arrangement fee to these other deliverables. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue.
Inventory Valuation
      In the course of assembling the information for the restatement of our consolidated financial statements, it was discovered that we had reduced inventory reserves in situations that we had determined that the products were saleable. Generally accepted accounting principles in the U.S. provide that once inventory has been written down below cost as the close of a fiscal accounting period, it should not be written back up. As a result, we completed a detailed analysis of our reserves activity for each component in inventory. We have restated our previously reported financial results for 2003 and 2004 and for interim periods therein to correct for this issue.
Restatement Summary
      The following tables are a reconciliation of the statements of operations and balance sheets as previously reported to amounts as restated for the periods indicated, in thousands:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Revenues, as previously reported	$62,556	$101,375
Restatement adjustments:
Passage of title	(84)	(1,154)
Probability of collection	—	(4,514)
Undelivered elements	—	(214)

Total restatement adjustments	(84)	(5,882)

Revenues, as restated	$62,472	$95,493

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Net income, as previously reported	$2,458	$899
Restatement adjustments:
Passage of title	(34)	(459)
Probability of collection	—	(2,170)
Undelivered elements	—	(230)
Inventory valuation	(912)	181

Total restatement adjustments	(946)	(2,678)

Net income (loss), as restated	$1,512	$(1,779)

	December 31,	December 31,
	2003	2004

Total assets, as previously reported	$107,542	$187,166
Restatement adjustments:
Accounts receivable	(84)	(5,752)
Inventory	50	3,089
Inventory valuation	(912)	(731)
Deferred income taxes	830	363

Total adjustments	(116)	(3,031)

Total assets, as restated	$107,426	$184,135

Total liabilities, as previously reported	$18,148	$15,401
Restatement adjustments:
Deferred revenue	—	214
Accrued liabilities	—	16
Deferred income taxes	830	363

Total adjustments	830	593

Total liabilities, as restated	$18,978	$15,994

Total stockholders’ equity, as restated	$88,448	$168,141

Total liabilities and stockholders’ equity, as restated	$107,426	$184,135

The effects of the restatement adjustments have been included in the following discussion and analysis of financial condition and results of operations.
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
      We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to 13%, 13% and 57%, respectively, in 2004. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the year ended December 31, 2004, direct sales to two customers each accounted for over 10% of our revenue: Ericsson accounted for approximately 20% and T-Mobile accounted for approximately 10%.

      When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for salary-related expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we started to see in 2003 and the first half of 2004. However, we believe current economic conditions and industry consolidation may continue to cause our customers and potential customers to defer and reduce capital spending.
      Historically, most of the sales of our products have been through a limited number of distributors. Walker & Associates accounted for 16% in 2002, 11% in 2003 and 7% in 2004. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. For the year ended December 31, 2004, Ericsson, an OEM, accounted for 20% of net revenue, and we sold directly to a carrier, T-Mobile, who accounted for approximately 10% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.
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
Presentation
      The results for 2004 and 2003 presented below are “As Restated.” Please refer to Note 3 of Notes to Consolidated Financial Statements in this Form 10-K/A. The analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. In addition to the discussion of the historical information that reviews the current reporting presentation of our consolidated financial statements, an overview of the operational results is provided below. Unless otherwise indicated, all information is presented in accordance with GAAP.
Results of Operations

Years Ended December 31, 2002, 2003 and 2004

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
		As restated	As restated	As restated	As restated	As restated	As restated
Net Revenue	$50,247	$62,472	$95,493	$12,225	24%	$33,021	53%
Cost of Goods Sold	$33,145	$36,086	$55,381	$2,941	9%	$19,295	53%
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
      A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In 2002, 2003 and 2004, 23% of our net revenue was derived from 14, 16, and 24 orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was and continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors, OEMs and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
		As restated	As restated	As restated	As restated	As restated	As restated
Gross Profit	$17,102	$26,386	$40,112	$9,284	54%	$13,726	52%
Gross Margin	34%	42%	42%		8%		0%
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

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
		As restated	As restated	As restated	As restated	As restated	As restated
Sales and Marketing	$18,259	$11,776	$15,963	$(6,483)	(36)%	$4,187	36%
General and Administrative	9,823	5,362	7,198	(4,461)	(45)%	1,836	34%
Goodwill and intangible asset amortization	216	262	1,268	46	21%	1,006	384%
Asset impairment charges	9,795	—	—	(9,795)	(100)%	—	N/A
Restructuring	1,981	—	218	(1,981)	(100)%	218	N/A
Settlement expenses	—	—	2,138	—	—	2,138	N/A
Bad debt expense (recovery)	5,567	(3,085)	(289)	(8,652)	(155)%	2,796	91%
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
      Settlement expenses increased in 2004 as a result of the settlement amount and legal expenses of $1.2 million associated with the SMTC lawsuit.
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
      Interest and other income, net for 2004 increased due to $1.1 million of interest earned on increased cash and cash equivalent balances from our public stock offering that we completed in February 2004, which resulted in net proceeds of $78.4 million. We also were released from an accrued liability as part of a bankruptcy settlement agreement that resulted in a net gain of $1.0 million. In addition, we recognized a gain of $143,000 related to the sale of our assets.
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
Liquidity and Capital Resources

			2003 to 2004	2003 to 2004
	2003	2004	Variance in $’s	Variance in %

	(In thousands, except percentages) As restated
	As restated	As restated	As restated	As restated
Working Capital	$67,454	$142,047	$74,593	111%
Cash, cash equivalents and marketable securities	$36,542	$108,683	$72,141	197%
Total assets	$107,426	$184,135	$76,709	71%

				2002 to 2003	2002 to 2003	2003 to 2004	2003 to 2004
	2002	2003	2004	Variance in $’s	Variance in %	Variance in $’s	Variance in %

	(In thousands, except percentages)
Net cash provided (used) by:
Operating activities	$(9,211)	$9,638	$(59)	$18,849	205%	$(9,697)	(101)%
Investing activities	$(644)	$(8,932)	(27,810)	$(8,288)	(1,287)%	$(18,878)	(211)%
Financing activities	$14	$1,601	$81,590	$1,587	11,336%	$79,989	4,996%
      At December 31, 2004, our principal sources of liquidity included cash and cash equivalents and marketable securities available for sale of approximately $108.7 million. At December 31, 2004, our working capital was approximately $142.0 million. In February of 2004, we completed a stock offering, which generated additional cash of approximately $78.4 million.
      Cash used by operations was $59,000 for the year ended December 31, 2004 contrasted to $9.6 million provided by operations in 2003. The change was primarily due to a decrease in net income of $3.3 million and the receipt of our income tax refund of $7 million in 2003. Our lower net income in 2004 was impacted in part by increased non-cash charges for depreciation and decreases in recoveries of doubtful accounts. Inventory and accounts payable were the primary uses of cash in 2004.
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
      Our net inventory levels increased approximately $6.7 million to $32.0 million at December 31, 2004 from $25.3 million at December 31, 2003. The increase was primarily the result of product buildup in anticipation of the 53% increase in product sales.
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
      Revenue Recognition. We recognize revenue from product sales using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104. Our revenue from sales of products is recognized upon shipment or delivery based upon shipping terms, provided there is evidence of an arrangement, the fee is fixed and determinable and collectibility is reasonably assured. Certain customers have the right to return products for a limited time after shipment as part of a stock rotation program. Revenue is reduced by estimated stock rotation returns based upon historical return rates. If future returns exceed estimates, revenue would be further reduced.
      When collectibility is not reasonably assured, revenue is not recorded until such time as collection becomes reasonably assured, which is generally upon the receipt of cash. We assess reasonable assurance of collectibility based on a number of factors, including past transaction history and the creditworthiness of the customer. We generally recognize revenue upon shipment to resellers and distributors unless they are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of the Company’s product. If reliable reporting from the reseller or distributor exists, revenue is recognized when the reseller or distributor sells the product to an end-user (“sell through”). For multiple element arrangements, the fair value of the individual elements is determined primarily based on sales prices when the products and services are sold separately. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement.
      For all sales, a binding contract, purchase order or another form of documented agreement is used as evidence of an arrangement with the customer. Sales to distributors may be evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. Delivery is considered to occur upon shipment the product, so long as title and risk of loss have passed to the customer. At the time of the transaction the company assesses whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If it is determined the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed and determinable.

      For arrangements with customers that include acceptance provisions, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.
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
      Warranty Reserves. We offer warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While our warranty costs have historically been within our expectations and the provisions established, we could not guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates or the costs to repair our products could have a material adverse impact on our operating results.

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
      Employee Stock Options. As further explained in Note 1(n) and Note 9 in Notes to Consolidated Financial Statements, stock options are granted to employees, consultants and directors. Upon vesting, an option becomes exercisable; that is, the option holder can purchase a share of our common stock at a price that is equal to the share price on the day of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits companies either to continue accounting for stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” or to adopt a fair-value-based method to measure compensation cost. We currently account for our stock-based compensation plans under the “intrinsic value” recognition and measurement principles of APB No. 25 and provide supplemental information in Notes to Consolidated Financial Statements as if we used the fair value recognition provisions of SFAS No. 123. Under SFAS No. 123, an option is valued on grant day, and then expensed evenly over its vesting period. We use the Black-Scholes option valuation model to estimate the option’s fair value. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over the most recent period equal to the expected option life. Additionally our share price on grant day influences the option value. The higher the share price, the more the option is worth. Changes in the option value after grant day are not reflected in expense.

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
As discussed in note 3, the consolidated financial statements as of and for the years ended December 31, 2003 and 2004 have been restated to reflect adjustments related to revenue recognition and inventory valuation allowances.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Boulder, Colorado
March 21, 2005, except as to notes 3 and 12, which are as of August 1, 2005

CARRIER ACCESS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands)
	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$17,207	$70,928
Marketable securities available for sale	19,335	37,755
Accounts receivable, net of allowance for doubtful accounts and returns of $871 and $359 in 2003 and 2004, respectively	18,249	11,949
Income tax receivable	83	161
Deferred income taxes	830	363
Inventory, net	25,273	32,009
Prepaid expenses and other	4,625	4,513

Total current assets	85,602	157,678
Property and equipment, net of accumulated depreciation and amortization of $15,538 and $18,585 in 2003 and 2004, respectively	7,012	12,239
Goodwill	6,748	7,588
Intangibles, net of amortization of $262 and $1,580 in 2003 and 2004, respectively	7,692	6,412
Other assets	372	218

Total assets	$107,426	$184,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,862	$11,246
Accrued compensation payable	2,905	2,917
Accrued restructuring	536	260
Deferred rent	912	189
Other accrued liabilities	933	1,019

Total current liabilities	18,148	15,631
Deferred income taxes	830	363

Total liabilities	18,978	15,994

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.001 par value, 60,000 authorized, 26,588 shares issued and outstanding at December 31, 2003, 34,479 shares issued and outstanding at December 31, 2004	27	34
Additional paid-in capital	106,571	188,147
Deferred stock compensation	(12)	—
Accumulated deficit	(18,131)	(19,910)
Accumulated other comprehensive income (loss)	(7)	(130)

Total stockholders’ equity	88,448	168,141

Commitments and contingencies (Note 12)
Total liabilities and stockholders’ equity	$107,426	$184,135

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
		As restated	As restated
Revenue, net of allowances for sales returns	$50,247	$62,472	$95,493
Cost of sales	33,145	36,086	55,381

Gross profit	17,102	26,386	40,112

Operating expenses:
Sales and marketing	18,259	11,776	15,963
Research and development	23,728	11,001	18,194
General and administrative	9,823	5,362	7,198
Goodwill and intangible asset amortization	216	262	1,268
Asset impairment charges	9,795	—	—
Restructuring charge	1,981	—	218
Settlement expenses	—	—	2,138
Bad debt expense (recovery)	5,567	(3,085)	(289)

Total operating expenses	69,369	25,316	44,690

Income (loss) from operations	(52,267)	1,070	(4,578)
Interest income	715	353	1,652
Other income (expense), net	(1)	—	1,135

Income (loss) before income taxes	(51,553)	1,423	(1,791)
Income taxes (benefit)	1,102	(89)	(12)

Net income (loss)	$(52,655)	$1,512	$(1,779)

Income (loss) per share:
Basic	$(2.13)	$0.06	$(0.05)
Diluted	$(2.13)	$0.06	$(0.05)
Weighted average common shares outstanding:
Basic	24,754	24,815	32,546
Diluted	24,754	26,545	32,546
See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2002, 2003, and 2004

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other	Total
			Paid-In	Deferred Stock	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Equity

BALANCES AT DECEMBER 31, 2001	24,740	$25	$85,973	$(466)	$33,012	$49	$118,593
Exercise of stock options	31	—	14	—	—	—	14
Amortization of deferred stock compensation	—	—	—	199	—	—	199
Forfeitures of stock options	—	—	(202)	202	—	—	—
Comprehensive loss:
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(37)	(37)
Net loss							(52,655)

Total comprehensive loss							(52,692)

BALANCES AT DECEMBER 31, 2002	24,771	25	85,785	(65)	(19,643)	12	66,114
Exercise of stock options	482	1	1,600	—	—	—	1,601
Shares issued in connection with acquisition	1,335	1	19,162	—	—	—	19,163
Amortization of deferred stock compensation	—	—	—	53	—	—	53
Stock options issued for services	—	—	24	—	—	—	24
Comprehensive Income:							—
Net change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(19)	(19)
Net income (as restated)					1,512		1,512

Total comprehensive income (as restated)							1,493

BALANCES AT DECEMBER 31, 2003 (As restated)	26,588	27	106,571	(12)	(18,131)	(7)	88,448
Exercise of stock options	1,066	—	3,211	—	—	—	3,211
Sale of common stock in public offering, net of offering costs of $5,228	6,825	7	78,372	—	—	—	78,379
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of stock options	—	—	(7)	7	—	—	—
Comprehensive Income:
Net change in unrealized gain (loss) on investments, net of tax		—	—	—	—	(123)	(123)
Net loss (as restated)					(1,779)		(1,779)

Total comprehensive loss (as restated)							(1,902)

BALANCES AT DECEMBER 31, 2004 (As restated)	34,479	$34	$188,147	$—	$(19,910)	$(130)	$168,141

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year end December 31,

	2002	2003	2004

	(In thousands)
		As restated	As restated
Cash flows from operating activities:
Net income (loss)	$(52,655)	$1,512	$(1,779)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	5,759	4,062	4,547
Provisions for (recoveries of) doubtful accounts	5,567	(3,085)	(289)
Provisions for (recoveries of) inventory obsolescence	3,619	1,112	1,152
Asset impairment charges	9,795	—	—
Stock-based compensation	199	77	5
Deferred income tax expense (benefit)	7,319	—	—
Gain on sale of asset			(143)
Changes in operating assets and liabilities:
Accounts receivable	3,643	(4,681)	6,589
Income tax receivable	1,479	6,906	(78)
Inventory	8,747	1,500	(7,888)
Prepaid expenses and other	1,418	(3,370)	228
Accounts payable	(3,427)	5,540	(1,772)
Accrued compensation payable	(2,024)	777	(672)
Accrued restructuring	1,586	(1,050)	(276)
Other liabilities	(236)	338	317

Net cash provided (used) by operating activities	(9,211)	9,638	(59)

Cash flows from investing activities:
Purchase of equipment and real property	(1,651)	(770)	(9,285)
Proceeds from the sale of property	—	—	368
Purchase of marketable securities	(11,359)	(18,617)	(53,318)
Sales of marketable securities available for sale	12,366	10,091	34,775
Net cash acquired (paid) in the purchase of Paragon	—	364	(350)

Net cash used by investing activities	(644)	(8,932)	(27,810)

Cash flows from financing activities:
Proceeds from exercise of stock options	14	1,601	3,211
Proceeds from stock offering	—	—	83,606
Stock issuance costs	—	—	(5,227)

Net cash provided by financing activities	14	1,601	81,590

Net increase (decrease) in cash and cash equivalents	(9,841)	2,307	53,721
Cash and cash equivalents at beginning of year	24,741	14,900	17,207

Cash and cash equivalents at end of year	$14,900	$17,207	$70,928

Supplemental disclosure of cash flow information and investing and financing activities:
Common stock issued for acquisition	$—	$19,163	$—

Accounts receivable in exchange for notes receivable	$775	$—	$—

Cash paid (received) for income taxes	$(7,180)	$(6,995)	$50

See accompanying notes to consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2003, and 2004
Restatement
      The 2003 and 2004 consolidated financial statements and related financial information included herein have been restated to correct for certain accounting errors. For further details on the nature of the errors and the related effects on our previously issued consolidated financial statements see Note 3 — Restatement of Results. Where appropriate, restated balances have been identified with the notation “as restated”. Throughout these notes, the term “previously reported” will be used to refer to balances from 2003 and 2004 consolidated financial statements as reported prior to correction for the errors.

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
      h. Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles. Intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) are initially recorded and measured at their fair value. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are expensed as incurred. Intangible assets with definite useful lives are amortized over such useful lives, which range from five to seventeen years, and are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist. Acquired goodwill and certain other intangible assets with indefinite lives, if any, are not amortized. Instead goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) The Company assesses goodwill for a potential impairment loss by comparing the fair value of its reporting unit with its carrying value, and (ii) if an impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has determined that it has one reporting unit and therefore, the Company’s annual impairment tests for goodwill are performed at the consolidated level. As a result of its assessment in 2002, the Company recorded impairments of goodwill and other intangibles of $9.0 million in 2002. There were no impairments recorded in 2004.
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
      j. Revenue Recognition. Revenue is recognized from product sales using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104. Revenue from sales of products is recognized upon shipment or delivery based upon shipping terms, provided there is evidence of an arrangement, the fee is fixed and determinable and collectibility is reasonably assured. Certain customers have the right to return products for a limited time after shipment as part of a stock rotation program. Revenue is reduced by estimated stock rotation returns based upon historical return rates. If future returns exceed estimates, revenue would be further reduced.
      When collectibility is not reasonably assured, revenue is not recorded until such time as collection becomes reasonably assured, which is generally upon the receipt of cash. Reasonable assurance of collectibility is based on a number of factors, including past transaction history and the creditworthiness of the customer. Revenue is generally recognized upon shipment to resellers and distributors unless they are thinly capitalized and their ability to pay is contingent upon their resale of the Company’s product. If reliable reporting from the reseller or distributor exists, revenue is recognized when the reseller or distributor sells the product to an end-user (“sell through”). For multiple element arrangements, the fair value of the individual elements is determined primarily on sales prices when the products and services are sold separately. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement.
      For all sales, a binding contract, purchase order or another form of documented agreement is used as evidence of an arrangement with the customer. Sales to distributors may be evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. Delivery is considered to occur when upon shipment of the product, so long as title and risk of loss have passed to the customer. At the time of a transaction the Company assesses whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If it is determined the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed and determinable.
      For arrangements with customers that include acceptance provisions, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. During January and February of 2001, Carrier Access provided approximately $1.3 million of sales credits to its customer WinStar for products that WinStar had purchased, paid for, and returned through stock rotation. In April of 2001, WinStar voluntarily filed for Chapter 7 federal bankruptcy. On December 1, 2004, under the terms of the settlement agreement, the Company was required by the Bankruptcy Court order to pay the Chapter 7 Trustee for WinStar $135,000 and received an unconditional release of all claims, actions, liabilities, and debts. In accordance with guidance provided by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because the Company was “judicially” released by the Bankruptcy Court, the liability was derecognized. The Company recorded the resulting $1.0 million gain as “other income”.
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

	2002	2003	2004

	(In thousands, except
	per share amounts)
		As Restated	As Restated
Basic earnings (loss) per share computation
Net income (loss)	$(52,655)	$1,512	$(1,779)

Weighted average shares outstanding — basic	24,754	24,815	32,546

Basic earnings (loss) per share	$(2.13)	$0.06	$(0.05)

Diluted earnings (loss) per share computation
Net income (loss)	$(52,655)	$1,512	$(1,779)

Weighted-average shares
Average shares outstanding-basic	24,754	24,815	32,546
Net shares assumed issued through exercises of stock options	—	1,730	—

Average shares outstanding-diluted	24,754	26,545	32,546

Diluted earnings (loss) per share	$(2.13)	$0.06	$(0.05)

      As a result of the Company’s net losses for the years ended December 31, 2002 and December 31, 2004, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 3,589,395 for 2002, and 655,244 for 2004.
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
      The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation had been applied to each of the years in the three-year period ended December 31, 2004 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2003	2004

		As Restated	As Restated
	(In thousands)
Net income (loss)	$(52,655)	$1,512	$(1,779)
Add back: Stock-based employee compensation expense, as reported	199	53	5
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(1,644)	(1,259)	(4,169)

Net income (loss)	$(54,100)	$306	$(5,943)

Income (loss) per share — basic, as reported	$(2.13)	$0.06	$(0.05)
Income (loss) per share — diluted, as reported	$(2.13)	$0.06	$(0.05)
Income (loss) per share — basic and diluted, as adjusted	$(2.19)	$0.01	$(0.18)

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
      Beginning January 1, 2006, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, “Accounting for Stock Based Compensation (revised).” See note 2.
      o. Warranty Costs. The Company provides warranties of various lengths to customers depending on the specific product and the terms of the customer purchase agreements. The Company has accrued for its warranty obligations based on historical experience and management’s estimate of future warranty costs to be incurred. Charges and accruals to the warranty liability are summarized as follows:

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
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement will become effective for the Company beginning January 1, 2006.
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

      The Company has not determined the method it will use upon adoption of SFAS No. 123(R).
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on the financial position or cash flows. The impact of the adoption of SFAS No. 123(R) cannot be predicted with certainty at this time because it will depend on the share based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. The Company has not assessed the impact of this provision on net operating loss carryforwards.
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
      In May of 2005, SFAS Statement No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed Statement. The Statement is not expected to have a material impact on the Company’s results of operations or financial position.

3.	Restatement
      The 2003 and 2004 consolidated financial statements and related financial information have been restated to correct for certain accounting errors. The restated financial statements include a number of adjustments that impact previously reported revenue, costs of sales, accounts receivable and inventory reserves. The restated financial statements also include related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. A summary of the restatement adjustments follows. Restated information for each of the quarters in 2003 and 2004 is presented in note 13.
Passage of Title
      Sales transactions were identified for which revenue should have been recognized upon delivery rather than upon shipment. For certain of these transactions, shipments occurred at a quarter or year-end and the deliveries did not occur until the beginning of the next accounting period. Adjustments were made to record the revenue and related cost of sales for these transactions in the appropriate periods.

Probability of Collection
      Revenue was recognized upon shipment for sales to certain distributors that may not have been sufficiently capitalized to pay the Company unless the Company’s products were sold through to an end user. If realization of revenue is contingent upon sell-through it is not appropriate to recognize revenue until sell-through occurs or upon receipt of cash. The Company made adjustments to recognize revenue for sales to these distributors upon receipt of cash rather than upon shipment of product.
Undelivered Elements
      It was determined that certain customer arrangements contained obligations to provide training, support and other deliverables that had not previously been accounted for as separate elements of the arrangement. Generally accepted accounting principles in the U.S. require accounting for each separate element and that a portion of the arrangement fee be allocated to each of those separable elements using an appropriately methodology. The Company made adjustments to account for the separate elements which, for some arrangements, resulted in the deferral of a portion of the revenue from the arrangements.
Inventory Valuation
      It was discovered that the Company had reduced inventory reserves in situations in which it was determined that the products were saleable. Generally accepted accounting principles in the U.S. provide that once inventory has been written down below cost as the close of a fiscal accounting period, it should not be written back up. As a result, the Company made adjustments to reduce inventory balances to the appropriate amounts at December 31, 2003 and 2004.
Summary
      The following tables are a reconciliation of the statements of operations and balance sheets as previously reported to amounts as restated for the periods indicated, in thousands:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Revenues, as previously reported	$62,556	$101,375
Restatement adjustments:
Passage of title	(84)	(1,154)
Probability of collection	—	(4,514)
Undelivered elements	—	(214)

Total restatement adjustments	(84)	(5,882)

Revenues, as restated	$62,472	$95,493

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Net income, as previously reported	$2,458	$899
Restatement adjustments:
Passage of title	(34)	(459)
Probability of collection	—	(2,170)
Undelivered elements	—	(230)
Inventory valuation	(912)	181

Total restatement adjustments	(946)	(2,678)

Net income (loss), as restated	$1,512	$(1,779)

	Year Ended		Year Ended
	December 31, 2003		December 31, 2004

	As	As	As	As
	reported	restated	reported	restated

Statement of Operations
Revenue	$62,556	$62,472	$101,375	$95,493
Cost of sales	35,224	36,086	58,601	55,381
Gross profit	27,332	26,386	42,774	40,112
Sales and marketing	11,776	11,776	15,947	15,963
Total operating expenses	25,316	25,316	44,674	44,690
Income (loss) from operations	2,016	1,070	(1,900)	(4,578)
Income (loss) before taxes	2,369	1,423	887	(1,791)
Net income (loss)	2,458	1,512	899	(1,779)
Comprehensive income (loss)	2,439	1,493	776	(1,902)
Per-share amounts:
Basic earnings per share	$0.10	$0.06	$0.03	$(0.05)
Diluted earnings per share	$0.09	$0.06	$0.03	$(0.05)

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Total assets, as previously reported	$107,542	$187,166
Restatement adjustments:
Accounts receivable	(84)	(5,752)
Inventory	50	3,089
Inventory valuation	(912)	(731)
Deferred income taxes	830	363

Total adjustments	(116)	(3,031)

Total assets, as restated	$107,426	$184,135

Total liabilities, as previously reported	$18,148	$15,401
Restatement adjustments:
Deferred revenue	—	214
Accrued liabilities	—	16
Deferred income taxes	830	363

Total adjustments	830	593

Total liabilities, as restated	$18,978	$15,994

Total stockholders’ equity, as restated	$88,448	$168,141

Total liabilities and stockholders’ equity, as restated	$107,426	$184,135

	2003		2004

	As	As	As	As
	reported	restated	reported	restated

Balance Sheet
Accounts receivable	$18,333	$18,249	$17,700	$11,949
Inventory	26,135	25,273	29,652	32,009
Deferred income taxes	—	830	—	363
Total current assets	85,718	85,602	160,709	157,678
Total assets	107,542	107,426	187,166	184,135
Other accrued liabilities, including deferred revenue	933	933	789	1,019
Total current liabilities	18,148	18,148	15,401	15,631
Long term liabilities — deferred income taxes	—	830	—	363
Total liabilities	—	18,978	—	15,994
Accumulated deficit	(17,185)	(18,131)	(16,286)	(19,910)
Total stockholders’ equity	89,394	88,448	171,765	168,141
Total liabilities and stockholders’ equity	107,542	107,426	187,166	184,135

	2003		2004

	As	As	As	As
	reported	restated	reported	restated

Statement of Cash Flows
Net income (loss)	$2,458	$1,512	$899	$(1,779)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provisions for (recoveries of) inventory obsolescence	200	1,112	1,333	1,152
Changes in operating assets and liabilities:
Accounts receivable	(4,765)	(4,681)	922	6,590
Inventory	1,550	1,500	(4,850)	(7,889)
Other liabilities	338	338	87	317

4.	Business Combinations
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

(In thousands)
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
      In addition, the Company paid approximately $1.0 million to the employees of Paragon. Of this, approximately $670,000 was capitalized as part of the acquisition cost as it required no future performance, while approximately $330,000 related to retention bonuses which were expensed in 2003 as the service obligations were completed. The Company also incurred approximately $350,000 of direct acquisition costs that were paid in 2004.
      The amount allocated to developed product technology, backlog and customer relationships were determined by an appraisal using established valuation techniques in the high-technology communications industry.
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
Unaudited Pro Forma Condensed Combined Statement of Operations

	For the Twelve Months
	Ended December 31,

	2002	2003

	(In thousands, except per
	share data)
		As restated
Net revenue	$63,231	$76,283
Cost of goods sold	40,872	43,084

Gross profit	22,359	33,199

Net income (loss)	(60,239)	(81)

Income (loss) per share
Basic	$(2.31)	$.00

Diluted	$(2.31)	$.00

Weighted average common shares outstanding:
Basic	26,089	26,150

Diluted	26,089	27,880

      In 2004, the Company finalized its purchase price accounting related to a pre-acquisition contingency that existed at the time of the acquisition, in accordance with SFAS No. 38, Preacquisition Contingencies. The contingency was related to potential tax liabilities in a foreign jurisdiction. See note 12 for further discussion. Because the information was not available as of the November 2003 purchase date or at the time the Company filed its 2003 annual report on Form 10-K, an amount could not be estimated that could be used for purposes of the Company’s initial purchase price allocation. In December 2003, the Company began the effort to evaluate and estimate the fair value of the contingency, including gathering all relevant information regarding the applicable tax rates and regulations in the foreign jurisdictions. The Company’s determination was completed in November 2004. In accordance with that final determination, in the fourth quarter of 2004 the Company recorded an $840,000 liability with a corresponding adjustment to goodwill. As discussed in note 12, future adjustments to the contingent liability will be recorded in the statement of operations in the period of the adjustment.

5.	Inventory
      The components of inventory as of December 31 are summarized as follows (in thousands):

	2003	2004

	As Restated	As Restated
Raw materials	$26,916	$31,276
Work-in-process	11	16
Finished goods	5,059	7,269
Reserve for obsolescence	(6,713)	(6,552)

	$25,273	$32,009

6.	Property and Equipment
      On October 13, 2004, the Company purchased the building and land of its 5395 Pearl Parkway headquarters in Boulder, Colorado for approximately $7.1 million. The value of the building is classified as “real property”. Leasehold improvements related to the property were reclassified to real property and are being depreciated over the lesser of their useful life or the life of the building. An amount of $604,000 related to deferred rent that was recorded during the periods when the building was leased was recorded as a reduction to the cost of the building.
      Property and equipment as of December 31 consisted of the following (in thousands):

	2003	2004

Machinery and software (5 and 3 years respectively)	$19,206	$21,316
Real property (30 years)	265	7,701
Furniture, fixtures and other (7 years)	823	821
Leasehold improvements (shorter of 7 years or life of lease)	2,256	986

	22,550	30,824
Less accumulated depreciation and amortization	(15,538)	(18,585)

	$7,012	$12,239

7.	Goodwill and Other Intangibles
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
      Amortization expense for year ended December 31, 2004 was $1,268,714. Estimated amortization expense for the next five years is as follows:

For Years Ended December 31,

2005	2006	2007	2008	2009

(In thousands)
$1,229	$1,229	$1,229	$1,187	$729
      Intangible assets consisted of the following (in thousands):

	2003	2004

Developed Technology (5 years)	$2,500	$2,500
Customer Relationships (7 years)	5,100	5,100
Customer Backlog (3 months)	200	200
Trademarks & Patents (17 years)	154	192

	7,954	7,992
Less accumulated amortization	(262)	(1,580)

	$7,692	$6,412

8.	Income Taxes
      Income tax expense (benefit) for the years ended December 31 (in thousands) consists of the following:

U.S. Taxes	2002	2003	2004

Current	$(6,217)	$(89)	$(46)
Deferred	7,319	—	—

U.S. Income tax expense (benefit)	$1,102	$(89)	$(46)

Foreign Taxes	2002	2003	2004

Current	$—	$—	$34
Deferred	—	—	—

Foreign Income tax expense (benefit)	$—	$—	$34

Total Income tax expense (benefit)	$1,102	$(89)	$(12)

      A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2002	2003	2004

		As restated	As restated
Expected income tax expense (benefit)	$(18,044)	$498	$(627)
State income taxes, net of federal taxes	(1,195)	40	(26)
Change in valuation allowance	17,109	298	2,335
Non-deductible goodwill	2,497	—	—
Exercise of non-qualified stock options	(24)	(1,153)	(2,965)
Change in estimated effective state tax rate	—	—	586
Other, net	759	228	685

Actual income tax expense (benefit)	$1,102	$(89)	$(12)

      The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2003	2004

	As restated	As restated
Deferred tax assets:
Allowance for doubtful accounts and returns	$332	$94
Inventory reserves	3,865	2,547
Restructuring reserve	202	95
Compensation accruals	1,480	438
Goodwill	2,352	2,086
Net operating loss carryforwards	14,187	16,549
Research and experimentation credit	4,306	5,129
Property and Equipment	—	224
Other	595	609
Unearned Income	—	795

Gross deferred tax assets	27,319	28,566
Less: Valuation allowance	(23,817)	(26,152)

Total deferred income tax assets	$3,502	$2,414

Deferred tax liabilities:
Property and equipment	(167)	—
Paragon identifiable intangibles	(3,204)	(2,296)
Other	(131)	(118)

Total deferred income tax liabilities	$(3,502)	$(2,414)

Net deferred income tax assets	$—	$—

      The components of deferred tax assets and liabilities at December 31 are as follows, in thousands:

	2003	2004

	As restated	As restated
Current assets	$830	$363
Current liabilities	—	—

Net current deferred tax assets (liabilities)	$830	$363

Non-current assets	$2,672	$2,051
Non-current liabilities	(3,502)	(2,414)

Net non-current deferred tax assets (liabilities)	$(830)	$(363)

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

      The Company incurred a $35.5 million net operating loss for the period ending December 31, 2002. A portion of this operating loss was carried back to obtain a refund of prior tax paid. Accordingly, the Company received an income tax refund of approximately $7.0 million in 2003. The Company incurred a $4.8 million net operating loss for the period ending December 31, 2003. As of December 31, 2004, the Company has approximately $43.5 million of remaining net operating losses from the current and prior years for Federal tax purposes. Of this, $23.9 million is from the Paragon acquisition, and $19.6 million is related to Carrier Access operations. With respect to the net operating loss carryforwards from Paragon, $5.1 million may be used to offset consolidated taxable income in 2005. The remaining $17.5 million is restricted to $1.4 million per year by section 382 of the Internal Revenue Code. The $19.6 million of net operating loss carryforwards related to Carrier Access operations has no limitations as to its annual usage. However, included in the $19.6 million Carrier Access operations federal net operating loss carryforward is an $11.2 million tax benefit for the exercise of employee non-qualified stock options in 2002, 2003, and 2004. The excess of tax benefits realized from such exercises over the amount of stock compensation expense recorded in the Company’s financial statements is generally reflected as an increase to additional paid-in capital.
      As of December 31, 2004, net operating loss carryforwards of approximately $35.1 million for state tax purposes may be carried forward to offset future taxable income depending on state legislative restrictions. As of December 31, 2003 the state net operating loss carryforward was $58.9 million. The $23.8 million decrease is the result of the Company reassessing the proper state net operating loss carryforwards and removing acquired Paragon state net operating losses generated in states where a consolidated or combined state tax return is not allowed. The Company concluded these state operating loss carryforwards might never be utilized.
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
      In 2002, the Company analyzed the sources and the expected reversal periods of its deferred tax assets, and determined that they did not meet the realization criteria under generally accepted accounting principles. Accordingly, the Company has established a valuation allowance of $23.8 million and $26.2 million as of December 31, 2003 and 2004 respectively. In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realization. In general the reversal of the valuation allowance, if any, would be recognized as a deferred income tax benefit in the statement of operations. However, the valuation allowance at December 31, 2004 includes a reserve established at the time of the Paragon acquisition related to net deferred tax assets acquired of approximately $6.9 million. Should the Company reverse the valuation allowance with respect to the acquired net deferred tax assets, it will be reflected as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $3.9 million reserve to offset the federal tax benefit resulting from certain exercises of employee non-qualified stock options. This benefit is properly included as part of the net operating loss carryforward. To the extent, the valuation allowance is reversed related to these stock based compensation benefits, it will be reflected as an increase to additional paid in capital.

9.	Stock Options
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

10.	Significant Customers, Suppliers and Concentration of Credit Risk
      The Company recognized revenue from the following significant customers and end-users for the years ended December 31 (in thousands):

Company	2002	2003	2004

		As restated	As restated
A	$2,934	$10,549	$9,578
B	6,766	7,665	6,698
C	8,212	6,970	6,435
D	977	6,925	6,253
E	0	1,109	19,028
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

11.	Employee Benefit Plan
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

12.	Commitments and Contingencies
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
      In November of 2003, the Company acquired Paragon. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed is estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition dates have been accrued and expensed. Interest and penalties accrued and expensed in 2004 related to preacquisition value-added taxes and employee payroll taxes was approximately $80,000. In addition, the Company continued to incur value-added taxes and employee payroll taxes, and related penalties and interest during 2004 that were accrued and expensed which totaled approximately $263,000. The total amount of the contingent liability as of December 31, 2004 was approximately $1.2 million. It is reasonably possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.
      Beginning on June 3, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al, Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaints are based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003.
      Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening [sic], et al. Case No. 05-cv-1134-RPM. These actions are expected to be consolidated in August 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph.
      Management believes that the claims in the class action are without merit. Because these lawsuits are at a very preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred.

13.	Quarterly Financial Information (unaudited)
      The quarterly financial information has been restated to include a number of adjustments that impact previously reported revenue, cost of sales and selling, general and administrative expense. See note (3) for additional information.
      The following information summarizes selected quarterly financial information for the two years ended December 31, 2004 (in thousands, except per share data).

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As reported	As restated	As reported	As restated	As reported	As restated	As reported	As restated

Net revenue	$28,546	$28,538	$30,845	$29,549	$21,561	$21,284	$20,423	$16,122
Cost of sales	15,612	15,448	16,894	16,274	13,024	12,625	13,071	11,034

Gross profit	12,934	13,090	13,951	13,275	8,537	8,659	7,352	5,088
Operating expenses:
Selling, general and administrative and other	6,464	6,467	6,142	6,148	7,755	7,760	6,119	6,121
Research and development	3,970	3,970	4,692	4,692	5,230	5,230	4,302	4,302

Income (loss) from operations	2,500	2,653	3,117	2,435	(4,448)	(4,331)	(3,069)	(5,335)
Other income, net	219	219	491	491	621	621	1,456	1,456

Income (loss) before income taxes	2,719	2,872	3,608	2,926	(3,827)	(3,710)	(1,613)	(3,879)
Income tax expense (benefit)	15	15	52	52	—	—	(79)	(79)

Net income (loss)	$2,704	$2,857	$3,556	$2,874	$(3,827)	$(3,710)	$(1,534)	$(3,800)

Income (loss) per share:
Basic	$0.09	$0.10	$0.11	$0.09	$(0.11)	$(0.11)	$(0.04)	$(0.11)
Diluted	$0.09	$0.09	$0.10	$0.08	$(0.11)	$(0.11)	$(0.04)	$(0.11)

	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

	As reported	As restated	As reported	As restated	As reported	As restated	As reported	As restated

Net revenue	$11,203	$11,173	$12,156	$12,057	$15,927	$14,685	$23,270	$24,557
Cost of sales	6,154	6,448	6,687	7,279	9,169	8,156	13,214	14,203

Gross profit	5,049	4,725	5,469	4,778	6,758	6,529	10,056	10,354
Operating expenses:
Selling, general and administrative and other	2,497	2,497	2,895	2,895	3,608	3,608	5,315	5,315
Research and development	2,608	2,608	2,541	2,541	2,534	2,534	3,318	3,318

Income (loss) from operations	(56)	(380)	34	(658)	616	387	1,423	1,721
Other income, net	84	84	88	88	86	86	95	95

Income (loss) before income taxes	28	(296)	122	(570)	702	473	1,517	1,816
Income tax expense (benefit)	(89)	(89)	—	—	—	—	—	—

Net income (loss)	$117	$(207)	$122	$(570)	$702	$473	$1,517	$1,816

Income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)	$0.03	$0.02	$0.06	$0.07
Diluted	$0.00	$(0.01)	$0.00	$(0.02)	$0.03	$0.02	$0.05	$0.07

14.	Valuation and qualifying accounts (in thousands)

		Additions
	Balance at	(Reductions)		Balance at
	Beginning	Charged to	Recoveries	End of
As Restated	of Period	Operations	(Write-offs)	Period

Allowance for doubtful accounts and returns:
Year Ended:
December 31, 2002	$1,332	5,557	(3,818)	$3,071

December 31, 2003	$3,071	(2,199)	(1)	$871

December 31, 2004	$871	(289)	(223)	$359

Inventory obsolescence reserve:
Year Ended:
December 31, 2002	$3,116	3,619	(570)	$6,165

December 31, 2003	$6,165	1,112	(564)	$6,713

December 31, 2004	$6,713	1,152	(1,313)	$6,552

Valuation Allowance for deferred tax assets:
Year Ended:
December 31, 2002	$—	17,109	—	$17,109

December 31, 2003	$17,109	(726)	7,434	$23,817

December 31, 2004	$23,817	2,335	—	$26,152

*	2002 write-offs include $10,000 that was taken directly to the expense account.

*	2003 recoveries of bad debts of $3,085 include $886 related to amounts previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K/ A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/ A because of the material weaknesses in internal control over financial reporting discussed below.
      (b) Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2, is a control deficiency, or a combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected in a timely manner by management or by employees in the normal course of performing their assigned functions.
      Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004. Management based its assessment on the criteria established in a report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, because of the following material weaknesses:

•	Management did not comply with our established policies and procedures requiring a review of our consolidated statement of cash flows. This failure to comply with established policies and procedures resulted in material misstatements in our December 31, 2004 consolidated statement of cash flows. Specifically, there were material misstatements in cash flows from operating activities and cash flows from investing activities. These misstatements were corrected prior to our original filing of our 2004 Annual Report on Form 10-K.

•	We did not have effective policies and procedures to evaluate customer arrangements for the appropriate application of revenue recognition criteria as contemplated by generally accepted accounting principles in the U.S. This deficiency resulted in material misstatements to our financial statements, specifically the overstatement of revenue, costs of sales, and accounts receivable, and the understatement of inventory in our previously filed consolidated financial statements as of and for the years ended December 31, 2003 and 2004, and for the interim periods contained therein. Accordingly, we have restated such consolidated financial statements to reflect the correction of these errors.

•	We did not have effective policies and procedures over accounting for our inventory reserves to prevent the write up of inventory once it had been written down in a previous fiscal accounting period. This deficiency resulted in material misstatements of inventory and cost of sales in our previously filed consolidated financial statements as of and for the years ended December 31, 2003 and 2004, and for the interim periods contained therein. Accordingly, we have restated such consolidated financial statements to reflect the correction of these errors.

•	We lacked the depth of personnel with sufficient technical accounting expertise to identify and account for complex transactions in accordance with generally accepted accounting principles in the U.S. This deficiency contributed to the aforementioned misstatements and resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.
      Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, which is filed below.
      (c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      (d) Remediation of weaknesses in internal control over financial reporting. Subsequent to December 31, 2004, we have implemented, or plan to implement, the specific measures described below to remediate the material weaknesses described above.
      In respect to the material weakness in the consolidated statement of cash flows discussed in Item 9A(b) above, in 2005, we will require the Chief Financial Officer to monitor the compliance with our established policy which provides for a review of the statement of cash flows by a technically competent individual.
      We are in the process of establishing controls to remediate the material weakness in internal controls relating to accounting for revenue recognition. A review by a technically qualified person will be performed on all customer arrangements for the purpose of evaluating the appropriate application of the revenue recognition criteria as contemplated by generally accepted accounting principles in the U.S.
      To address the material weakness in controls over accounting for inventory reserves, in 2005, we designed an additional policy which requires a review of reserve activity by a qualified individual.
      We are in the process of addressing the material weakness related to the lack of depth of personnel with sufficient technical accounting expertise. In this regard, in 2005, we hired a new Chief Financial Officer and plan to establish a formal process for the periodic technical training of the financial and sales personnel.
      The aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a period of time and are tested and we conclude that they are operating effectively. We anticipate that we will report in our Quarterly Report on Forms 10-Q for the first and second quarters of 2005 that material weaknesses in our internal control over financial reporting continue to exist and that our disclosure controls and procedures were not effective as of March 31, 2005 and June 30, 2005.
      (e) Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carrier Access Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that Carrier Access Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Management did not comply with established Company policies and procedures requiring a review of the Company’s consolidated statement of cash flows. This failure to comply with established policies and procedures resulted in material misstatements in the Company’s December 31, 2004 consolidated statement of cash flows. Specifically, there were material misstatements in cash flows from operating activities and cash flows from investing activities.

•	The Company did not have effective policies and procedures to evaluate customer arrangements for the appropriate application of revenue recognition criteria as contemplated by generally accepted accounting principles in the U.S. This deficiency resulted in material misstatements to the Company’s financial statements, specifically the overstatement of revenue, costs of sales, and accounts receivable, and the understatement of inventory in the Company’s previously filed consolidated financial statements as of and for the years ended December 31, 2003 and 2004, and for the interim periods contained therein. Accordingly, the Company has restated such consolidated financial statements to reflect the correction of these errors.

•	The Company did not have effective policies and procedures over accounting for its inventory reserves to prevent the write up of inventory once it had been written down in a previous fiscal accounting period. This deficiency resulted in material misstatements of inventory and cost of sales in the Company’s previously filed consolidated financial statements as of and for the years ended December 31, 2003 and 2004, and for the interim periods contained therein. Accordingly, the Company has restated such consolidated financial statements to reflect the correction of these errors.

•	The Company lacked the depth of personnel with sufficient technical accounting expertise to identify and account for complex transactions in accordance with generally accepted accounting principles in the

U.S. This deficiency contributed to the aforementioned misstatements and resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The material weaknesses described above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 21, 2005, except as to notes 3 and 12, which are as of August 1, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Boulder, Colorado
August 1, 2005

ITEM 9B.	OTHER INFORMATION
      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The members of our Board of Directors as of March 14, 2005 are as follows:

Name	Age	Principal Occupation

Roger L. Koenig	51	President, Chief Executive Officer and Chairman of the Board
Nancy Pierce	47	Corporate Development Officer, Former Chief Financial Officer and Secretary
John W. Barnett, Jr.	64	Director
David R. Laube	57	Director
Mark A. Floyd	49	Director
Thomas C. Lamming	51	Director
      Mr. Koenig has served as our President, Chief Executive Officer and Chairman of the Board since our formation in September 1992. Prior to co-founding Carrier Access, Mr. Koenig served as President of Koenig Communications Inc., an equipment systems integration and consulting firm in San Jose, California, from 1987 to 1992. Prior to founding Koenig Communications, Mr. Koenig held a number of positions with IBM/ROLM Europe, a telecommunications equipment manufacturer, including Engineering Section Manager for Europe. Mr. Koenig received a B.S. in Electrical Engineering from Michigan State University and an M.S. in Engineering Management from Stanford University.
      Ms. Pierce has served as our Corporate Development Officer since April 2000 and has been a Director and Secretary since our incorporation in September 1992. From November 2004 to June 2005, Ms. Pierce also served as our interim Chief Financial Officer. Ms. Pierce previously served as our Corporate Controller, Chief Financial Officer, Vice President of Finance and Administration and Treasurer from September 1992 through April of 2000. Prior to co-founding Carrier Access, Ms. Pierce served as the Controller of Koenig Communications Inc., an equipment and systems integration and consulting firm and held positions at IBM Corporation and ROLM Corporation. Ms. Pierce earned a B.S. degree from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.
      Mr. Barnett has served as our Director since December 1998. Mr. Barnett is a telecommunications consultant and private investor. Mr. Barnett previously served as a Senior Executive of McLeod USA from April 2000 through December 2001. Mr. Barnett was President of the Wholesale Services division of MCI WorldCom, Inc. from February 1997 through March 2000 and was President of WorldCom International, Inc., from June 1996 through February 1997. From January 1995 until June 1996, Mr. Barnett served as Senior Vice President of Sales and Marketing of Williams Communications Company. From July 1993 until January 1995, Mr. Barnett was President of WilTel International, a division of WilTel Network Services, a predecessor of WorldCom, Inc. Mr. Barnett has also served as a Director of the Competitive Telecommunications Association, America’s Carriers Telecommunication Association, the Multimedia Telecommunications Association, and several privately held corporations. Mr. Barnett received a B.A. in Political Science from Tulane University.
      Mr. Laube has served as our Director since January 2001. Mr. Laube is currently Executive in Residence for the Business School at the University of Colorado at Denver. He is also active in consulting in the fields of telecommunication and information technology. Mr. Laube served in several Senior Finance and Information Technology positions at US West from 1983 until 2000, the latest position being Vice President and Chief Information Officer. Prior to 1983, Mr. Laube was Vice President of Finance and Information Systems for the digital telephone division of Harris Corporation. Mr. Laube is a director of Net.com, a maker of telecommunications equipment. Mr. Laube received a B.A. in Finance from the University of Washington and holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Laube is also a Certified Public Accountant and was appointed by Colorado Governor Bill Owens as a commissioner for the Colorado Commission on Science and Technology.

      Mr. Floyd has served as our Director since June 2001. Mr. Floyd is currently President and Chief Executive Officer of Entrisphere, Inc., a telecommunications company, a position he has held since August of 2002. Mr. Floyd was the President and Chief Executive Officer of Siemens ICN, Inc. from April 2001 until January 2002. Prior to that, Mr. Floyd co-founded Efficient Networks, Inc., a publicly held company, in June 1993 and served as President, Chief Executive Officer and a Director of Efficient Networks, Inc. from 1993 to 2001. Siemens ICN, Inc. acquired Efficient Networks, Inc. in April 2001. From 1991 to 1993, Mr. Floyd served as Chief Operating Officer and a Director of Networth, Inc., a provider of LAN products including Ethernet hubs, switches and network interface cards. Mr. Floyd previously was Executive Vice President, Chief Financial Officer and Director of Interphase Corporation, a provider of enterprise server connectivity solutions for high-speed LAN, high capacity storage and remote access applications from 1984 to 1991. Mr. Floyd received his B.B.A. in Finance from the University of Texas at Austin.
      Mr. Lamming has served as our Director since April 2004. Mr. Lamming is currently active as a senior advisor to universities, including the University of Colorado at Denver. Mr. Lamming worked at Accenture, a consulting firm, from 1978 to fall of 2003, concentrating the last 14 years in the communications industry. He was a partner from 1989 until his departure in 2003. He specialized in working with Fortune 500 organizations in the planning, designing, and implementation of integrated business solutions, organization performance, and information technology. Mr. Lamming has held a variety of senior leadership positions including Global Managing Partner (GMP) — Communications Industry Practice and GMP — Next Generation Networks Service Line. Mr. Lamming was also a member of Accenture’s Global Leadership Council and a representative to Accenture’s World Economic Forum team. Mr. Lamming earned his B.S. and M.B.A. degrees at the University of Missouri at Columbia.
      There are no family relationships among the directors, except that Roger L. Koenig and Nancy Pierce are married to one another.
      The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Registrant” at the end of Part I of this Form 10-K/A.
Audit Committee and Audit Committee Financial Expert
      Audit Committee. The Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of Mr. Floyd, Mr. Laube and Mr. Lamming, each of whom is “independent,” as that term is defined for audit committee members by the listing standards of The NASDAQ Stock Market. The Board has designated Mr. Laube to be the “audit committee financial expert” as defined under the rules of the SEC.
Code of Ethics and Business Conduct Policy
      We have adopted a Code of Ethics and Business Conduct Policy (the “Code of Ethics”), applicable to all employees, executive officers and directors. The Code of Ethics can be found on the Investor Relations page of our website at www.carrieraccess.com. We will also post on this section of our website any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed pursuant to the rules of the SEC or The NASDAQ Stock Market.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors and beneficial owners of more than ten percent of any class of our equity securities registered under Section 12 of the Exchange Act (“10% Stockholders”) to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.
      Based solely on our review of the copies of such forms received by us, we believe that, during fiscal year 2004, our executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements, except that Timothy R. Anderson filed one late Form 4 reporting two transactions, and the following persons each filed one late Form 4 each reporting one transaction: John Barnett, Mark Floyd and David Laube.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table sets forth information concerning compensation received by the Chief Executive Officer and the former Chief Financial Officers, who were most highly compensated executive officers during the last fiscal year (the “Named Executive Officers”), for services rendered to us in all capacities for the three years ended December 31, 2004.

	Annual Compensation
				Number of Shares
Name and Principal Position	Year	Salary($)	Bonus($)	Underlying Options

Roger L. Koenig	2004	277,885	140,623	—
President, Chief Executive	2003	170,462	51,658	—
Officer and Chairman of the	2002	175,000	—	—
Board of Directors
Nancy Pierce	2004	201,827	102,485	—
Interim Chief Financial Officer,	2003	146,599	47,817	—
Corporate Development Officer	2002	151,560	—	—
Director, and Secretary(1)
Timothy R. Anderson(2)	2004	224,032	82,485	125,000
Former Chief Financial Officer	2003	170,962	48,393	100,000
	2002	158,396	—	75,000

(1)	Ms. Pierce served as Interim Chief Financial Officer from November 2004 to June 2005.

(2)	Mr. Anderson resigned as our Chief Financial Officer on November 18, 2004.
Option Grants in Last Fiscal Year
      The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the year ended December 31, 2004.

Potential Realizable
	Individual Grants					Value at Assumed
Annual Rates of
			Percent of			Stock Price
	Number of		Total Options			Appreciation for
	Securities		Granted to	Exercise		Option Term(4)
	Underlying Options		Employees in	Price Per	Date of
Name	Granted(1)		Fiscal Year(2)	Share	Expiration(3)	5%	10%

Roger L. Koenig	—		—	—	—	$—	$—
Nancy Pierce	—		—	—	—	$—	$—
Timothy R. Anderson	125,000	(5)	10.0%	$10.35	2/12/09	$—	$—

(1)	The options in this table are non-statutory stock options granted under the 1998 Stock Incentive Plan and have exercise prices equal to the fair market value on the date of grant. These options have five-year terms and vest over a period of 48 months at a rate of 25% on the first anniversary date from the date of grant and a rate of 6.25% per quarter thereafter until fully vested.

(2)	We granted options to purchase 1,254,700 shares of Common Stock to employees in fiscal year 2004.

(3)	The options in this table may terminate before their expiration upon the termination of optionee’s status as an employee or consultant or upon the optionee’s disability or death.

(4)	Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or “option spread” that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options’ five-year term at assumed annual rates of 5% and 10%. The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent our estimate or projection of future stock price growth. We do not necessarily agree that this method can properly determine the value of an option.

(5)	Mr. Anderson resigned as our Chief Financial Officer on November 18, 2004, and his unexercised stock options were cancelled on December 8, 2004.

Option Exercises and Holdings
      The following table sets forth, as to the Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year End		Fiscal Year End(1)
	Acquired	Value
Name	on Exercise	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Roger L. Koenig	—	—	8,000	—	—	—
Nancy Pierce	—	—	8,000	—	—	—
Timothy R. Anderson(2)	—	—	—	—	—	—

(1)	Market value of underlying securities based on the closing price of our Common Stock on December 31, 2004 (the last trading day of fiscal 2004) on the Nasdaq National Market of $10.68 per share minus the exercise price. Only exercisable options are calculated in making the determination of the value realized.

(2)	Mr. Anderson resigned as our Chief Financial Officer on November 18, 2004, and his unexercised stock options were cancelled December 8, 2004.
Director Compensation
      We provide cash compensation to independent members of our Board. Members are paid $10,000 annually, $1,000 per board meeting, and $500 per Audit Committee meeting for members of the Audit Committee.
      Non-employee directors also each receive an automatic initial option grant under our 1998 Stock Incentive Plan (the “1998 Plan”) to purchase 15,000 shares of Common Stock upon becoming a director (the “Initial Grant”). Each Initial Grant is immediately exercisable but vests in four successive equal annual installments upon the individual’s completion of each year of service on the Board measured from the option grant date. In addition to the Initial Grant, each such director also receives an option to purchase 10,000 shares of Common Stock on the date of each annual meeting of stockholders, provided such individual has served as a non-employee Board member for at least six months (the “Subsequent Grant”). Subsequent Grants are immediately exercisable but vest upon the individual’s completion of one year of Board service measured from the option grant date. Members of the Board are also eligible to receive discretionary option grants and stock issuances under the 1998 Plan. All such option grants are granted with exercise prices equal to the fair market value of our common stock on the date of grant. The 1998 Plan also permits the plan administrator to activate a director fee option grant program.
      In May 2004, Mr. Barnett, Mr. Floyd and Mr. Laube each received a Subsequent Grant at a strike price of $10.34 per share. In April 2004, Mr. Lamming received an Initial Grant of 15,000 shares at a strike price of $12.39 per share. The Board also unanimously approved an additional stock option grant of 35,000 shares for Mr. Lamming at a strike price of $12.39 per share.
Compensation Committee Interlocks and Insider Participation
      Our compensation committee is currently composed of Mr. Barnett, Mr. Floyd, Mr. Laube, and Mr. Lamming. No interlocking relationship exists between any member of our compensation committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the compensation committee is or was formerly an officer or an employee of Carrier Access.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 14, 2005 for the following: (1) each person or entity who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our voting securities; (2) each of the persons named in the Summary Compensation Table; (3) each of our current directors; and (4) all directors and executive officers as a group.

	Number of Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned(2)	Percentage of Class

Roger L. Koenig(3)	13,072,616	37.73%
Nancy Pierce(3)	13,072,616	37.73%
KELD, LLC(4)	9,704,500	28.01%
Timothy R. Anderson(5)	—	*
John W. Barnett, Jr.(6)	86,750	*
David R. Laube(7)	151,450	*
Mark A. Floyd(8)	99,262	*
Thomas C. Lamming(9)	50,000	*
All directors and executive officers as a group (6 persons)(10)	13,460,078	38.85%

*	Less than 1%

(1)	The address of each person listed on the table is c/o Carrier Access Corporation, 5395 Pearl Parkway, Boulder, Colorado 80301.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage of such person or entity holding such securities but are not outstanding for the purpose of computing the percentage of any other person or entity. Except as indicated by footnotes to the table, and subject to the applicable community property laws, based on information provided by the persons shown in the table, such persons have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of shares beneficially owned is based on 35,648,427 shares outstanding as of March 14, 2005.

(3)	Represents 1,170,558 shares held by Mr. Koenig, 1,181,558 shares held by Ms. Pierce, 1,000,000 held jointly by Mr. Koenig and Ms. Pierce, 9,704,500 shares held by KELD, LLC, 8,000 shares of common stock subject to options exercisable within 60 days of March 14, 2005 owned by Mr. Koenig, and 8,000 shares of common stock subject to options exercisable within 60 days of March 14, 2005 owned by Ms. Pierce. Mr. Koenig and Ms. Pierce are managing members of KELD, LLC and have shared voting and investment power over the shares held by KELD, LLC.

(4)	Mr. Koenig and Ms. Pierce are managing members of KELD, LLC and have shared voting and investment power over the shares held by KELD, LLC.

(5)	Mr. Anderson resigned as our Chief Financial Officer on November 18, 2004.

(6)	Consists of 86,750 shares of common stock subject to options exercisable within 60 days of March 14, 2005, 40,500 of which would be subject to our right of repurchase if exercised.

(7)	Consists 101,450 shares of common stock subject to options exercisable within 60 days of March 14, 2005, 30,000 of which would be subject to our right of repurchase if exercised.

(8)	Consists 99,262 shares of common stock subject to options exercisable within 60 days of March 14, 2005, 35,200 of which would be subject to our right of repurchase if exercised.

(9)	Consists of 50,000 shares of common stock subject to options exercisable within 60 days of March 14, 2005, 50,000 all of which would be subject to our right of repurchase if exercised.

(10)	Includes 353,462 shares of common stock subject to options exercisable within 60 days of March 14, 2005, 155,700 of which would be subject to our right of repurchase if exercised.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of securities
		Weighted-	remaining available
	Number of securities	average exercise	for future issuances
	to be issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants	reflected in column
Plan Category	(a)	and rights (b)	(a))(c)

Equity compensation plans approved by security holders(1)	2,781,159	$6.29	1,837,400
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,781,159	$6.29	1,837,400

(1)	The number of shares available under our 1998 Stock Incentive Plan automatically increases on the first trading day of each calendar year by an amount equal to the lesser of 21/2% of the shares of outstanding common stock on the last trading day of the immediately preceding calendar year or 562,500 shares. The numbers listed here are as of January 1, 2005 and include the annual increase of 562,500 shares for 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      There were no reportable relationships or transactions in fiscal 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Accounting Fees
      The following table shows the fees paid or accrued for the audit and other services provided by KPMG LLP, our independent registered public accounting firm, for each of the last two fiscal years.

	Fiscal Year

	2003	2004

Audit Fees(1)	$186,000	$373,000
Audit-Related Fees(2)	13,500	90,000
Tax Fees(3)	92,360	138,142
All Other Fees	—	—

Total	$291,860	$601,142

(1)	Annual audit fees include fees for professional services rendered for the audit of our consolidated financial statements, the internal controls review as required by Sarbanes Oxley Section 404, review of interim financial statements, and other services that are normally provided by independent accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These fees for 2003 and 2004 include fees for the audits of our employee benefit plan as well as fees related to SEC registration statements.

(3)	Tax fees include fees for tax preparation, compliance and related services in connection with our federal, state and local filings each year, and related services reasonably related to such matters.
Pre-Approval of Fees by Audit Committee
      The Audit Committee must approve all services provided by our independent registered public accounting firm prior to the commencement of such services. The Audit Committee Chairperson, or when appropriate his/her designee on the Audit Committee, may approve audit and permissible non-audit services up to $50,000, and the full Audit Committee must approve all requests greater than $50,000.

PART IV

ITEM 15.	EXHIBITS, And FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Report on Form 10-K/A:

1. Consolidated Financial Statements. The following consolidated financial statements of Carrier Access and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K/A:

2. Consolidated Financial Statement Schedule. Schedules have been omitted as the required information is either not required, not applicable, or otherwise included in the Consolidated Financial Statements and notes thereto in Item 8 above.

3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Form 10-K/A.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 2nd day of August 2005.

Carrier Access Corporation

By:	/s/ Gary Gatchell

Gary Gatchell
Executive Vice President and
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such Report on Form 10-K/A on this 2nd day of August 2005 in the capacities indicated:

Signature	Title

* (Roger L. Koenig)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Gary Gatchell (Gary Gatchell)	Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

/s/ Nancy Pierce (Nancy Pierce)	Corporate Development Officer, Director, Secretary

* (John W. Barnett, Jr.)	Director

* (David R. Laube)	Director

* (Mark A. Floyd)	Director

* (Thomas C. Lamming)	Director

By:	/s/ Nancy Pierce (Nancy Pierce) Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1		Agreement and Plan of Merger dated November 13, 2003 by and among Carrier Access Corporation a Delaware Corporation, Ping Acquisition Corporation, a Delaware Corporation, Paragon Networks International, Inc., a Delaware corporation and Granite Ventures L.L.C. as stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Registrant’s 8-K filed December 5, 2003)
3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”)).
3.2		Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1).
4.1		Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1).
10.1		Contract to Buy and Sell Real Estate (Commercial) between Registrant and Cottonwood Land and Farms Ltd. Executed as of September 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 8-K filed November 12, 2004).
10	.2†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1).
10	.3†	Registrant’s 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1).
10	.4**	Form of Directors’ and Officers’ Indemnification Agreement.
21	.1**	Subsidiaries of Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	.1**	Power of Attorney (Reference is made to the preceding Signature Page).
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

†	Indicates management contract or compensatory plan or arrangement.