Form 10-Q
period 2005-03-31
CARRIER ACCESS CORP
filed 2005-09-13
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2005 was 34,649,417 shares.

CARRIER ACCESS CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$42,365	$46,753
Marketable securities available for sale	61,654	61,930
Accounts receivable, net of allowance for doubtful accounts of $707 and $359 in 2005 and 2004, respectively	11,883	11,949
Income tax receivable	86	161
Deferred income taxes	289	363
Inventory, net	33,187	32,009
Prepaid expenses and other	4,298	4,513

Total current assets	153,762	157,678

Property and equipment, net of accumulated depreciation and amortization of $19,306 and $18,585 in 2005 and 2004, respectively	12,135	12,239
Goodwill	7,588	7,588
Intangible assets, net of accumulated amortization of $1,890 and $1,580 in 2005 and 2004, respectively	6,104	6,412
Other assets	228	218

Total assets	$179,817	$184,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,147	$11,246
Accrued compensation payable	3,260	2,917
Accrued expenses and other liabilities	1,787	1,468

Total current liabilities	16,194	15,631
Deferred income taxes	289	363

Total liabilities	16,483	15,994

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized, 34,649 shares issued and outstanding at March 31, 2005, and 34,479 shares issued and outstanding at December 31, 2004	35	34
Additional paid-in capital	188,595	188,147
Accumulated deficit	(24,920)	(19,910)
Accumulated other comprehensive loss	(376)	(130)

Total stockholders’ equity	163,334	168,141

Total liabilities and stockholders’ equity	$179,817	$184,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
		(As restated)
Revenue, net of allowances for sales returns	$14,696	$28,538
Cost of sales	9,590	15,448

Gross profit	5,106	13,090

Operating expenses:
Research and development	4,799	3,975
Sales and marketing	3,324	4,579
General and administrative	1,683	1,718
Bad debt expense (recoveries)	328	(183)
Restructuring charges	369	—
Intangible asset amortization	307	348

Total operating expenses	10,810	10,437

Income (loss) from operations	(5,704)	2,653

Other income, net	694	219

Income (loss) before income taxes	(5,010)	2,872

Income taxes	—	15

Net income (loss)	$(5,010)	$2,857

Income (loss) per share:
Basic	($0.15)	$0.10
Diluted	($0.15)	$0.09

Weighted average common shares outstanding:
Basic	34,502	29,318
Diluted	34,502	31,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCES AT DECEMBER 31, 2004	34,479	$34	$188,147	$(19,910)	$(130)	$168,141
Exercise of stock options	170	1	448	—	—	449
Comprehensive loss:
Net change in unrealized loss on investments	—	—	—	—	(246)	(246)
Net loss	—	—	—	(5,010)	—	(5,010)

Total comprehensive loss						(5,256)

BALANCES AT MARCH 31, 2005	34,649	$35	$188,595	$(24,920)	$(376)	$163,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	$(5,010)	$2,857
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	1,031	1,206
Provision for (recoveries of) doubtful accounts	328	(183)
Stock-based compensation	—	5
Changes in operating assets and liabilities:
Accounts receivable	(262)	796
Income tax receivable	75	—
Inventory	(1,178)	(2,290)
Prepaid expenses and other	205	604
Accounts payable and accrued expenses	563	(330)

Net cash provided (used) by operating activities	(4,248)	2,665

Cash flows from investing activities:
Purchases of property and equipment	(619)	(552)
Net cash paid in the purchase of Paragon	—	(100)
Purchases of marketable securities	(21,632)	(17,000)
Sales and maturities of marketable securities available for sale	21,662	14,971

Net cash provided (used) by investing activities	(589)	(2,681)

Cash flows from financing activities:
Proceeds from stock offering	—	83,607
Stock issuance costs	—	(5,055)
Proceeds from exercise of stock options	449	976

Net cash provided by financing activities	449	79,528

Net increase (decrease) in cash and cash equivalents	(4,388)	79,512
Cash and cash equivalents at beginning of period	46,753	10,107

Cash and cash equivalents at end of period	$42,365	$89,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Restatement of Consolidated Financial Statements
     The fiscal 2003 and fiscal 2004 consolidated financial statements and related interim financial information of Carrier Access Corporation (the “Company”) were restated and filed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Form 10-K/A”), filed with the Securities Exchange Commission (“SEC”) on August 2, 2005 to correct for certain accounting errors. The restated financial statements include a number of adjustments that impacted previously reported revenue, costs of sales, accounts receivable and inventory reserves. The restated financial statements also included related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. Other than filing the 2004 Form 10-K/A, the Company has not amended, and does not anticipate amending, its previously filed annual reports on Form 10-K or its quarterly reports on Form 10-Q for any periods. However, this Form 10-Q includes restated quarterly information for the quarter ended March 31, 2004. All 2004 amounts included herein reflect the restatements; March 31, 2004 amounts have been restated; December 31, 2004 amounts have been previously reported as restated. A summary of the restatement adjustments follows.
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
Probability of Collection
     Revenue was recognized upon shipment for sales to certain distributors that were not obligated to or could not pay the Company unless the Company’s products were sold through to an end user. If realization of revenue is contingent upon sell-through it is not appropriate to recognize revenue until sell-through occurs or upon receipt of cash. The Company made adjustments to recognize revenue for sales to these distributors upon receipt of cash rather than upon shipment of product.
Undelivered Elements
     It was determined that certain customer arrangements contained obligations to provide training, support and other deliverables that had not previously been accounted for as separate elements of the arrangement. Generally accepted accounting principles in the U.S. require accounting for each separate element and that a portion of the arrangement fee be allocated to each of those separable elements using an appropriate methodology. The Company made adjustments to account for the separate elements that, for some arrangements, resulted in the deferral of a portion of the revenue from the arrangements.
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

Summary
     The following tables reconcile previously reported financial information to amounts as restated for the periods indicated, in thousands, except per share amounts:

Quarter ended
March 31,
2004
Revenues, as previously reported	$28,547
Restatement adjustments:
Passage of title	12
Undelivered elements	(21)

Total restatement adjustments	(9)

Revenues, as restated	$28,538

Quarter Ended
March 31,
2004
Net income, as previously reported	$2,704
Restatement adjustments:
Passage of title	(12)
Undelivered elements	(21)
Inventory valuation	186

Total restatement adjustments	153

Net income, as restated	$2,857

	Quarter ended
	March 31, 2004
	As previously	As restated
	reported
Statement of operations
Revenue	$28,547	$28,538
Cost of sales	15,612	15,448
Gross profit	12,935	13,090
Sales and marketing	4,577	4,579
Total operating expenses	10,435	10,437
Income from operations	2,500	2,653
Income before taxes	2,719	2,872
Net income	2,704	2,857

	Quarter ended
	March 31, 2004
	As previously	As restated
	reported
Per-share amounts:
Basic earnings per share	$0.09	$0.10
Diluted earnings per share	$0.09	$0.09

	Quarter ended
	March 31, 2004
	As previously	As restated
	reported
Statement of cash flows
Net income	$2,704	$2,857
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	808	796
Inventory	(2,521)	(2,290)
Accounts payable and accrued expenses	(453)	(330)
Note 2. Summary of Significant Accounting Policies
     a. Business and Basis of Presentation. The Company designs, manufactures and sells broadband access equipment to wireline and wireless carriers. The products are used to upgrade capacity and provide enhanced services to wireline and wireless communications networks. The products also enable our customers to offer enhanced voice and data services, delivered over multiple technologies, which historically have been offered onto separate networks, on a single converged network. The Company designs products to enable our customers to deploy new revenue-generating voice and data services, while lowering their capital expenditures and ongoing operating costs. The Company operates in one business segment and substantially all of its sales and operations are domestic.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Management does not believe the effects of such reclassifications are material and they do not affect equity, net income or working capital. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year or any fiscal quarter. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
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

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Weighted-average shares
Average shares outstanding-basic	34,502	29,318
Shares assumed issued through exercises of stock options	—	2,406

Average shares outstanding-diluted	34,502	31,724

Number of potential shares excluded from computation because their effect is anti-dilutive	2,751	593

          Due to the company’s net loss for the three months ended March 31, 2005, all potentially dilutive securities are considered anti-dilutive and therefore the number of shares used to compute dilutive earnings per share is equal to the basic weighted average shares outstanding for the period.
     c. Stock-Based Compensation. The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
		As restated
Net income (loss)	$(5,010)	$2,857
Add back: Stock-based compensation expense, as reported	—	5
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(929)	(1,283)

Net income (loss), pro forma	$(5,939)	$1,579

Earnings (loss) per share – basic, as reported	$(0.15)	$0.10
Earnings (loss) per share — diluted, as reported	$(0.15)	$0.09
Earnings (loss) per share – basic, as adjusted	$(0.17)	$0.05
Earnings (loss) per share — diluted, as adjusted	$(0.17)	$0.05
Per share weighted average fair value of options granted during period	$5.73	$8.75
The weighted average fair values of options granted during the three months ended March 31, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2005		2004
Volatility	107%		111%
Expected life	5	years	5	years
Risk-free interest rate	4.2%		2.8%
Expected dividend yield	0.0%		0.0%
     d. Product Warranties and Service. The Company provides warranties against defects in materials and workmanship for its products generally ranging from 90 days to up to 60 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Beginning balance, accrued product warranties and service	$634	$410
Additions to the accrual for product warranties	183	336
Reductions for incurred warranty charges	(216)	(220)

Ending balance, accrued product warranties and service	601	526

     e. Reclassifications. Certain investments in auction rate securities of $24 million were reclassified as of December 31, 2004 from cash and cash equivalents into marketable securities available for sale in the consolidated balance sheet. Auction rate securities are used as part of the Company’s cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have also reclassified the purchase and sales of these auction rate securities in our consolidated statement of cash flows for the quarter ended March 31, 2004, increasing previously reported cash used by investing activities by $7.9 million. The reclassification had no impact on previously reported total current assets, total assets, working capital position or results of operations and does not affect previously reported cash flows from operating or financing activities.
     f. Exit and Disposal Activities. In December 2002, the Company completed a restructuring plan designed to reduce its expenses in accordance with anticipated reductions in revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. In the first quarter of 2005 the Company recorded an additional provision of $369,000 as the Company made corrections to and revised its estimates of the loss on abandoned leases. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002, approximately $1 million in 2003, approximately $500,000 in 2004, and approximately $174,000 in the first quarter of 2005. The Company accrued additional costs of $218,000 in 2004. Although most of the remaining payments will be made by December 31, 2005, the Company does not anticipate that the total amount will be paid until December 31, 2007.
     Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2005 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance
2003	$1,586	—	$(1,050)	$536
2004	$536	218	$(494)	$260
2005	$260	369	$(174)	$455

Note 3. Inventory
     The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$30,717	$31,276
Work-in-process	12	16
Finished goods	8,808	7,269

	39,537	38,561
Reserve for obsolescence	(6,350)	(6,552)

Total inventory, net	$33,187	$32,009

  Note 4. Commitments and Contingencies
The Company leases office space under various noncancellable-operating leases that expire through 2007. The Company records rent expense under noncancellable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.
     The Company has placed noncancellable purchase orders for $9.4 million of inventory from certain of its vendors for delivery in 2005. These orders are generally placed up to 4 months in advance based on the lead time of the inventory.
     In November of 2003, the Company acquired Paragon Networks International, Inc (Paragon). In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed is estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition dates have been accrued and expensed. Interest and penalties accrued and expensed in 2004 related to preacquisition value-added taxes and employee payroll taxes was approximately $80,000. In addition, the Company continued to incur value-added taxes and employee payroll taxes, and related penalties and interest during 2004 that were accrued and expensed which totaled approximately $263,000. The total amount of the contingent liability as of December 31, 2004 was approximately $1.2 million. During the first quarter ended March 31, 2005, approximately $41,000 was accrued for payroll taxes, value added taxes and related interest. It is reasonably possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.
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
     Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koenig [sic], et al. Case No. 05-cv-1134-RPM. These actions were consolidated on August 11, 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph.
     Management believes that the claims in the class action lawsuits are without merit. Because these lawsuits are at a very preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations.
     In addition, Carrier Access is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s future results of operations, cash flows or financial position in a particular period.
     The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations, and has not accrued any liabilities related to such indemnifications in its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, our cost structure and sales strategy, economic conditions and industry consolidation, customer revenue mix, sources of revenue, gross margins, and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, is subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 2 of this report. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this report.
Restatement of Consolidated Financial Statements
     As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated, among other periods, certain financial statements and other information for each of the quarters of 2004, with respect to our accounting for reported revenue, cost of sales, accounts receivable and inventory reserves. The restated financial statements also include related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. Please refer to Note 1 of Notes to Consolidated Financial Statements for more detailed discussions of the restatement. Amounts shown in management’s discussion and analysis reflect these restated items.
Following is a summary of the effects of the restatements on our results of operations for the quarter ended March 31, 2004 (in thousands, except per share amounts):

			Diluted earnings
	Net sales	Net income	per share
As previously reported	$28,547	$2,704	$0.09
Effect of restatements	(9)	153	0.00

As restated	$28,538	$2,857	$0.09

For a more complete discussion of the nature of the restatements and the impact of these errors on our previously reported results of operations and statement of cash flows for the year ended December 31, 2004 and on our balance sheet as of December 31, 2004, please refer to our amended annual report on Form 10-K/A as filed with the Securities and Exchange Commission on August 2, 2005.
Overview
We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., or LNAS, and the Axxius products in June 2002. In November 2003 we acquired the MASTER Series and BROADway product lines through our acquisition of Paragon.
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

     We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to 9%, 13% and 56%, respectively, in the first quarter of 2005. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the quarter ended March 31, 2005, direct sales to one wireless customer, accounted for approximately 20% of our revenue.
     When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for severance expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a trend that we have started to see over the past year. However, we believe current economic conditions and industry consolidations may continue to cause our customers and potential customers to defer and reduce capital spending.
     Historically, most of the sales of our products have been through a limited number of distributors and OEM’s. Sales to a distributor, Walker & Associates, accounted for 11% in fiscal 2003, 7% in fiscal 2004 and 15% for the quarter ended March 31, 2005. Recently, however, an increasing proportion of our product sales have been made directly to telecommunications carriers. For the quarter ended March 31, 2005, we sold directly to a wireless customer who accounted for approximately 20% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.
     Our net revenue continues to be affected by variability in the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them has caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Results of Operations
Net Revenue and Cost of Goods Sold (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
		As restated
Net revenue	$14,696	$28,538
Cost of goods sold	$9,590	$15,448
     Our net revenue for the quarter ended March 31, 2005 decreased to $14.7 million from $28.5 million in the quarter ended March 31, 2004. The decrease in net revenue was due primarily to a significant decrease in sales from our OEM customers supplying product into the wireless market as well as reduced sales into two of our major wireless customers. We believe that this decrease in sales was primarily due to the consolidation in the wireless industry as wireless customers were rationalizing their networks due to the consolidation and sale of assets and therefore did not release their 2005 capital expenditure budgets. In addition, sales to direct customers for integrated T-1 business offerings declined and were not offset by sales of Voice Over IP offering as carriers were determining their roll out strategies for Voice over IP business service offerings. These events resulted in relative decreases in the number of units sold into the wireless and business markets in the three months ended March 31, 2005 as compared to the prior year period. The decreased unit sales related primarily to Axxius, Adit and MasterSeries products.
     A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In each of fiscal 2003, fiscal 2004 and for the quarter ended March 31, 2005, 23% of our net revenue was derived from 16, 24 and 6 orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was and continues to be affected due to factors such as decreased demand for our products, poor economic conditions, customer bankruptcies, and variable ordering patterns of distributors, OEMs and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.
     During the first quarter of 2005, approximately 42% of our revenue was derived from the sales of our products through our distributors and OEMs. We generally recognize revenue upon shipment to a distributor unless collectibility is not reasonably assured. In these cases we generally recognize revenue upon receipt of cash. Our success depends in part on the continued sales and customer support efforts of our network of distributors as well as increased sales to our direct customers. We expect that the sale of our products will continue to be made to a small number of distributors. In addition to being dependent on a small number of distributors for a majority of our net revenue, we believe that we are dependent on sales to a limited number of service provider customers. For example, our top three direct customers accounted for approximately 30% of our first quarter 2005 revenue. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or direct customers could have a material adverse effect on our business.
     Cost of goods sold for the quarter ended March 31, 2005 was $9.6 million compared to $15.4 million in the quarter ended March 31, 2004. The decrease in cost of goods sold in 2005 was due to decreased sales.
Gross Margins (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
		As restated
Gross Profit	$5,106	$13,090
Gross Margin	35%	46%

     Gross margin decreased to 35% for the quarter ended March 31, 2005 from 46% for the quarter ended March 31, 2004. Gross margins were negatively impacted by shifts in product mix to lower margin products including the MasterSeries product shipped with lower margin service cards and continued decreases in selling prices of some of our mature product lines. In addition, gross margins were negatively impacted due to overall lower sales volumes combined with fixed overhead amounts. We believe that the average selling prices and the related gross margins will decline for mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We have seen the average selling price for the Wide Bank products, Adit products, and MasterSeries products decrease during 2004. In addition, new product introductions could harm gross margins until production volume increases. We anticipate that gross margins will improve in future quarters due to new higher margin MasterSeries service card introductions and higher overall sales.
     We have experienced a substantial decrease in the number of orders from some of our customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand and reduced pricing for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was and continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors, OEMs and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.
Research and Development Expenses (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
Research and development expenses	$4,799	$3,975
As a percentage of net revenue	33%	14%
     Research and development expenses for the quarter ended March 31, 2005 increased to $4.8 million from $4.0 million in the quarter ended March 31, 2004, primarily as a result of an increase in personnel expense of $331,000 and approximately $187,000 of prototype expenses to support the development and release of our converged IP voice data network, and wireless hardware and software solutions. Related to these programs, we also increased our spending by $276,000 for software consultants. We expect the trend of our investment in research and development to continue as we meet the demands of the market for integrated solutions.
Selling, General and Administrative Expenses (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
		As restated
Sales and marketing expenses	$3,324	$4,579
General and administrative expenses	1,683	1,718
Bad debt expense (recoveries)	328	(183)
Restructuring charges	369	—
Intangible asset amortization	307	348

Total selling, general and administrative expenses	$6,011	$6,462
Total selling, general and administrative expenses as a percentage of net revenue	41%	23%
     Selling, general and administrative expense for the quarter ended March 31, 2005 decreased to $6.0 million from $6.5 million in the quarter ended March 31, 2004. Sales and marketing expense for the quarter ended March 31, 2005 decreased to $3.3 million from $4.6 million for the quarter ended March 31, 2004 primarily as a result of a $1.2 million decrease in personnel expense. Bad debt expense changed by approximately $511,000 for the quarter ended March 31, 2005 due to the deterioration of the financial condition of a key distributor. General and administrative expense for the quarter ended March 31, 2005 remained consistent with the quarter ended March 31, 2004 at $1.7 million.
Other Income, Net
     Interest and other income, net for the quarter ended March 31, 2005 increased to $694,000 from $219,000 for the quarter ended March 31, 2004. The increase was due to interest earned on larger cash balances from the proceeds of our public stock offering in February 2004.
Income Taxes
     We did not record an income tax provision in the first quarter of 2005. While we have identified net operating loss carryforwards that may be used to offset up to $49.9 million of future taxable income for federal tax purposes and up to $35.1 million for state tax purposes, we cannot conclude that realization of the resulting deferred tax assets is more likely than not. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will generally be recognized in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance which will result in additional deferred benefits in the period of such reversal. A portion of the valuation allowance relates to deferred tax assets obtained in connection with our acquisition of Paragon in 2003. Should we reverse the valuation allowance related to these acquired deferred tax assets, such reversal will result in an increase to the amount of acquired goodwill and will have no impact on our income tax benefit.
Liquidity and Capital Resources (in thousands):

	March 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Working capital	$137,568	$142,047
Cash, cash equivalents and marketable securities	$104,019	$108,683
Total assets	$179,817	$184,135

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
		As restated
Net cash provided (used) by:
Operating activities	$(4,248)	$2,665
Investing activities	$(589)	$(2,681)
Financing activities	$449	$79,528
     At March 31, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities available for sale totaling approximately $104.0 million. At March 31, 2005, our working capital was approximately $137.6 million. We have no significant capital spending commitments, although we do have facilities leases and inventory purchase commitments.
     Cash used by operations was $4.2 million for the quarter ended March 31, 2005 contrasted to $2.7 million provided by operations for the quarter ended March 31, 2004. Cash used by operations for the quarter ended March 31, 2005 was primarily due to our net loss of $5.0 million adjusted for depreciation and amortization expense of $1.0 million and increases in inventory of approximately $1.2 million. For the quarter ended March 31, 2004, our cash provided by operations resulted from net income of $2.9 million adjusted for depreciation and amortization expense of $1.2 million offset by increases in inventory of $2.3 million.

     Cash used by investing activities for the quarter ended March 31, 2005 was $589,000 compared to cash used for the quarter ended March 31, 2004 of $2.7 million. For the quarter ended March 31, 2005, we had net sales of $30,000 of marketable securities compared to net purchases of $2.0 million for the quarter ended March 31, 2004. Our capital expenditures for the quarter ended March 31, 2005 were $619,000 for equipment to support research, development, and manufacturing activities compared to $552,000 for the quarter ended March 31, 2004. We believe our current facilities are sufficient to meet our current operating requirements.
     Financing activities provided $449,000 for the quarter ended March 31, 2005, which was the result of the exercise of stock options. Financing activities provided $79.5 million for the quarter ended March 31, 2004, which was primarily the result of $78.4 million of cash received upon the completion of our public offering. In addition, we received $1.0 million from the exercise of stock options during the first quarter of 2004.
     Our net inventory levels increased approximately $1.2 million to a net $33.2 million at March 31, 2005 from $32.0 million at December 31, 2004. The increase was primarily the result of the inventory obtained to fulfill orders for our wireless service provider customers.
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
Off Balance Sheet Arrangements. Other than operating leases and inventory purchase commitments discussed in Commitments and Contingencies, we have no off balance sheet arrangements.
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
     Revenue Recognition. We recognize revenue from product sales using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104. Our revenue from sales of products is recognized upon shipment or delivery based upon shipping terms, provided there is evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. Certain customers have the right to return products for a limited time after shipment as part of a stock rotation program. Revenue is reduced by estimated stock rotation returns based upon historical return rates. If future returns exceed estimates, revenue would be further reduced.
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
     For all sales, a binding contract, purchase order or another form of documented agreement is used as evidence of an arrangement with the customer. Sales to distributors may be evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. Delivery is considered to occur upon shipment the product, so long as title and risk of loss have passed to the customer. At the time of the transaction the company assesses whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If it is determined the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed or determinable.
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
     Deferred Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period determines the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce the carrying amount of deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not sufficiently assured. Based upon this analysis, a valuation allowance has been recorded as of March 31, 2005, to reduce the carrying amount of our $28.0 million of net deferred tax assets to zero.
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
     Employee Stock Options. As further explained in Note 2(c) in Notes to Consolidated Financial Statements, stock options are granted to employees, consultants and directors. Upon vesting, an option becomes exercisable; that is, the option holder can purchase a share of our common stock at a price that is equal to the share price on the day of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits companies either to continue accounting for stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” or to adopt a fair-value-based method to measure compensation cost. We currently account for our stock-based compensation plans under the “intrinsic value” recognition and measurement principles of APB No. 25 and provide supplemental information in Notes to Consolidated Financial Statements as if we used the fair value recognition provisions of SFAS No. 123. Under SFAS No. 123, an option is valued on grant day, and then expensed evenly over its vesting period. We use the Black-Scholes option valuation model to estimate the option’s fair value. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over the most recent period equal to the expected option life. Additionally our share price on grant day influences the option value. The higher the share price, the more the option is worth. Changes in the option value after grant day are not reflected in expense.
Recently Issued Accounting Pronouncements
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
RISK FACTORS
     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained and incorporated in this Quarterly Report on Form 10-Q, before you decide to invest in our common stock. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.
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
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement including control deficiencies that may constitute material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K/A filed on August 2, 2005, as of December 31, 2004 and Item 4 of our March 31, 2005 Form 10-Q disclosed herein, our management concluded that we did not maintain effective controls over certain aspects of our review of our statements of cash flow and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004, and for each of the quarters therein.
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
     Although our revenues increased from $62.5 million in 2003 to $95.5 million in 2004, our quarterly revenues decreased in the third and fourth quarters of 2004, resulting in a decrease in net revenue from $58.1 million in the first six months to $37.4 million in the last six months of 2004. In addition, we have reported a significant decline in revenues in the first quarter of 2005. We cannot be certain that our annual and quarterly revenue will not fluctuate in the future.
     We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:
•	The loss of, or significant reduction in purchases by, any of our large distributor, direct and OEM customers, two of whom were each responsible for more than 10% of our net revenue in the year ended December 31, 2004 and two of whom were each responsible for more than 10% of our net revenue in the three months ended March 31, 2005

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry, and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, factors that resulted in a large decline in our product sales in the year 2000, 2001 and 2002 and in the second half of 2004 and the first quarter of 2005;

•	Costs related to acquisitions of technologies or businesses;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and communications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.
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
     Our revenues and gross margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry such as the mergers of Cingular and AT&T Wireless, and the recently announced mergers of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the third and fourth quarter of 2004, as well as in the first quarter of 2005 and could result in decreases in revenues and earnings in future periods.
We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.
     A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 11% and 7% of our net revenue in 2003 and 2004, respectively. In the quarter ended March 31, 2005, Walker & Associates accounted for over 10% of our revenue. In addition, one OEM customer accounted for over 10% of our net revenue in the year ended December 31, 2004. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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
     A significant portion of our net revenue has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for fiscal year 2004, we sold directly to a wireless customer who accounted for approximately 10% of our net revenue, and for the three months ended March 31, 2005, we sold directly to another wireless customer who accounted for over 10% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.
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
     Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has slightly improved, there is still oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers with numerous customers substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted the sale of our products and our operating results most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2001, 2002, 2003, 2004 and for the first quarter of 2005. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk that could increase our expenses.
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
     We believe that average selling prices and gross margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for our Wide Bank products and Adit products has decreased substantially in the past. These decreases were due to general economic conditions and the introduction of competitive products with lowers prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross margins would decline and such decline could adversely affect our operating results and the price of our common stock.
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
     We are experiencing rapid consolidation in our customer base. During the past 18 months a number of large mergers in the telecommunications industry have been announced, including the following: Cingular Wireless and AT&T wireless, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.
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
     We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE when we were first certified in the fourth quarter of 2001 and with Network Equipment Building Standards Level 3 since we were first certified in April 1998. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products. Telcordia, formerly known as Bellcore, developed the Osmine program, which is a process designed to ensure that all of the network equipment used by Regional Bell Operating Companies, or RBOCs, can be managed by the same software programs. NEBS, or Network Equipment Building Standards, are a set of performance, quality and safety requirements — which were developed internally at Bell Labs and later at Telcordia — for network switches. RBOCs and local exchange carriers rely on NEBS-compliant hardware for their central office telephone switching. We cannot assure that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.
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
     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As March 31, 2005, we held a total of 18 issued U.S. patents and had approximately 6 pending U.S. patent applications. We have one U.S. trademark application pending and have 15 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of March 31, 2005, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar.
     As part of our cash management strategy, at March 31, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $104.0 million mainly in the form of bank demand deposits, money markets, commercial paper, auction rate securities and government securities. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 100 basis point change in interest rates. A hypothetical increase or decrease in market rates of 100 basis points would increase or decrease interest income on an annualized basis by approximately $1.0 million.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because we have not yet completed the remediation of the material weaknesses discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”).
(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Remediation of weaknesses in internal control over financial reporting. As discussed in more detail in our 2004 Form 10-K/A, as of December 31, 2004, we did not maintain effective controls over (i) review of our consolidated statement of cash flows, (ii) evaluation of customer arrangements for the appropriate application of revenue recognition criteria, (iii) accounting for our inventory reserves and (iv) identification and accounting for complex transactions.
Subsequent to March 31, 2005, we have implemented, or plan to implement, the specific measures described below to remediate the material weaknesses described above.
Statement of Cash Flows
We have required the Chief Financial Officer to monitor compliance with our established policy, which provides for a review of the statement of cash flows by a technically competent individual.
Revenue Recognition
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
Inventory Reserves
We have designed an additional policy, which requires a review of reserve activity by a qualified individual.
Lack of Depth of Personnel with adequate Technical Knowledge
We are in the process of addressing the material weakness related to the lack of depth of personnel with sufficient technical accounting expertise. In this regard, in June 2005, the Company hired a new Chief Financial Officer and has established a formal process for the periodic technical training of the financial and sales personnel.
The aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a period of time and are tested and we conclude that they are operating effectively. As previously disclosed in the 2004 Form 10-K/A, we anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of 2005 that material weaknesses in our internal control over financial reporting continue to exist and that our disclosure controls and procedures are not effective as of June 30, 2005.
We are fully committed to remediating our material weaknesses in internal control over financial reporting, and we believe we are taking the appropriate steps to properly address these issues during 2005. However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and may require further remediation.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
     Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening [sic], et al. Case No. 05-cv-1134-RPM. These actions were consolidated on August 11, 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph.
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
     In addition, Carrier Access is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s future results of operations, cash flows or financial position in a particular period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the first quarter of 2005.
ITEM 5. OTHER INFORMATION
     Our 2005 annual meeting of stockholders (the “Annual Meeting”) has been scheduled for Tuesday, November 8, 2005 at 9:30 am, Mountain Time, at the Carrier Access Corporate Offices located at 5395 Pearl Parkway, Boulder, Colorado, 80301.
     Requirements for stockholder proposals to be considered for inclusion in our proxy materials. Stockholders may present proper proposals for inclusion in our proxy statement and form of proxy and for consideration at the Annual Meeting by submitting their proposals in writing to our Secretary in a timely manner. In order to be included in our proxy materials for the Annual Meeting, stockholder proposals must be received by our Secretary no later than September 16, 2005, and must otherwise comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
     Requirements for stockholder proposals to be brought before an annual meeting. In addition, our Bylaws establish an advance notice procedure for stockholders who wish to present certain matters before an annual meeting of stockholders. In general, nominations for the election of directors may be made by (1) the Board and/or its Corporate Governance and Nominating Committee or (2) any stockholder entitled to vote who has written notice delivered to our Secretary within the Notice Period (as defined below), which notice must contain specified information concerning the nominees and concerning the stockholder proposing such nominations.
     Our Bylaws also provide that the only business that may be conducted at an annual meeting is business that is (1) specified in the notice of meeting given by or at the direction of the Board of Directors, (2) properly brought before the meeting by or at the direction of the Board of Directors, or (3) properly brought before the meeting by any stockholder entitled to vote who has written notice delivered to our Secretary within the Notice Period (as defined below), which notice must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters.
     The “Notice Period” is defined as that period not less than 20 days nor more than 60 days prior to the date of the annual meeting of stockholders. As a result, the Notice Period for the 2005 annual meeting of stockholders is anticipated to start on September 9, 2005 and end on October 19, 2005.
     If a stockholder who has notified us of his or her intention to present a proposal at an annual meeting does not appear to present his or her proposal at such meeting, we need not present the proposal for vote at such meeting.
     A copy of the full text of the Bylaw provisions discussed above may be obtained by writing to our Secretary or may be accessed on our website at www.carrieraccess.com. All notices of proposals by stockholders, whether or not they are to be included in our proxy materials, should be sent to Carrier Access Corporation, 5395 Pearl Parkway, Boulder, Colorado 80301, Attention: Corporate Secretary.

ITEM 6. EXHIBITS
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

CARRIER ACCESS CORPORATION (Registrant)
	By:	/s/ Gary Gatchell
September 13, 2005		Gary Gatchell
Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.