Form 10-Q
period 2005-06-30
CARRIER ACCESS CORP
filed 2005-09-14
CIK 1018074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of June 30, 2005 was 34,671,295 shares.

CARRIER ACCESS CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$45,088	$46,753
Marketable securities available for sale	56,549	61,930
Accounts receivable, net of allowance for doubtful accounts of $768 and $359 in 2005 and 2004, respectively	14,710	11,949
Income tax receivable	67	161
Deferred income taxes	289	363
Inventory, net	31,693	32,009
Prepaid expenses and other	2,993	4,513

Total current assets	151,389	157,678

Property and equipment, net of accumulated depreciation and amortization of $20,010 and $18,585 in 2005 and 2004, respectively	11,933	12,239
Goodwill	7,588	7,588
Intangible assets, net of accumulated amortization of $2,200 and $1,580 in 2005 and 2004, respectively	5,795	6,412
Other assets	245	218

Total assets	$176,950	$184,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,682	$11,246
Accrued compensation payable	3,646	2,917
Accrued expenses and other liabilities	1,239	1,116
Deferred revenue	1,020	352

Total current liabilities	14,587	15,631
Deferred income taxes	289	363

Total liabilities	14,876	15,994

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized, 34,671 shares issued and outstanding at June 30, 2005, and 34,479 shares issued and outstanding at December 31, 2004	35	34
Additional paid-in capital	188,677	188,147
Accumulated deficit	(26,368)	(19,910)
Accumulated other comprehensive loss	(270)	(130)

Total stockholders’ equity	162,074	168,141

Total liabilities and stockholders’ equity	$176,950	$184,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenue, net of allowances for sales returns	$18,925	$29,549	$33,621	$58,087
Cost of sales	11,281	16,274	20,871	31,723

Gross profit	7,644	13,275	12,750	26,364

Operating expenses:
Research and development	4,257	4,692	9,058	8,662
Sales and marketing	3,208	4,047	6,532	8,625
General and administrative	2,035	1,800	3,715	3,524
Bad debt expense (recoveries)	58	(98)	386	(281)
Restructuring charges	—	92	369	92
Intangible asset amortization	307	307	614	654

Total operating expenses	9,865	10,840	20,674	21,276

Income (loss) from operations	(2,221)	2,435	(7,924)	5,088
Other income, net	772	491	1,466	711

Income (loss) before income taxes	(1,449)	2,926	(6,458)	5,799

Income taxes	—	52	—	67

Net income (loss)	$(1,449)	$2,874	$(6,458)	$5,732

Income (loss) per share:
Basic	(0.04)	0.09	(0.19)	0.18
Diluted	(0.04)	0.08	(0.19)	0.17

Weighted average common shares outstanding:
Basic	34,663	33,744	34,592	32,010
Diluted	34,663	35,790	34,592	34,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCES AT DECEMBER 31, 2004	34,479	$34	$188,147	$(19,910)	$(130)	$168,141
Exercise of stock options	192	1	483	—	—	484
Stock-based compensation			47	—	—	47
Comprehensive loss:
Net change in unrealized loss on investments	—	—	—	—	(140)	(140)
Net loss	—	—	—	(6,458)	—	(6,458)

Total comprehensive loss						(6,598)

BALANCES AT JUNE 30, 2005	34,671	$35	$188,677	$(26,368)	$(270)	$162,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	(6,458)	5,732
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	2,045	2,287

Provision for (recoveries of) doubtful accounts, net	386	(281)
Gain on sale of property	—	(143)
Stock-based compensation	47	5
Changes in operating assets and liabilities:
Accounts receivable	(3,147)	4,889
Income tax receivable	94	—
Inventory	315	(4,716)
Prepaid expenses and other	1,490	1,675
Deferred revenue	668	649
Accounts payable and accrued expenses	(1,711)	(3,449)

Net cash provided (used) by operating activities	(6,271)	6,648

Cash flows from investing activities:
Purchases of property and equipment	(1,119)	(1,137)
Proceeds from sales of property	—	368
Net cash paid in the purchase of Paragon	—	(350)
Purchases of marketable securities	(29,488)	(55,946)
Sales and maturities of marketable securities available for sale	34,729	27,658

Net cash provided (used) by investing activities	4,122	(29,407)

Cash flows from financing activities:
Proceeds from stock offering	—	83,607
Stock issuance costs	—	(5,227)
Proceeds from exercise of stock options	484	1,623

Net cash provided by financing activities	484	80,003

Net increase (decrease) in cash and cash equivalents	(1,665)	57,244
Cash and cash equivalents at beginning of period	46,753	10,107

Cash and cash equivalents at end of period	45,088	67,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Restatement of Consolidated Financial Statements
     The fiscal 2003 and fiscal 2004 consolidated financial statements and related interim financial information of Carrier Access Corporation (the “Company”) were restated and filed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Form 10-K/A”), filed with the Securities Exchange Commission (“SEC”) on August 2, 2005 to correct for certain accounting errors. The restated financial statements include a number of adjustments that impacted previously reported revenue, costs of sales, accounts receivable and inventory reserves. The restated financial statements also included related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. Other than filing the 2004 Form 10-K/A, the Company has not amended, and does not anticipate amending, its previously filed annual reports on Form 10-K or its quarterly reports on From 10-Q for any periods. However, this Form 10-Q includes restated information for the three and six-month periods ended June 30, 2004. All 2004 amounts included herein reflect the restatements; June 30, 2004 amounts have been restated; December 31, 2004 amounts have been previously reported as restated. A summary of the restatement adjustments follows.
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
Summary
     The following tables reconcile certain previously reported financial information to amounts as restated for the periods indicated, in thousands, except per share amounts:

	Three months	Six months
	ended	ended
	June 30,	June 30,
Statements of Operations	2004	2004
Revenues, as previously reported	$30,845	59,391

Restatement adjustments:

Passage of title	(1,264)	(1,252)

Undelivered elements	(32)	(52)

Total restatement adjustments	(1,296)	(1,304)

Revenues, as restated	$29,549	58,087

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004
Net income, as previously reported	$3,556	6,260

Restatement adjustments:

Passage of title	(676)	(687)

Undelivered elements	(37)	(60)

Inventory valuation	31	219

Total restatement adjustments	(682)	(528)

Net income, as restated	$2,874	5,732

	Three Months		Six Months
	Ended	Three Months	Ended	Six Months
	June 30,	Ended	June 30,	Ended
	2004	June 30,	2004	June 30,
	As previously	2004	As previously	2004
Statements of Operations	reported	As restated	reported	As restated
Revenue	$30,845	$29,549	$59,391	$58,087
Cost of sales	16,894	16,274	32,506	31,723
Gross profit	13,951	13,275	26,885	26,364
Sales and marketing	4,041	4,047	8,617	8,625
Total operating expenses	10,834	10,840	21,269	21,276
Income from operations	3,117	2,435	5,616	5,088
Income before taxes	3,608	2,926	6,327	5,799
Net income	3,556	2,874	6,260	5,732
Per-share amounts:
Basic earnings per share	$0.11	$0.09	$0.20	$0.18
Diluted earnings per share	$0.10	$0.08	$0.18	$0.17

	Quarter ended
	Six months
	June 30, 2004	Six months
	As previously	June 30, 2004
	reported	As restated
Statements of Cash Flows
Net income	$6,260	$5,732
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	3,697	4,889
Inventory	(3,709)	(4,716)
Accounts payable and accrued expenses	(3,269)	(3,449)
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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Management does not believe the effects of such reclassifications are material. The results of operation for the interim period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any fiscal quarter. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30
(in thousands)	2005	2004	2005	2004

Weighted-average shares
Average shares outstanding-basic	34,663	33,744	34,592	32,010
Shares assumed issued through exercises of stock options	—	2,046	—	2,233

Average shares outstanding-diluted	34,663	35,790	34,592	34,243

Number of shares excluded from computation because their effect is anti-dilutive	2,725	731	2,728	624

     Due to the company’s net loss for the three months ended June 30, 2005, all potentially dilutive securities are considered anti-dilutive and therefore the number of shares used to compute dilutive earnings per share is equal to the basic weighted average shares outstanding for the period.
     c. Stock-Based Compensation. The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		As restated		As restated
Net income (loss)	$(1,449)	$2,874	$(6,458)	$5,732
Add back: Stock-based compensation expense, as reported	47	—	47	5
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(347)	(1,500)	(1,276)	(2,781)

Net income (loss), as adjusted	$(1,749)	$1,374	$(7,687)	$2,956

Earnings (loss) per share — basic, as reported	$(0.04)	$0.09	$(0.19)	$0.18
Earnings (loss) per share — diluted, as reported	$(0.04)	$0.08	$(0.19)	$0.17
Earnings (loss) per share — basic, as adjusted	$(0.05)	$0.04	$(0.22)	$0.09
Earnings (loss) per share — diluted, as adjusted	$(0.05)	$0.04	$(0.22)	$0.09
Per share weighted average fair value of options granted during period	$3.79	$9.13	$4.58	$8.84
The weighted average fair values of options granted during the three and six months ended June 30, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Volatility	106%	108%	107%	110%
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.7%	3.8%	3.9%	3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     d. Product Warranty and Service. The Company provides warranties against defects in materials and workmanship for its products generally ranging from 90 days to up to 60 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Beginning balance, accrued product warranties and service	$601	$526	$634	$410
Additions to the accrual for product warranties	202	469	385	805
Reductions for incurred warranty charges	(187)	(361)	(403)	(581)

Ending balance, accrued product warranties and service	$616	$634	$616	$634

     e. Reclassifications. Certain investments in auction rate securities of $24 million were reclassified as of December 31, 2004 from cash and cash equivalents into marketable securities available for sale in the consolidated balance sheet. Auction rate securities are used as part of the Company’s cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have also reclassified the purchase and sales of these auction rate securities in our consolidated statement of cash flows, increasing previously reported cash used by investing activities by $19.0 million for the six months ended June 30, 2004. The reclassification had no impact on previously reported total current assets, total assets, working capital position or results of operations and does not affect previously reported cash flows from operating or financing activities.
     f. Exit and Disposal Activities. In December 2002, the Company completed a restructuring plan designed to reduce its expenses in accordance with anticipated reductions in revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. In the first six months of 2005, the Company recorded an additional provision of $369,000 as the Company made corrections to and revised its estimates of the losses on abandoned leases. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002, approximately $1 million in 2003, approximately $500,000 in 2004 and approximately $359,000 in the first six months of 2005. Although most of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2005, the Company does not anticipate that the total amount will be paid until December 31, 2007.
     Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2005 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance
2003	$1,586	—	$(1,050)	$536
2004	$536	218	$(494)	$260
2005	$260	369	$(359)	$270
     g. Development Activities. The Company entered into an agreement to perform development activities for a certain customer. Under the terms of the agreement, the customer paid the Company $125,000 in exchange for the completion of certain development activities. The Company has accounted for the arrangement as a contract to perform research and development in accordance with SFAS 68, Research and Development Arrangements. The Company has incurred costs of $25,000 in the first six months of 2005.
     h. Significant Customers. The Company’s sales to one significant customer resulted in a significant concentration of revenue for the three and six months ended June 30, 2005 (as a percentage of sales):

Three months ended		Six months ended
June 30,		June 30,
2005	2004	2005	2004
48%	4%	36%	4%
Note 3. Inventory
     The components of inventory are as follows (in thousands):

		December
	June 30,	31,
	2005	2004
Raw materials	$30,865	$31,276
Work-in-process	34	16
Finished goods	8,017	7,269

	38,916	38,561
Reserve for obsolescence	(7,223)	(6,552)

Total inventory, net	$31,693	$32,009

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
     In November of 2003, the Company acquired Paragon Networks International, Inc (Paragon). In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed is estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on un-remitted balances incurred after the acquisition dates have been accrued and expensed. Interest and penalties accrued and expensed in 2004 related to pre-acquisition value-added taxes and employee payroll taxes was approximately $80,000. In addition, the Company continued to incur value-added taxes and employee payroll taxes, and related penalties and interest during 2004 that were accrued and expensed which totaled approximately $263,000. The total amount of the contingent liability as of December 31, 2004 was approximately $1.2 million. During the first six months ended June 30, 2005, approximately $41,000 was accrued for payroll taxes and value added taxes. It is reasonably possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.
     Beginning on June 3, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al, Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on the behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaints are based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003.
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
     In addition, Carrier Access is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position, However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding general economic conditions and industry consolidation, future sales of our products to our customers, inventory levels, our expectations regarding research and development and selling, general and administrative expenses, customer revenue mix, sources of revenue, gross margins, our tax liability and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, is subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 2 of this report. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this report.
Restatement of Consolidated Financial Statements
     As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated, among other periods, our financial statements and certain other information for each of the quarters of 2004, with respect to our accounting for reported revenue, cost of sales, accounts receivable and inventory reserves. The restated financial statements also include related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. Please refer to Note 1 of Notes to Consolidated Financial Statements for more detailed discussions of the restatement.
Following is a summary of the effects of the restatements on our results of operations for the three and six months ended June 30, 2004 (in thousands, except per share amounts):

	Three months ended,			Six months ended,
	June 30, 2004			June 30, 2004
			Diluted			Diluted
			earnings per			earnings per
	Net sales	Net income	share	Net sales	Net income	share
As previously reported	$30,845	$3,556	$0.10	$59,391	$6,260	$0.18
Effect of restatements	(1,296)	(682)	(0.02)	(1,304)	(528)	(0.01)

As restated	$29,549	$2,874	$0.08	$58,087	$5,732	$0.17

For a more complete analysis of the effects of the restatements on our results of operations and statements of cash flow for the year ended December 31, 2004 and on our balance sheet as of December 31, 2004, please refer to our amended annual report on Form 10-K/A as filed with the Securities and Exchange Commission on August 2, 2005.
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
     We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to 7%, 13% and 65%, respectively, in the second quarter of 2005. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the three months ended June 30, 2005, direct sales to one wireless customer accounted for approximately 48% of our revenue.
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
     Historically, most of the sales of our products have been through a limited number of distributors and OEM’s. Sales to Walker & Associates accounted for 11% in 2003, 7% in 2004 and 3% for the three months ended June 30, 2005. Sales to distributors and OEM’s for the year ended 2004 accounted for 47% of our annual revenue. Recently, however, an increasing proportion of our product sales have been made directly to wireless telecommunications carriers. For the three months ended June 30, 2005, one wireless customer accounted for approximately 48% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.

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
Results of Operations
Net Revenue and Cost of Goods Sold (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As restated		As restated
Net revenue	$18,925	$29,549	$33,621	$58,087
Cost of goods sold	$11,281	$16,274	$20,871	$31,723
     Net revenue for the three months ended June 30, 2005 decreased to $18.9 million from $29.5 million for the three months ended June 30, 2004. Net revenue for the six months ended June 30, 2005 decreased to $33.6 million from $58.1 million for the six months ended June 30, 2004. The decrease in net revenue was due primarily to a significant decrease in sales from our OEM customers supplying product into the wireless market as well as reduced sales into two of our major wireless customers. We believe that this decrease in sales was primarily due to the consolidation in the wireless industry as wireless customers were rationalizing their networks due to the consolidation and sale of assets and therefore did not release their 2005 capital expenditure budgets. In addition, sales to direct customers for integrated T-1 business offerings declined and were not offset by sales of Voice Over IP offering as carriers were determining their roll out strategies for Voice over IP business service offerings. These events resulted in relative decreases in the number of units sold into the wireless business markets in the three and six months ended June 30, 2005 as compared to the prior year period. The decreased unit sales related primarily to Axxius, Adit and MasterSeries products.
     A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In each of fiscal 2003, fiscal 2004 and for the six months ended June 30, 2005, 23% of our net revenue was derived from 16, 24 and 8 orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was and continues to be affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors, OEMs and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.
     During the first six months of 2005, approximately 31% of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs as well as increased sales to our direct customers. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or OEMs could have a material adverse effect on our business. In addition to being dependent on a small number of distributors and OEMs, our products are sold directly to a limited number of service provider customers. For the three months ended June 30, 2005, approximately 48% of our net revenue related to one wireless customer. A decrease in sales to this or other significant customers could have a material adverse effect on our business.
     Cost of goods sold for the three months ended June 30, 2005 was $11.3 million compared to $16.3 million in the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of goods sold was $20.9 million compared to $31.7 million for the six months ended June 30, 2004.

Gross Margins (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As restated		As restated
Gross Profit	$7,644	$13,275	$12,750	$26,364

Gross Margin	40%	45%	38%	45%
Gross margin decreased to 40% for the quarter ended June 30, 2005 from 45% for the quarter ended June 30, 2004, and 38% for the six months ended June 30, 2005 as compared to 45% for six months ended June 30, 2004. Gross margins for the quarter ended June 30, 2005 were negatively impacted from continued decreases in selling prices of some of our mature product lines. In addition, gross margins were negatively impacted due to overall lower sales volumes combined with fixed overhead amounts. Gross margins for the six months ended June 30, 2005 were additionally impacted by shifts in product mix to lower margin products including the MasterSeries product shipped with lower margin service cards in the first quarter of 2005. We believe that the average selling prices and the related gross margins will decline for mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We have seen the average selling price for the Wide Bank products, Adit products, and MasterSeries products decrease during 2004. In addition, new product introductions could decrease gross margins until production volume increases.
Research and Development Expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development expenses	$4,257	$4,692	$9,058	$8,662

As a percentage of net revenue	22%	16%	27%	15%
Research and development expenses for the three months ended June 30, 2005 decreased to $4.3 million from $4.7 million for the three months ended June 30, 2004. Research and development expenses for the six months ended June 30, 2005 increased to $9.1 million from $8.7 million for the six months ended June 30, 2004. The decrease for the three months ended June 30, 2005 was primarily related to decreases in hardware expenses of approximately $300,000 and pilot expenses of $131,000 primarily for our wireless and Voice over IP product introductions. The increase for the six month period ended June 30, 2005 was related to increases in personnel expenses of $400,000. We believe that the trend in our research and development expenses could continue in the second half of 2005 as we accelerate our development of new product platforms and service cards for our existing development for wireless and Voice over IP solutions.

Selling, General and Administrative Expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As restated		As restated
Sales and marketing expenses	$3,208	$4,047	$6,532	$8,625
General and administrative expenses	2,035	1,800	3,715	3,524
Bad debt expense (recoveries)	58	(98)	386	(281)
Restructuring charges	—	92	369	92
Intangible asset amortization	307	307	614	654

Total selling, general and administrative expenses	$5,608	$6,148	$11,616	$12,614
Total selling, general and administrative expenses as a percentage of net revenue	30%	21%	35%	22%
     Selling, general and administrative expenses for the three months ended June 30, 2005 decreased to $5.6 million from $6.1 million for the three months ended June 30, 2004. Selling, general and administrative expenses for the six months ended June 30, 2005 decreased to $11.6 million from $12.6 million for the six months ended June 30, 2004. Sales and marketing expenses for the three months ended June 30, 2005 decreased to $3.2 million from $4.0 million for the three months ended June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2005 decreased to $6.5 million from $8.6 million for the six months ended June 30, 2004. Sales and marketing expenses decreased primarily as a result of a $1.8 million decrease in personnel expense and sales commissions during the six months ended June 30, 2005. General and administrative expenses for the three months ended June 30, 2005 increased to $2.0 million from $1.8 million for the three months ended June 30, 2004. General and administrative expenses for the six months ended June 30, 2005 increased to $3.7 million from $3.5 million for the six months ended June 30, 2004. The increase was primarily attributable to professional service costs, including legal and accounting expenses associated with the restatement of the fiscal 2003 and fiscal 2004 financial statements.
Other Income, Net
     Interest and other income, net for the three months ended June 30, 2005 increased to $772,000 from $491,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 interest and other income, net increased to $1,466,000 from $711,000. The increase was attributable to interest earned on larger cash balances due to the proceeds from our public stock offering in February 2004 and higher overall interest earned.
Income Taxes
     We did not record an income tax provision in the second quarter of 2005. While we have identified net operating loss carryforwards that may be used to offset up to $49.0 million of future taxable income for federal tax purposes and up to $35.2 million for state tax purposes, we cannot conclude that realization of the resulting deferred tax assets is more likely than not. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will generally be recognized in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance. A portion of the valuation allowance relates to deferred tax assets obtained in connection with our acquisition of Paragon in 2003. Should we reverse the valuation allowance related to these acquired deferred tax assets, such reversal will result in an increase to the amount of acquired goodwill and will have no impact on our income tax provision.

Liquidity and Capital Resources (in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Working capital	$136,802	$142,047
Cash, cash equivalents and marketable securities	$101,637	$108,683
Total assets	$176,950	$184,135

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)
(In thousands)		As restated
Net cash provided (used) by:
Operating activities	$(6,271)	$6,648
Investing activities	$4,122	$(29,407)
Financing activities	$484	$80,003
     At June 30, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities available for sale totaling approximately $101.6 million. At June 30, 2005, our working capital was approximately $136.8 million. We have no significant capital spending commitments although we do have inventory purchase commitments and facilities leases.
     Cash used by operations was $6.3 million for the six months ended June 30, 2005 contrasted to $6.6 million provided by operations in the six months ended June 30, 2004. Cash used by operations for the six months ended June 30, 2005 was primarily due to our net loss of $6.5 million adjusted for depreciation and amortization expense of $2.0 million and increases in prepaid expenses of approximately $1.5 million, offset by increases in accounts receivable of $3.1 million and decreases in accounts payable of $1.7 million. For the six months ended June 30, 2004, our cash provided by operations resulted from net income of $5.7 million adjusted for depreciation and amortization expense of $2.3 million, decreases in accounts receivable of $4.9 million, offset by increases in inventory of $4.7 million.
     Cash provided by investing activities for the six months ended June 30, 2005 was $4.1 million compared to cash used in the six months ended June 30, 2004 of $29.4 million. For the six months ended June 30, 2005, we had net sales of $5.2 million of marketable securities compared to net purchases of $28.3 million for the six months ended June 30, 2004. Our capital expenditures for the six months ended June 30, 2005 were $1.1 million for equipment to support research, development, and manufacturing activities compared to $1.1 million for the six months ended June 30, 2004. We believe our current facilities are sufficient to meet our current operating requirements.
     Financing activities provided $484,000 for the six months ended June 30, 2005, which was the result of the exercise of stock options. Financing activities provided $80.0 million for the six months ended June 30, 2004, which was primarily the result of $78.4 million of cash received upon the completion of our public offering. In addition, we received $1.6 million from the exercise of stock options during the six months ended June 30, 2004.
     Our net inventory levels decreased approximately $315,000 to a net $31.7 million at June 30, 2005 from $32.0 million at December 31, 2004. The decrease was primarily the result of the increase in our inventory obsolescence reserve due to changes in product demand.
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
     Deferred Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period determines the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce the carrying amount of deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not sufficiently assured. Based upon this analysis, a valuation allowance has been recorded as of June 30, 2005, to reduce the carrying amount of our $29.0 million of net deferred tax assets to zero.
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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on the financial position or cash flows. The impact of the adoption of SFAS No. 123(R) cannot be predicted with certainty at this time because it will depend on the share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. The Company has not assessed the impact of this provision on net operating loss carryforwards.
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
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement including control deficiencies that may constitute material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K/A filed on August 2, 2005, as of December 31, 2004, and in Item 4 of our Form 10Q disclosed herein, our management concluded that we did not maintain effective controls over certain aspects of our review of our statements of cash flow and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004, and for each of the quarters therein.
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
     Although our revenues increased from $62.5 million in 2003 to $95.5 million in 2004, our quarterly revenues decreased in the third and fourth quarters of 2004, resulting in a decrease in net revenue from $58.1 million in the first six months to $37.4 million in the last six months of 2004. In addition, we have reported a loss of $6.5 million for the first six months of 2005. We cannot be certain that our annual and quarterly revenue will not fluctuate in the future.
     We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:
•	The loss of, or significant reduction in purchases by, any of our large distributor, direct and OEM customers, two of whom were each responsible for more than 10% of our net revenue in the year ended December 31, 2004 and one of whom was responsible for 48% of our net revenue in the three months ended June 30, 2005;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, a factor that resulted in a large decline in our product sales starting in year 2000, 2001 and 2003 and in the second half of 2004 and the first quarter of 2005;

•	Costs related to acquisitions of technologies or businesses;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and communications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.
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
     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our revenues and results include the following:
•	Fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

•	The cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	The failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy;

•	The length and variability of the sales cycle for our products;

•	The timing of revenue recognition and amount of deferred revenues;
Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and original equipment manufacturers, which could adversely affect our revenues, gross margins and income.
     Our revenues and gross margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry such as the mergers of Cingular and AT&T Wireless, and the recently announced mergers of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the third and fourth quarter of 2004, as well as in the first six months of 2005 and could result in decreases in revenues and earnings in future periods.
We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.
     A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 11% and 7% of our net revenue in 2003 and 2004, respectively. In addition, for the year ended 2004, an OEM customer, Ericsson, accounted for approximately 10% of our revenue. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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
     A significant portion of our net revenue has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for fiscal year 2004, we sold directly to a wireless customer who accounted for approximately 10% of our net revenue, and for the three months ended June 30, 2005, we sold directly to another wireless customer who accounted for approximately 48% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.
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
     Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has slightly improved, there is still oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers with numerous customers substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted the sale of our products and our operating results most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2001, 2002, 2003, 2004 and the first six months of 2005. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk that could increase our expenses.
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
     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As June 30, 2005, we held a total of 22 issued U.S. patents and had approximately 6 pending U.S. patent applications. We have one U.S. trademark application pending and have 15 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.
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
     As of June 30, 2005, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 39% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary, former CFO and Corporate Development Officer, are married. As of June 30, 2005, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, and as of June 30, 2005, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar.
     As part of our cash management strategy, at June 30, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $101.6 million mainly in the form of bank demand deposits, money markets and government securities. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 100 basis point change in interest rates. A hypothetical increase or decrease in market rates of 100 basis points would increase or decrease interest income on an annualized basis by approximately $1.0 million.
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

(b) Changes in internal control over financial reporting. We made a number of changes in our internal control over financial reporting during and subsequent to the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as discussed in Item 4(c) below.
(c) Remediation of weaknesses in internal control over financial reporting. As discussed in more detail in our 2004 Form 10-K/A, as of December 31, 2004, we did not maintain effective controls over (i) review of our consolidated statement of cash flows, (ii) evaluation of customer arrangements for the appropriate application of revenue recognition criteria, (iii) accounting for our inventory reserves and (iv) identification and accounting for complex transactions. During and subsequent to the three months ended June 30, 2005, we have implemented, or plan to implement, the specific measures described below to remediate the material weaknesses described above.
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
     In addition, Carrier Access is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position, However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s future results of operations, cash flows or financial position in a particular period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the second quarter of 2005.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
10.1	Offer Letter between the Company and Gary Gatchell dated June 8, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ACCESS CORPORATION
(Registrant)

	By:	/s/ Gary Gatchell

September 14, 2005		Gary Gatchell
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Offer Letter between the Company and Gary Gatchell dated June 8, 2005.

31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.