Form 10-Q
period 2005-09-30
CARRIER ACCESS CORP
filed 2005-11-09
CIK 1018074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2005 was 34,681,789 shares.

Carrier Access Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Carrier Access Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$48,502	$46,753
Marketable securities available for sale	57,778	61,930
Accounts receivable, net of allowance for doubtful accounts of $754 and $359 in 2005 and 2004, respectively	13,476	11,949
Income tax receivable	67	161
Deferred income taxes	311	363
Inventory, net	28,866	32,009
Prepaid expenses and other	2,481	4,513

Total current assets	151,481	157,678

Property and equipment, net of accumulated depreciation and amortization of $20,624 and $18,585 in 2005 and 2004, respectively	11,509	12,239
Goodwill	7,588	7,588
Intangible assets, net of accumulated amortization of $2,520 and $1,580 in 2005 and 2004, respectively	5,582	6,412
Other Assets	—	218

Total assets	$176,160	$184,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,604	$11,246
Accrued compensation payable	3,217	2,917
Accrued expenses and other liabilities	1,229	1,116
Deferred revenue	663	352

Total current liabilities	14,713	15,631
Deferred income taxes	311	363

Total liabilities	15,024	15,994

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized, 34,682 shares issued and outstanding at September 30, 2005, and 34,479 shares issued and outstanding at December 31, 2004	35	34
Additional paid-in capital	188,670	188,147
Accumulated deficit	(27,205)	(19,910)
Accumulated other comprehensive loss	(364)	(130)

Total stockholders’ equity	161,136	168,141

Total liabilities and stockholders’ equity	$176,160	$184,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carrier Access Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenue, net of allowances for sales returns	$20,862	$21,284	$54,483	$79,372
Cost of Sales	11,918	12,625	32,789	44,347

Gross profit	8,944	8,659	21,694	35,025

Operating Expenses:
Research and development	4,138	5,230	13,195	13,897
Sales and marketing	2,623	3,707	9,155	12,332
General and administrative	3,411	3,910	7,127	7,429
Bad debt expense (recoveries)	38	(165)	424	(446)
Restructuring charges	84	—	453	92
Intangible asset amortization	307	307	921	962

Total operating expenses	10,601	12,989	31,275	34,266

Income (loss) from operations	(1,657)	(4,330)	(9,581)	759
Other income, net	820	621	2,286	1,331

Income (loss) before income taxes	(837)	(3,709)	(7,295)	2,090
Income tax	—	—	—	67

Net income (loss)	$(837)	($3,709)	($7,295)	$2,023

Income (loss) per share:
Basic and diluted	($0.02)	($0.11)	($0.21)	$0.06

Weighted average common shares outstanding:
Basic	34,671	34,054	34,608	32,430
Diluted	34,671	34,054	34,608	34,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

Carrier Access Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares Amount		Capital	Deficit	Income (loss)	Equity
Balances at January 1, 2005	34,479	$34	$188,147	($19,910)	($130)	$168,141
Exercise of stock options	203	1	495	—	—	496
Stock-based compensation			28	—	—	28
Comprehensive loss:
Net change in unrealized loss on investments	—	—	—	—	(234)	(234)
Net loss	—	—	—	(7,295)	—	(7,295)

Total comprehensive loss						(7,529)

Balances at September 30, 2005	34,682	$35	$188,670	($27,205)	($364)	$161,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carrier Access Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	$(7,295)	$2,023
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,064	3,433
Provision for (recoveries of) doubtful accounts, net	424	(446)
Stock-based compensation	28	—
Changes in operating assets and liabilities:
Accounts receivable	(1,951)	5,042
Income tax receivable	94	—
Inventory	3,145	(4,914)
Prepaid expenses and other	2,141	871
Deferred revenue	311	—
Accounts payable and accrued expenses	(1,232)	(1,166)
Net cash provided (used) by operating activities	($1,271)	$4,843

Cash flows from investing activities:
Purchases of property and equipment	(1,394)	(1,938)
Proceeds from sales of property	—	368
Acquisition	—	(350)
Purchases of marketable securities	(41,581)	(79,189)
Sales and maturities of marketable securities available for sale	45,499	46,151
Net cash provided (used) by investing activities	$2,524	$(34,958)

Cash flows from financing activities:
Proceeds from stock offering	—	83,607
Stock issuance costs	—	(5,227)
Proceeds from exercise of stock options	496	2,148
Net cash provided by financing activities	$496	$80,528

Net increase (decrease) in cash and cash equivalents	$1,749	$50,413
Cash and cash equivalents at beginning of period	$46,753	$10,107
Cash and cash equivalents at end of period	$48,502	$60,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

Carrier Access Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Restatement of Consolidated Financial Statements
     The fiscal 2003 and fiscal 2004 consolidated financial statements and related interim financial information of Carrier Access Corporation (the “Company”) were restated in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Form 10-K/A”), filed with the Securities Exchange Commission (“SEC”) on August 2, 2005 to correct for certain accounting errors. The restated financial statements include a number of adjustments that impacted previously reported revenue, costs of sales, accounts receivable and inventory reserves. The restated financial statements also included related adjustments to deferred revenue, sales and marketing expenses, income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. Other than filing the 2004 Form 10-K/A, the Company has not amended, and does not anticipate amending, its previously filed annual reports on Form 10-K or its quarterly reports on From 10-Q for any periods. However, this Form 10-Q includes restated information for the three and nine-month periods ended September 30, 2004. All 2004 amounts included herein reflect the restatements; September 30, 2004 amounts have been restated; December 31, 2004 amounts have been previously reported as restated. A summary of the restatement adjustments follows.
Passage of Title
     Sales transactions were identified for which revenue should have been recognized upon delivery rather than upon shipment. For certain of these transactions, shipments occurred at a quarter or year end and the deliveries did not occur until the beginning of the next accounting period. Adjustments were made to record the revenue and related cost of sales for these transactions in the appropriate periods.
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
Undelivered Elements
     It was determined that certain customer arrangements contained obligations to provide training, on sight technical support and other deliverables that had not previously been accounted for as separate elements of the arrangement. Generally accepted accounting principles in the U.S. require accounting for each separate element and that a portion of the arrangement fee be allocated to each of those separable elements using an appropriate methodology. The Company made adjustments to account for the separate elements that, for some arrangements, resulted in the deferral of a portion of the revenue from the arrangements.
Inventory Valuation
     It was discovered that the Company had reduced inventory reserves in situations in which it was determined that the products were saleable. Generally accepted accounting principles in the U.S. provide that once inventory has been written down below cost as of the close of a fiscal accounting period, it should not be written back up. As a result, the Company made adjustments to reduce inventory balances to the appropriate amounts at December 31, 2003 and 2004.
Summary
     The following tables reconcile certain previously reported financial information to amounts as restated for the periods indicated, in thousands, except per share amounts:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Statement of Operations	2004	2004
Revenues, as previously reported	$21,561	$80,952

Restatement adjustments:
Passage of title	330	(922)
Probability of collection	(609)	(609)
Undelivered elements	2	(49)

Total restatement adjustments	(277)	(1,580)

Revenues, as restated	$21,284	$79,372

Net income (loss), as previously reported	$(3,827)	$2,432

Passage of title	226	(461)
Probability of collection	(320)	(320)
Undelivered elements	(2)	(60)
Inventory valuation	214	432

Total restatement adjustments	118	(409)

Net income, as restated	$(3,709)	$2,023

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2004	2004
	(as previously	(as restated)	(as previously	(as restated)
Statement of Operations	reported)		reported)
Revenue	$21,561	$21,284	$80,952	$79,372
Cost of sales	13,024	12,625	45,530	44,347
Gross profit	8,537	8,659	35,422	35,025
Sales and marketing	3,703	3,707	12,320	12,332
Total operating expense	12,985	12,989	34,254	34,266
Income (loss) from operations	(4,448)	(4,330)	1,168	759
Income before taxes	(3,827)	(3,709)	2,499	2,090
Net income	(3,827)	(3,709)	2,432	2,023
Per-share amounts:
Basic earnings per share	$(0.11)	$(0.11)	$0.07	$0.06
Diluted earnings per share	$(0.11)	$(0.11)	$0.07	$0.06

	Quarter Ended
	Nine Months
	Ended	Nine Months
	September 30,	Ended
	2004	September 30,
	(as previously	2004
Statement of Cash Flows	reported)	(as restated)
Net income	$2,432	$2,023
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	3,631	5,042
Inventory	(3,521)	(4,914)
Accounts payable and accrued expenses	(1,699)	(1,166)

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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Management does not believe the effects of such reclassifications are material. The results of operation for the interim period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any fiscal quarter. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
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

	Three Months Ended		Nine Months Ended
	September 30,		Sept 30,
	2005	2004	2005	2004
Weighted-average shares
Average shares outstanding-basic	34,671	34,054	34,608	32,430
Shares assumed issued through exercises of stock options	—	—	—	1,970

Average shares outstanding-diluted	34,671	34,054	34,608	34,400

Number of shares excluded from computation because their effect is anti-dilutive	1,365	1,165	1,396	687

     Due to the company’s net loss for the three and nine months ended September 30, 2005, all potentially dilutive securities are considered anti-dilutive and therefore the number of shares used to compute dilutive earnings per share is equal to the basic weighted average shares outstanding for the period.
     c. Stock-Based Compensation. The following table summarizes relevant information regarding reported results under the intrinsic value method of accounting for stock awards, with supplemental information provided as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005		2004
		As restated			As restated
Net income (loss)	($837)	($3,709)		($7,295)	2,023
Add back: Stock-based compensation expense, as reported	(19)	—		28	—
Deduct: Stock-based compensation expense, determined under fair-value-based method for all awards	(486)	(326)		(2,082)	(2,637)

Net income (loss), as adjusted	($1,342)	($4,035)		($9,349)	($614)

			($
Earnings (loss) per share — basic, as reported	($0.02)	($0.11)		($0.21)	$0.06
Earnings (loss) per share — diluted, as reported	($0.02)	($0.11)		($0.21)	$0.06
Earnings (loss) per share — basic, as adjusted	($0.04)	($0.12)		($0.27)	($0.02)
Earnings (loss) per share — diluted, as adjusted	($0.04)	($0.12)		($0.27)	($0.02)
Per share weighted average fair value of options granted during the period	$4.11	$5.92		$4.52	$8.29
     The weighted average fair values of options granted during the three and nine months ended September 30, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Volatility	105%	110%	106%	110%
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.2%	3.4%	4.0%	3.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     On August 26, 2005, the Company’s board of directors approved a modification to the expiration date of vested options held by certain former employees under its 1998 Stock Incentive Plan (the 1998 Plan). During the period from May 2, 2005 to September 14, 2005, the Company was not current with its SEC filings and could not issue shares of its common stock under its 1998 Stock Incentive Plan pursuant to its Form S-8 registration statements. This caused an extended blackout period during which the Company did not permit trading or option exercise. Under the terms of the modifications, the former employees will have an additional three months to exercise vested options adjusted by the number of days prior to May 3, 2005, if any, that the employee could have exercised the option. The Company has recognized compensation expense of approximately $28,000 for the three month period ended September 30, 2005, in accordance with the provisions of FASB Interpretation 44: Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning balance, accrued product warranties and service	$616	$634	$634	$410
Additions to the accrual for product warranties	284	328	669	1,133
Reductions for incurred warranty charges	(218)	(325)	(621)	(906)

Ending balance, accrued product warranties and service	$682	$637	$682	$637

     e. Reclassifications. Certain investments in auction rate securities of $24 million were reclassified as of December 31, 2004 from cash and cash equivalents into marketable securities available for sale in the consolidated balance sheet. Auction rate securities are used as part of the Company’s cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have also reclassified the purchase and sales of these auction rate securities in our consolidated statement of cash flows, increasing previously reported cash used by investing activities by $19.0 million for the nine months ended September 30, 2004. The reclassification had no impact on previously reported total current assets, total assets, working capital position or results of operations and does not affect previously reported cash flows from operating or financing activities.
     f. Exit and Disposal Activities. In December 2002, the Company completed a restructuring plan designed to reduce its expenses in accordance with anticipated reductions in revenue. Included in this plan were reductions in salary-related expenses, facility closures or downsizing, and disposal of excess or unused assets. As a result of these expense reductions, the Company took a charge in the fourth quarter of 2002 of $2.0 million. In the first nine months of 2005, the Company recorded an additional provision of $453,000 as the Company made corrections to and revised its estimates of the losses on abandoned leases. The Company paid approximately $400,000 of this charge in the fourth quarter of 2002, approximately $1 million in 2003, approximately $500,000 in 2004 and approximately $440,000 in the first nine months of 2005. Although most of the remaining cash disbursements related to the restructuring plan will be paid by December 31, 2005, the Company does not anticipate that the total amount will be paid until December 31, 2007.
     Restructuring reserve activity resulting from the 2002 fourth quarter restructuring plan for 2005 is detailed below (in thousands):

	Beginning Reserve	Restructuring		Ending Reserve
	Balance	Charges	Payments	Balance
2003	1,586	—	(1,050)	536
2004	536	218	(494)	260
2005	260	453	(440)	273
     g. Development Activities. The Company entered into two agreements to perform development activities for two customers. Under the terms of the agreements, the customers paid the Company $275,000 in exchange for the completion of certain development activities. The Company has accounted for the arrangement as a contract to perform research and development in accordance with SFAS 68, Research and Development Arrangements. The Company has incurred costs of $238,052 in the first nine months of 2005 pursuant to such agreements.
     h. Significant Customers. The Company’s sales to one significant customer resulted in a significant concentration of revenue for the three and nine months ended September 30, 2005 (as a percentage of sales):

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
55%	6%	43%	5%
Note 3. Inventory
     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw Materials	$28,373	$31,276
Work-in-progress	19	16
Finished goods	7,246	7,269

	35,638	38,561
Reserve for obsolescence	(6,772)	(6,552)

Total inventory, net	$28,866	$32,009

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
     The Company has placed noncancellable purchase orders for $9.8 million of inventory from certain of its vendors for delivery in 2005. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

     In November of 2003, the Company acquired Paragon Networks International, Inc (Paragon). In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed is estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on un-remitted balances incurred after the acquisition dates have been accrued and expensed. Interest and penalties accrued and expensed in 2004 related to pre-acquisition value-added taxes and employee payroll taxes was approximately $80,000. In addition, the Company continued to incur value-added taxes and employee payroll taxes, and related penalties and interest during 2004 that were accrued and expensed which totaled approximately $263,000. The total amount of the contingent liability as of December 31, 2004 was approximately $1.2 million. During the first nine months ended September 30, 2005, approximately $85,000 was accrued for payroll taxes and value added taxes. It is possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.
     Beginning on June 3, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al, Case No. 05-cv-1280-EWN, have been consolidated by stipulation and are purportedly brought on the behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaints are based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003.
     Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening [sic], et al. Case No. 05-cv-1134-RPM. These actions were consolidated on August 11, 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste, and all of the other counts.
     On September 12, 2005, a purported shareholder derivative lawsuit was filed in the Boulder County, Colorado District Court against various of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against various of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig, et al. On October 24, 2005, the Company removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraphs.
     Management believes that the claims in the class action and related suits are without merit. Because these lawsuits are at a very preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. If an unfavorable outcome were to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred.
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
     Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Accrued rent	$79	$189
Warranty obligations	682	634
Accrued income taxes	17	17
Accrued restructuring	273	261
Other accrued liabilities	178	15

	$1,229	$1,116

Note 5. Recently Issued Accounting Pronouncements
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
     In May of 2005, SFAS Statement No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed in this Statement. We are not aware of any error that would have a material impact on our results of operations or financial position.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTICE CONCERNING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding general economic conditions and industry consolidation, future sales of our products, inventory levels, our expectations regarding research and development, expenses, customer revenue mix, sources of revenue, gross margins, our tax liability and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue, “ or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, is subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 2 of this report. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this report.
Restatement of Consolidated Financial Statements
     As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated, among other periods, our financial statements and certain other information for each of the quarters of 2004, with respect to our accounting for reported revenue, cost of sales, accounts receivable and inventory reserves. The restated financial statements also include related adjustments to deferred revenue, sales and marketing expense and income taxes and a reallocation of the valuation allowance on deferred income tax assets between the current and non current portions. Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements in this report for more detailed discussions of the restatement.
     Following is a summary of the effects of the restatements on our results of operations for the three and nine months ended September 30, 2004 (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
			Diluted			Diluted
			earnings per			earnings per
	Net sales	Net income (loss)	share	Net sales	Net income	share
As previously reported	$21,561	$(3,827)	$(0.11)	$80,952	$2,432	$0.07
Effect of restatement	(277)	118	0.00	(1,580)	(409)	(0.01)

As restated	$21,284	$(3,709)	$(0.11)	$79,372	$2,023	$0.06

     For a more complete analysis of the effects of the restatements on our results of operations and statements of cash flow for the year ended December 31, 2004 and on our balance sheet as of December 31, 2004, please refer to our amended annual report on Form 10-K/A as filed with the Securities and Exchange Commission on August 2, 2005.
Overview
     We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., or LNAS, and the Axxius products in June 2002. In November 2003 we acquired the MASTER Series and BROADway product lines through our acquisition of Paragon.
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
     We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to 8%, 11% and 60%, respectively, in the third quarter of 2005. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the three months ended September 30, 2005, direct sales to one wireless customer accounted for approximately 55% of our revenue.
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
     Historically, most of the sales of our products have been through a limited number of distributors and OEM’s. Sales to one distributor, Walker & Associates accounted for 11% in 2003, 7% in 2004 and 7% for the three months ended September 30, 2005. Sales to distributors and OEM’s in 2004 accounted for 47% of our annual revenue. Recently, however, an increasing proportion of our product sales have been made directly to wireless telecommunications carriers. For the three months ended September 30, 2005, one wireless customer accounted for approximately 55% of our net revenue. We expect that the sale of our products will continue to be made to a small number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business.
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
Results of Operations
Net Revenue and Cost of Goods Sold (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
		As restated				As restated
Net revenue	20,862	21,284	(422)	(2%)	54,483	79,372	(24,889)	(31%)
Cost of goods sold	11,918	12,625	(707)	(6%)	32,789	44,347	(11,558)	(26%)
     The net revenue for the three months ended September 30, 2005 decreased slightly from revenues for the three months ended September 30, 2004. Revenues decreased for the nine months ended September 30, 2005 from nine months ended September 30, 2004 primarily due to a significant decrease in sales from our OEM customers supplying product into the wireless market offset by increased sales into our direct wireless customer. In addition, sales to direct customers for integrated T-1 business offerings declined and were not offset by sales of our converged access products, including Voice Over IP offerings, as carriers were determining their roll out strategies for Voice over IP business service offerings. These events resulted in decreases in the number of units sold into the converged business access markets in the three and nine months ended September 30, 2005 as compared to the prior year period. The decreased unit sales related primarily to Widebank and Adit products for the three month period ended September 30, 2005. The decreased unit sales for the nine month period ended September 30, 2005 related primarily to Axxius, Broadway, Widebank and Adit products.
     A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In each of fiscal 2003, fiscal 2004 and for the nine months ended September 30, 2005, 23% of our net revenue was derived from 16, 24 and 8 orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.
     During the first nine months of 2005, approximately 26.3% of our revenue was derived from the sales of our products through our distributors and OEMs. Our success depends in part on the continued sales and customer support efforts of our network of distributors and OEMs as well as increased sales to our direct customers. We expect that the sale of our products will continue to be made to a small number of distributors. Accordingly, the loss of, or a reduction in sales to, any of our key distributors or OEMs could have a material adverse effect on our business. In addition to being dependent on a small number of distributors and OEMs, our products are sold directly to a limited number of service provider customers. For the three months ended September 30, 2005, approximately 55% of our net revenue related to one wireless customer. A decrease in sales to this or other significant customers could have a material adverse effect on our business.

Gross Margins (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
		As restated				As restated
Gross profit	8,944	8,659	285	3%	21,694	35,025	(13,331)	(38%)
Gross margin	43%	41%		2%	40%	44%		(4%)
     Gross margins increased for the quarter ended September 30, 2005 from the quarter ended September 30, 2004 primarily due to cost improvements in the configuration of our MASTERseries product. Gross margins decreased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to lower sales volumes and the related impact of fixed overhead amounts per unit. In addition, gross margins were impacted by shifts in product mix to lower margin products such as MASTERseries product shipped with lower margin service cards in the first quarter of 2005. We believe that the average selling prices and the related gross margins will decline for mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We have seen the average selling price for the Wide Bank products, Adit products, and MASTERseries products decrease during 2004 and 2005. In addition, new product introductions could decrease gross margins until production volume increases.
Research and Development Expenses (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Research & development expenses	4,138	5,230	(1,092)	(21%)	13,195	13,897	(702)	(5%)
As a percentage of net revenue	20%	25%		(5%)	24%	18%		(6%)
     Research and development expenses for the three months ended September 30, 2005 decreased from the three months ended September 30, 2004. This decrease was primarily related to decreases in pilot expenses of approximately $650,000 and related consulting expenses of $315,000 for projects completed at the end of 2004 related to our wireless and Voice over IP product introductions. These product introductions occurred in the first quarter of 2005. The decrease was also caused by net decrease of salaries of approximately $290,000, which were offset by increases in software development expenses of $420,000 for the period. Research and development expenses for the nine months ended September 30, 2005 decreased from the nine months ended September 30, 2004 due to decreased pilot expenses of $750,000 and related consulting expenses of $480,000. These decrease were offset by increases in software development expenses of $850,000 for the period. In addition, at the end of the second quarter, we entered into development agreements with two of our customers for which we were paid $275,000 in exchange for achieving certain milestones. This amount was offset set against expenses incurred during the periods. We believe that the trend in our research and development expenses could continue for the rest of 2005 as we accelerate our development of new product platforms and service cards for our existing development for wireless and Voice over IP solutions.

Selling, General and Administrative Expenses (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
		As restated				As restated
Sales and marketing expenses	2,623	3,707	(1,084)	(29%)	9,155	12,332	(3,177)	(26%)
General and administrative expenses	3,411	3,910	(499)	(13%)	7,127	7,429	(302)	(4%)
Bad debt expense (recoveries)	38	(165)	203	123%	424	(446)	870	195%
Restructuring charges	84		84		453	92	361	392%
Intangible asset amortization	307	307	—		921	962	(41)	4%

Total selling, general and administrative expenses	6,463	7,759	(1,296)	(17%)	18,080	20,369	(2,289)	(11%)

Total selling, general and administrative expenses as a percentage of net revenue	31%	36%		(7%)	33%	26%		7%
     Sales and marketing expenses for the three months ended September 30, 2005 decreased from the three months ended September 30, 2004 primarily due to decreases in personnel expenses and sales commissions of $1.0 million and related travel expenses of $63,000. Sales and marketing expenses for the nine months ended September 30, 2005 decreased from the nine months ended September 30, 2004 due to decreases in personnel expenses and sales commissions of $2.8 million and related travel expenses of $208,000. General and administrative expenses for the three months ended September 30, 2005 decreased primarily due to decreases in legal costs of $750,000 related to fees used to settle the SMTC lawsuit in September 2004. General and administrative expenses for the nine months ended September 30, 2005 were consistent with the nine months ended September 30, 2004, as decreases related to the SMTC lawsuit in September 2004 were offset by increases professional service costs, including legal and accounting expenses associated with the restatement of the fiscal 2003 and fiscal 2004 financial statements that occurred in 2005.
Other Income, Net
     Interest and other income, net for the three months ended September 30, 2005 increased to $820,000 from $621,000 for the three months ended September 30, 2004. The increase was attributable to higher interest rates during 2005. For the nine months ended September 30, 2005 interest and other income, net increased to $2,286,000 from $1,331,000. The increase was attributable to having a larger position invested in marketable securities than cash during 2005.
Income Taxes
     We did not record an income tax provision in the third quarter of 2005. While we have identified net operating loss carryforwards that may be used to offset up to $50.4 million of future taxable income for federal tax purposes and up to $35.2 million for state tax purposes, we cannot conclude that realization of the resulting deferred tax assets is more likely than not. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will generally be recognized in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance. A portion of the valuation allowance relates to deferred tax assets obtained in connection with our acquisition of Paragon in 2003. Should we reverse the valuation allowance related to these acquired deferred tax assets, such reversal will result in an increase to the amount of acquired goodwill and will have no impact on our income tax provision.

Liquidity and Capital Resources (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Working capital	$136,768	$142,047
Cash, cash equivalents and marketable securities	$106,280	$108,683
Total assets	$176,160	$184,135

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)
(in thousands)		As restated
Net cash provided (used) by:
Operating activities	($1,271)	$4,843
Investing activities	$2,524	($34,958)
Financing activities	$496	$80,528
     At September 30, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities available for sale totaling approximately $106.3 million. At September 30, 2005, our working capital was approximately $136.8 million. We have no significant capital spending commitments, although we do have inventory purchase commitments and facilities leases.
     Cash used by operations was $1.3 million for the nine months ended September 30, 2005 contrasted to $4.8 million provided by operations in the nine months ended September 30, 2004. Cash used by operations for the nine months ended September 30, 2005 was primarily due to our net loss of $7.3 million adjusted for depreciation and amortization expense of $3.1 million, increases in prepaid expenses of approximately $2.1 million, offset by increases in accounts receivable of $2.0 million and decreases in accounts payable of $1.2 million. For the nine months ended September 30, 2004, our cash provided by operations resulted from net income of $2.0 million adjusted for depreciation and amortization expense of $3.4 million, decreases in accounts receivable of $5.0 million, offset by increases in inventory of $4.9 million.
     Cash provided by investing activities for the nine months ended September 30, 2005 was $2.5 million compared to cash used in the nine months ended September 30, 2004 of $34.9 million. For the nine months ended September 30, 2005, we had net sales of $3.9 million of marketable securities compared to net purchases of $33.0 million for the nine months ended September 30, 2004. Our capital expenditures for the nine months ended September 30, 2005 were $1.4 million for equipment to support research, development, and manufacturing activities compared to $1.9 million for the nine months ended September 30, 2004. We believe our current facilities are sufficient to meet our current operating requirements.
     Financing activities provided $496,000 for the nine months ended September 30, 2005, which was the result of the exercise of stock options. Financing activities provided $80.5 million for the nine months ended September 30, 2004, which was primarily the result of $78.4 million of net cash received upon the completion of our public offering. In addition, we received $2.1 million from the exercise of stock options during the nine months ended September 30, 2004.
     Our net inventory levels decreased approximately $3.1 million to a net $28.9 million at September 30, 2005 from $32.0 million at December 31, 2004. The decrease was primarily the result of changes in our procurement practices.
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
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and product returns, inventory valuations, allowance for doubtful accounts, intangible assets, deferred income taxes and warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting areas to have the most significant impact on our reported financial results and financial position.
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
     When collectibility is not reasonably assured, revenue is not recorded until such time as collection becomes reasonably assured, which is generally upon the receipt of cash. We assess reasonable assurance of collectibility based on a number of factors, including past transaction history and the creditworthiness of the customer. We generally recognize revenue upon shipment to resellers and distributors unless they are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. If reliable reporting from the reseller or distributor exists, revenue is recognized when the reseller or distributor sells the product to an end-user (“sell through”). For multiple element arrangements, the fair value of the individual elements is determined primarily based on sales prices when the products and services are sold separately. Revenue from installation and training services is deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement.
     For all sales, a binding contract, purchase order or another form of documented agreement is used as evidence of an arrangement with the customer. Sales to distributors may be evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. Delivery is considered to occur upon shipment of the product, so long as title and risk of loss have passed to the customer. At the time of the transaction we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If it is determined the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed and determinable.
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
     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust open account status based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have usually been within our expectations and the provisions established, we did recover a significant portion of aged receivables in 2003 and 2004 that we had previously reserved. This recovery amounted to approximately $3.1 million. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our sales are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivable and, accordingly, on our future operating results.
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

     Deferred Income Taxes. Current income tax expense (benefit) represents actual or estimated amounts payable or receivable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period determines the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance is required to reduce the carrying amount of deferred tax assets if management cannot conclude that realization of such assets is more likely than not at the balance sheet date. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not sufficiently assured. Based upon this analysis, a valuation allowance has been recorded as of September 30, 2005, to reduce the carrying amount of our $29.0 million of net deferred tax assets to zero.
     Warranty Reserves. We offer warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While our warranty costs have historically been within our expectations and the provisions established, we can not guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in products return rates or the costs to repair our products could have a material adverse impact on our operating results.
     Deferred Maintenance Revenue. We offer maintenance contracts for sale on all of its products, which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. We recognize the maintenance revenue from these contracts over the life of the service contract.
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
     Employee Stock Options. As further explained in Note 2(c) in Notes to Condensed Consolidated Financial Statements, stock options are granted to employees, consultants and directors. Upon vesting, an option becomes exercisable; that is, the option holder can purchase a share of our common stock at a price that is equal to the share price on the day of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits companies either to continue accounting for stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” or to adopt a fair-value-based method to measure compensation cost. We currently account for our stock-based compensation plans under the “intrinsic value” recognition and measurement principles of APB No. 25 and provide supplemental information in Notes to Condensed Consolidated Financial Statements as if we used the fair value recognition provisions of SFAS No. 123. Under SFAS No. 123, an option is valued on grant day, and then expensed evenly over its vesting period. We use the Black-Scholes option valuation model to estimate the option’s fair value. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over the most recent period equal to the expected option life. Additionally our share price on grant day influences the option value. The higher the share price, the more the option is worth. Changes in the option value after grant day are not reflected in expense.
Recently Issued Accounting Pronouncements
     In November 2004, SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement must be adopted for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. We plan on adopting the Statement effective January 1, 2006. The guidance in SFAS No. 151 is not expected to have a material effect on our results of operations or financial position.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement will become effective for us beginning January 1, 2006.
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
     We have not determined the method we will use upon adoption of SFAS No. 123(R).
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on the financial position or cash flows. The impact of the adoption of SFAS No. 123(R) cannot be predicted with certainty at this time because it will depend on the share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We have not assessed the impact of this provision on net operating loss carryforwards.
     In December 2004, SFAS Statement No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29” was issued. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As we have not entered into nonmonetary exchanges, the Statement will not have an impact on our results of operations or financial position.
     In May of 2005, SFAS Statement No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed in this Statement. We are not aware of any error that would have a material impact on our results of operations or financial position.

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
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement including control deficiencies that may constitute material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K/A filed on August 2, 2005, and in Item 4 of this report, as of December 31, 2004, our management concluded that we did not maintain effective controls over certain aspects of our review of our statements of cash flow and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004, and for each of the quarters therein.
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
     We face a number of risks that could cause our future net revenue and operating results to experience similar fluctuations, including the following:
•	The loss of, or significant reduction in purchases by, any of our large distributor, direct and OEM customers, two of whom were each responsible for more than 10% of our net revenue in the year ended December 31, 2004 and one of whom was responsible for 55% of our net revenue in the three months ended September 30, 2005;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, a factor that resulted in a large decline in our product sales in year 2003, 2004 and the first nine months of 2005;

•	Costs related to acquisitions of technologies or businesses;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and communications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.
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
     Our revenues and gross margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry such as the mergers of Cingular and AT&T Wireless, and the mergers of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the third and fourth quarter of 2004, as well as in the first nine months of 2005, and could result in decreases in revenues and earnings in future periods.
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
Some of our distributors and OEMs have stock rotation, limited return rights, on time delivery and price protection which could cause a material decrease in the average selling prices and gross margins of our products, either of which would have an adverse effect on our operating results and financial condition.
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
We continue to rely on a limited number of direct customers, the loss of one could result in a decline in net revenue and the price of our common stock.
     A significant portion of our net revenue has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for fiscal year 2004, we sold directly to a wireless customer who accounted for approximately 10% of our net revenue, and for the three months ended September 30, 2005, we sold directly to another wireless customer who accounted for approximately 55% of our net revenue. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.
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
     Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has slightly improved, there is still oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers with numerous customers substantially reducing their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted the sale of our products and our operating results most severely in the fourth quarter of 2000, and they continued to have an adverse impact throughout 2003, 2004 and the first nine months of 2005. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk that could increase our expenses.
If we are unable to develop new or enhanced products that achieve market acceptance, we could experience a reduction in our future product sales, which would cause the market price of our common stock to decline.
     The communications industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete or unmarketable. Our success depends on our ability to enhance our existing products and to timely and cost-effectively develops new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. In the recent past, we have experienced delays in the development and shipment of new products and enhancements, which has resulted in distributor and end-user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could result in a decline in our future product sales and the price of our common stock.
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
     Competitive local exchange carriers, or CLECs, are allowed to compete with ILECs in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996, or the 1996 Act, that imposed new duties on ILECs to open their local telephone markets to competition. Although the FCC and federal district courts in various rulings in 2004 rejected efforts of several state regulators to subject certain VoIP services to intrastate telecommunications regulation, there are still uncertainties regarding other regulatory, economic, and political factors. Any changes to the 1996 Act or the regulations adopted there under, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.
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
     We are experiencing rapid consolidation in our customer base. During the past 2 years a number of large mergers in the telecommunications industry have been announced, including the following: Cingular Wireless and AT&T Wireless, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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
     We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As September 30, 2005, we held a total of 23 issued U.S. patents and had approximately 5 pending U.S. patent applications. We have one U.S. trademark application pending and have 15 registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.
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
     As of September 30, 2005, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 39% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Secretary, former CFO and Corporate Development Officer, are married. As of September 30, 2005, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. Historically, and as of September 30, 2005, we have had little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar.
     As part of our cash management strategy, at September 30, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $106.3 million mainly in the form of bank demand deposits, money markets and government securities. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 100 basis point change in interest rates. A hypothetical increase or decrease in market rates of 100 basis points would increase or decrease interest income on an annualized basis by approximately $1.0 million.
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
     (b) Changes in internal control over financial reporting. We made a number of changes in our internal control over financial reporting during and subsequent to the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as discussed in Item 4(c) below.

     (c) Remediation of weaknesses in internal control over financial reporting. As discussed in more detail in our 2004 Form 10-K/A, as of December 31, 2004, we did not maintain effective controls over (i) review of our consolidated statement of cash flows, (ii) evaluation of customer arrangements for the appropriate application of revenue recognition criteria, (iii) accounting for our inventory reserves and (iv) identification and accounting for complex transactions. During and subsequent to the three months ended September 30, 2005, we have implemented, or plan to implement, the specific measures described below to remediate the material weaknesses described above.
Statement of Cash Flows
     We have required the Chief Financial Officer to monitor compliance with our established policy, which provides for a detailed review of the statement of cash flows by a technically competent individual.
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
Lack of Depth of Personnel with adequate Technical Knowledge
     We are in the process of addressing the material weakness related to the lack of depth of personnel with sufficient technical accounting expertise. In this regard, in June 2005, we hired a new Chief Financial Officer and have established a formal process for the periodic technical training of the financial and sales personnel.
     The aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a period of time, are tested and we conclude that they are operating effectively. We are fully committed to remediating our material weaknesses in internal control over financial reporting, and we believe we are taking the appropriate steps to properly address these issues during 2005. However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and may require further remediation.
     We are also taking action to correct other control deficiencies (some of which are significant deficiencies) identified during the audit of our internal control over financial reporting as of December 31, 2004 and to correct gaps identified in 2005 in the documentation and design of internal control over financial reporting. If there is insufficient time for testing or such corrections fail the testing these deficiencies will not be considered remediated and may, therefore, become material weaknesses.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning on June 3, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al, Case No. 05-cv-1280-EWN, have been consolidated by stipulation and are purportedly brought on the behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaints are based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003.
     Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening [sic], et al. Case No. 05-cv-1134-RPM. These actions were consolidated on August 11, 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, we moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste, and all of the other counts.

On September 12, 2005, a purported shareholder derivative lawsuit was filed in the Boulder County, Colorado District Court against various of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against various of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig, et al. On October 24, 2005, we removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraphs.
     Management believes that the claims in the class action are without merit. Because these lawsuits are at a very preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Were an unfavorable outcome to occur, it could have a material adverse impact on our financial position and results of operations for the period in which such outcome occurred.
     In addition, Carrier Access is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position, However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.
     We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations, and have not accrued any liabilities related to such indemnifications in its financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the third quarter of 2005.
ITEM 5. OTHER INFORMATION
     None.
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

CARRIER ACCESS CORPORATION (Registrant)
November 9, 2005	By:	/s/ Gary Gatchell
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