Form 10-K
period 2005-12-31
CARRIER ACCESS CORP
filed 2006-03-15
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005 there were 34,671,295 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market on June 30, 2005, the last business day of the second quarter of 2005) was $104,226,133. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2006, there were 33,840,431 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CARRIER ACCESS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “believe”, “could”, “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements are based on current expectations and involve known and unknown risks, uncertainties and situations, including those disclosed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements implied by these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K for any reason.

ITEM 1. BUSINESS

General

Carrier Access designs, manufactures and sells converged access equipment to wireline and wireless carriers. Our products are used to upgrade capacity and provide enhanced services to wireline and wireless communications networks. Our products also enable our customers to offer enhanced voice and data services, delivered over multiple technologies, which historically have been offered on separate networks, on a single converged network. We design our products to enable our customers to deploy new revenue-generating voice and data services, while lowering their capital expenditures and ongoing operating costs.

We sell our products directly to wireline and wireless carriers and indirectly through a broad channel of global distributors, integration partners and original equipment manufacturers, or OEMs, that provide voice, data and converged communications infrastructure products. Our wireline and wireless customers include local and long distance carriers, wireless mobility carriers, cable operators, Internet carriers, and international communications providers.

Our principal executive offices are located at 5395 Pearl Parkway, Boulder, CO 80301. Our telephone number at that location is 303-442-5455. Our website is www.carrieraccess.com; however, the information in, or that can be accessed through, our web site is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our web site (www.carrieraccess.com) as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. We were incorporated in Colorado in September 1992 and were reincorporated in Delaware in June 1998.

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

The rapid increase in broadband subscriber growth, coupled with widespread adoption of new media-rich Internet services, is driving carrier investment in new broadband access technologies. Carriers continue to make significant investments to increase capacity at both the wireline portion of the network that links carriers and their end-user customers, which we refer to as the access portion of the network, and the wireless portion of the network that links cellular sites to the wired network, which we refer to as wireless backhaul. In addition, carriers continue to focus capital expenditures on upgrading to IP-based technologies and delivering broader geographic coverage. With constrained capital expenditure budgets, communications carriers are implementing scalable and cost-efficient networking technologies that are designed to leverage their existing networks.

The growth of Internet-enabled mobile communications devices and applications are driving a rapid expansion of the global wireless communications infrastructure. In response to continued subscriber growth and increasing demand for media-rich wireless services, we believe broadband carriers will need to cost-effectively upgrade their networks to support these new service offerings to remain competitive. In addition, this expansion is being accelerated by federal regulation, such as Enhanced 911, or E911 rules mandated by the Federal Communications Commission (“FCC”) which require public safety agencies to implement improved location detection of the wireless user.

We believe that disparate networks that comprise the Internet, including corporate intranets, cable systems, and broadband and wireless networks, and voice and video networks, will increasingly converge into one unified network. The industry is seeing evidence of this in several areas such as the offering of telephone service by Internet providers and television service by phone carriers.

Our Approach

We provide a broad platform of communications equipment, software, and services that enable wireless and wireline carriers to cost-effectively upgrade access capacity and implement converged IP voice and data services.

Our wireless products allow wireless carriers to deliver greater bandwidth effectiveness on backhaul portions of the network, which is the portion that links cell sites to the wired switching center. Our products also increase wireless network capacity at our customers’ cell sites and provide remote management of the cell site which can reduce operating expenses. The addition of new wireless data services has increased the need for bandwidth expansion and data networking technologies to link cell sites to switching centers cost effectively.

Our wireline products are primarily used to deliver converged IP voice and data services over broadband access connections, such as T1 or Ethernet connections, to business or multiple dwelling units, such as apartments and condominiums. The embedded VoIP software in our products works in conjunction with certain network application software providers to deliver IP-based voice and data applications, including virtual private networks, or VPNs, that fully integrate voice and data, customized web-controlled voicemail, call screening and forwarding, and other personalized IP communications services.

Our products provide the following benefits to our customers:

Revenue From Existing and Next-generation Data Services. Our equipment and the software embedded in it supports multiple services. As a result, carriers using our products can offer a variety of revenue-generating services as customer needs evolve, without deploying dedicated equipment for each service. For example, our Adit products support the efficient delivery of data traffic with VoIP services, while supporting or converting existing customer telephone and data equipment. This is accomplished by deploying service cards that support multiple communications services and technologies within the Adit chassis, thus protecting both the carriers’ investment in access equipment and the end-user investment in enterprise communications equipment.

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

Our Strategy

Our objective is to become a leading provider of converged access products for wireless and wireline markets by providing next generation products that economically converge voice and data services delivery, while delivering carrier-grade service quality.

These products enable our customers to cost-effectively deploy next-generation services while leveraging their existing infrastructure investments. Key elements of our strategy to achieve this objective include:

Pursue High Growth Market Opportunities. We will continue to apply our diverse product portfolio and research and development expertise to engineer, manufacture, and support innovative products for strategic, high growth markets, such as wireless radio access networks and VoIP service offerings. At the beginning of 2001, we derived minimal revenue from our wireless products. At that time, we began dedicating separate significant resources to designing products serving the wireless market. We have successfully gained a position in this market, as evidenced by products deployed in the wireless market accounting for 65% of our total net revenue in 2005.

Continue to Pursue and Leverage Global Strategic Relationships. We intend to maintain and expand our existing relationships and pursue new strategic relationship opportunities with leading global communications equipment vendors. We currently have OEM and strategic relationships with companies such as Alcatel and Nortel. Several of these customers integrate our products with their own product offerings to provide a comprehensive offering to their carrier, residential, enterprise, or commercial customers. These relationships are important to us because they allow us to combine product synergies for a more complete product portfolio. In addition, these relationships allow us to leverage our sales force with the domestic and international sales and marketing personnel of our strategic partners and provide complete product offerings to our joint customers.

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

Platform	Wireless and Satellite Equipment	Converged Business Access Equipment
Axxius	•

Adit	•	•

Wide Bank	•	•

Access Navigator	•	•

Broadmore	•

Exxtenz		•

MASTERseries	•

BROADway	•

Wireless and Satellite Products. We provide equipment to wireless carriers for use in transporting and managing voice and data traffic between cell sites and their regional switching offices. This is sometimes termed the backhaul portion of the network. In addition, wireless infrastructure equipment providers have integrated our Adit, Axxius, MASTERseries and BROADway products as an important component to their system solution. Our products are used to terminate the wireline service at both the cell site location and at the wireless carrier’s switching center. Our scalable products enable wireless carriers to cost-effectively offer new revenue-generating voice and data services, optimize wireless backhaul capacity, manage remote locations and lower network operating costs. We also provide equipment that is used by wireless carriers in their provisioning of FCC mandated E911 services. Our Satellite Products consist primarily of our Broadmore product which is used by the Department of Defense and other government agencies to improve their optical communications with security features such as encryption and secure management and identification.

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

Sales, Marketing and Customer Support

Our sales model consists of indirect sales to distributors and OEMs and direct sales to end-users who are wireline and wireless carriers. Our sales force works with distributors and OEMs to identify potential customers and provide pre- and post-sales support to our carrier customers and other end-users. For the year ended December 31, 2005, sales to distributors and OEMs accounted for 27% of our net revenues, direct sales to end-users accounted for 73% of our net revenues, and direct sales to one of our customers, Cingular, accounted for approximately 42% of our net revenue. For the year ended December 31, 2004, sales to distributors and OEMs accounted for 47% of our net revenues, direct sales to end-users accounted for 53% of our net revenues, and direct sales to two of our customers, Ericsson and T-Mobile comprised approximately 20% and 10% of our net revenues, respectively. For the year ended December 31, 2003, sales to distributors and OEMs accounted for 41% of our net revenues, direct sales to end-users accounted for 59% of our net revenues, and direct sales to four customers each accounted for over 10% of our net revenues, with T-Mobile approximately 17%, XO Communications approximately 12%, Walker and Associates approximately 11%, and Nortel approximately 11%. We typically ship products soon after receipt of the customers’ orders and, accordingly, our backlog has not been significant.

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

Sales Directly to End-Users. A significant and growing portion of the sales of our products is made through direct sales to end-users. As a result, our continued success depends on building and maintaining good relations with our direct customers. We typically sell to these customers on credit.

Sales Force. Our sales force covers primarily the continental United States, Latin America and Asia. It includes sales and sales engineering and is responsible for product configuration, evaluation, installation and telephone presales and installation support activities. Our sales engineering strategy focuses on assisting carriers and end-users in rapidly integrating our products into their networks. The sales engineering support group identifies carriers and end-user leads and based on initial presentations, provides evaluation units for trial in wireless and wireline carrier and end-user networks. After successful trial and approval, the carrier or end-user is provided with product installation and maintenance training. Initially, our sales engineering support group is involved in educating carriers and end-users about the functionality and benefits that may be derived from using our products. Subsequently, members of both our sales engineering and research and development organizations are involved in providing the carrier or end-user with the required training and technical support to integrate our products into a new application or service.

Marketing. Our marketing organization develops strategies for products and, along with the sales force, develops key account strategies and defines product and service functions and features. Our marketing group is responsible for sales support, handling requests for information, requests for quotes and requests for proposals, preparing in-depth product presentations, interfacing with operations, setting price levels, developing new services and business opportunities and writing proposals in response to customer requests for information or quotations. We engage in a number of marketing activities that include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, taking part in public relations activities with trade and business press and distributing sales literature, technical specifications and documentation in order to create awareness, market demand and sales opportunities for our products. On a limited basis, we also support several of our distributor and OEM partners in cooperative advertising campaigns.

Customer Service and Support. Ongoing customer support is critical to maintaining and enhancing relationships with carriers, end-users and distributors. The carrier and end-user support group has five functions:

•	new product development that provides for product ideas and enhancements based on customer requirements through the pre- and post-sales support effort;

•	inbound technical support which focuses on pre-and post-sales calls made to us by our customers;

•	outbound application support and response to proposed quotation requests;

•	training, including installation and application development training for customers, sales engineers, and employees; and

•	reporting and analysis based on the automated trouble ticket and returned material systems.

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

Our principal competitors for our products include Adtran, Inc., Audiocodes, Telco Systems, Inc., Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Natural Microsystems, RAD, Tellabs, Inc., Verilink Corporation, Zhone Technologies, Inc. and other private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisitions, thereby intensifying competition.

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

We spend significant engineering resources producing software and hardware to assure consistent high product quality. We test every product both during and after the assembly process using internally developed automated product assurance testing procedures. These procedures consist of automated board and automated system testing as well as environmental testing. Although we generally use standard parts and components for our products, many key components are purchased from sole or single source vendors for which alternative sources are not currently available. In the past we have experienced supply problems and we may experience supply problems in the future from any of our contract manufacturers or vendors.

Research and Product Development

We focus our development efforts on providing enhanced functionality to our existing products, including total network offerings and performance and the development of additional software-based features and functionality. We obtain extensive product development input from our customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing next-generation wireline and wireless broadband access products and completing new products. In addition, we also have recently entered into agreements to perform research and development under contract with several of our partners. Our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $17.0 million, $18.2 million, and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. We perform our research and product development activities at our offices in Boulder, Colorado, Tulsa, Oklahoma, Roanoke, Virginia and Brookfield, Connecticut. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

Intellectual Property

As of December 31, 2005, we held a total of sixteen issued U.S. patents and had approximately eight pending U.S. patent applications. We have one U.S. trademark application pending and have fifteen registered trademarks. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If any such claims asserting that our products infringe on proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2005, we employed 249 full-time employees. No employees are covered by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

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

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only risks we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any or all of these risks. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to other information contained or incorporated by reference in this annual report on Form 10-K, including our consolidated financial statements and related notes.

We experienced large net operating losses and decreases in net revenue in 2005, 2002 and 2001, which caused a significant decline in the market price of our common stock, and we could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

Our quarterly and annual operating results have fluctuated significantly in the past and may continue to vary significantly in the future. For example, although we were profitable on an annual basis for our fiscal years ended December 31, 1997 through 2000, we incurred significant net losses of $14.9 million and $52.7 million in 2001 and 2002, respectively. In addition, our net revenues decreased from $148.1 million in 2000 to $100.7 million and $50.2 million in 2001 and 2002, respectively.

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.6 million in 2005, and we had a net operating loss of $9.9 million. Our quarterly revenues fluctuated in these periods as well. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•	The loss of, or significant reduction in purchases by, any of our large customers, one of whom was responsible for approximately 42% of our net revenues in the year ended December 31, 2005;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, a factor that resulted in a large decline in our product sales in 2001, 2002 and 2005;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	Costs related to acquisitions of technologies or businesses;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

Our net revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our net revenues and results include the following:

•	Fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

•	The cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	Consolidation and/or reorganization post-merger of certain customers;

•	The failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy or post bankruptcy reorganization;

•	The length and variability of the sales cycle for our products; and

•	The timing of revenue recognition and amount of deferred revenues.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our market share and product sales could be adversely affected, resulting in a decline in our net revenues and deterioration of our operating results.

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Audiocodes, Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Natural Microsystems, RAD, Telco Systems, Inc., Tellabs, Inc., Verilink Corporation, Zhone Technologies, Inc. and other small independent system integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

To be competitive, we must continue to invest significant resources in research and development and sales and marketing. We may not have sufficient resources to make such investments or be able to make the technological advances necessary to be competitive. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross profit margins, and loss of market share, any of which could cause a decline in the price of our common stock.

Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and original equipment manufacturers, which could adversely affect our net revenues, gross profit margins and income.

Our net revenues and gross profit margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry such as the merger of Cingular and AT&T Wireless, and the merger of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the third and fourth quarter of 2004 and during 2005, and could result in decreases in net revenues and earnings in future periods.

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenues and the price of our common stock.

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the year ended December 31, 2005, we sold directly to Cingular, who accounted for approximately 42% of our net revenues. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 8%, 7%, and 11% of our net revenues in 2005, 2004 and 2003, respectively. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and deterioration in our operating results.

In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.1 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debts, we cannot assure you that any future bad debts that we incur will not exceed our reserves. Furthermore, we cannot assure you that the financial instability of one or more of our distributors will not result in decreased net revenues for us and deterioration in our operating results. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors in the future could harm our business by, among other things, reducing the demand for our products and creating conflicts with other distributors and our direct sales efforts.

Some of our distributors and OEMs have stock rotation, limited return, on time delivery and price protection rights which could cause a material decrease in the average selling prices and gross profit margins of our products, either of which would have an adverse effect on our operating results and financial condition.

We generally provide our distributors and OEMs with limited stock rotation rights of return, on time delivery and price protection rights. Three times a year, pursuant to limited stock rotation rights, some of these customers can return on average up to 15% of unsold products to us in return for an equal dollar amount of new products. The returned products must have been held in stock by such distributor or OEM and have been purchased within the four-month period prior to the return date. We cannot be certain that we will not experience significant returns of our products, or ensure that our shipments in the future will be on time, which could result in a material decrease in our net revenues, average selling prices, gross margins and operating results.

We also provide certain distributors and OEMs with price protection rights in which we are required to provide 60-days’ advance notice of price decreases. Orders we receive from distributors or OEMs within the 60-day period are filled at the existing, lower product price. In the event of a price decrease, we may be required to credit distributors and OEMs the difference in price for any stock they have in their inventory. In addition, we grant certain of our distributors and OEMs “most favored customer” terms, pursuant to which we have agreed not to knowingly grant another distributor or OEM the right to resell the same products on terms more favorable than those granted to the existing distributor or OEM, without offering the more favorable terms to the existing distributor or OEM. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross profit margins of our products, which could in turn have a material adverse effect on distributor or OEM inventories, our business, net revenues, financial condition, and operating results.

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

In the past, some of our direct customers have experienced problems with their financial and other resources that have impaired or significantly delayed their ability to pay us. For example, in 2005 one of our direct customers experienced difficulty related to a change in their order processing system, which delayed payments to us. We cannot be certain that any bad debts that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to adversely affect future sales of our products or our ability to collect on accounts receivable for current sales of our products.

In addition, we sell a moderate volume of products to competitive carriers. The competitive carrier market continues to experience consolidation and related post-consolidation reorganization. Many of our competitive carrier customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. For example, one of our large customers must rely on funding from its parent to fund operating losses and meet its working capital, capital expenditure, debt service and other obligations.

Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers could be harmed. In addition, if one or more of these competitive carriers fail, we could face a loss in net revenues and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as a corresponding decrease in our customer base and future net revenues. Furthermore, a significant portion of our sales to competitive carriers is made through independent distributors. The failure of one or more competitive carriers could cause a distributor to experience business failure and/or default on payments to us.

We grant certain of our direct customers “most favored customer” terms, which could cause a material decrease in the average selling prices and gross profit margins of our products, which would have an adverse effect on our operating results and financial condition.

In agreements with direct customers that contain “most favored customer” terms, we have agreed to not knowingly provide another direct customer with similar terms and conditions or a better price than those provided to the existing direct customer without offering the more favorable terms, conditions or prices to the existing direct customer. It is possible that these “most favored customer” clauses could cause a material decrease in the average selling prices and gross profit margins of our products, which could, in turn, have an adverse effect on our operating results and financial condition.

A longer than expected sales cycle could cause our net revenues and operating results to vary significantly from quarter to quarter.

Our sales cycle averages approximately four to 24 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or carrier’s budgetary constraints including the timing of expenditures;

•	consolidation and merger discussions between wireless and wireline carriers;

•	outsourcing of inventory management by a distributor or OEM customer;

•	changes to or problems with a distributor’s, OEM carrier’s internal order processing systems;

•	a distributor’s, OEM’s or carrier’s internal acceptance reviews;

•	a distributor’s, OEM’s or carrier’s staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a carrier’s product offerings;

•	the possibility of cancellation or delay of projects by distributors, OEMs or carriers; and

•	the possibility of a regulatory investigation of our distributors, OEMs or carriers.

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

In the industry in which we compete, a supplier must first obtain product approval from an ILEC or other carrier to sell its products to them. This process can last from four to 18 months or longer depending on the technology, the service provider, and the demand for the product from the service provider’s subscribers. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products, as well as products that deploy new technology or respond to new technology demand from certain carriers or other end-users. We have been successful in the past in obtaining such approvals. However, we cannot be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of our net revenues and uneven operating results from quarter to quarter or year to year.

Communications carriers face capital constraints which have restricted and may continue to restrict their ability to buy our products, thereby resulting in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition.

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has slightly improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results throughout 2005, 2004, and 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

The introduction of new or enhanced products could cause disruptions in our distribution channels and the management of our operations, which could cause us to record lower net revenues or adversely affect our gross profit margins.

Our introduction of new or enhanced products will require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features that were included in subsequent releases of the products, which generally resulted in reduced gross profit margins for those products until such time as production volumes of these new products increase. We can give no assurance that these historical practices will not occur in the future and cause us to record lower net revenue or negatively affect our gross profit margins.

We rely on the introduction of new or enhanced products to offset the declining sales prices and gross profit margins of our older products, and the failure of our new or enhanced products to achieve market acceptance could result in a decline in our net revenues and operating results.

We believe that average selling prices and gross profit margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for our Wide Bank products and Adit products has decreased substantially in the past two years. These decreases were due to general economic conditions and the introduction of competitive products with lower prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross profit margins will decline and such decline could adversely affect our operating results and the price of our common stock.

To develop new products or enhancements to our existing products, we will need to continue to invest in research and development, which could adversely affect our financial condition and operating results, especially if we need to increase the amount of our investment to successfully respond to developing industry standards.

As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses have increased to 22% of net revenues for the year ended December 31, 2005, from 19% and 18% in the years ended December 31, 2004 and 2003, respectively. We plan to continue to invest significant resources in research and development. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

Our customers are subject to heavy government regulation in the telecommunications industry, and regulatory changes could adversely affect our customers’ capital expenditure budgets and result in reduced sales of our products and significant fluctuations in the price of our common stock.

Competitive local exchange carriers, or CLECs, are allowed to compete with ILECs, in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996, (“1996 Act”) that imposed new duties on ILECs to open their local telephone markets to competition. Although the FCC and federal district courts in various rulings in 2004 rejected efforts of several state regulators to subject certain VoIP services to intrastate telecommunications regulation, there are still uncertainties regarding other regulatory, economic, and political factors, particularly as VoIP service providers increase competitive pressures on the traditional carriers. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

We are aware of certain litigation challenging the validity of the 1996 Act and local telephone competition rules adopted by the FCC for the purpose of implementing the 1996 Act. Furthermore, Congress has indicated that it may hold hearings to gauge the competitive impact of the 1996 Act, and it is possible that Congress will propose changes to the 1996 Act. This litigation and potential regulatory change may delay further implementation of the 1996 Act, which could negatively impact demand for our products. Our distributors or carrier customers may require that we modify our products to address actual or anticipated changes in the regulatory environment, or we may voluntarily decide to make such modifications. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our net revenues, gross profit margins and operating results.

Our inability to modify our products in a timely manner or address such regulatory changes could cause a reduction in demand for our products, a loss of existing customers or the failure to attract new customers, which would result in lower than expected net revenues and a decline in the price of our common stock.

Telecommunication industry carriers are currently experiencing a period of consolidation that may impact the timing of future capital expenditures, which could adversely affect the demand for our products.

We are experiencing rapid consolidation in our customer base. During the past two years a number of large mergers in the telecommunications industry have been completed or announced, including the following: Cingular Wireless and AT&T wireless, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

We have limited supply sources for some key parts and components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these parts and components.

Many of our key parts and components are purchased from suppliers for which alternative sources of supply are not currently available. Lead times for materials and components vary significantly and depend on many factors, some of which are beyond our control, such as specific supplier performance, contract terms and general market demand for components. If product orders vary significantly from forecasts, we may not have enough inventories of certain materials and components to fill orders. In addition, many companies utilize the same materials and supplies as we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of certain materials, and delays in the receipt of certain of our key components, which in turn may result in increased costs, delays in product delivery, lower net revenues and lower profit margins. We attempt to manage these risks through development of alternative supply sources, through engineering efforts designed to remove the necessity for certain components, and by building long-term relationships and maintaining close personal contact with each of our suppliers. However, we have experienced delays in or failures of deliveries of key components in the past, either to us or to our contract manufacturers, and delays in product deliveries have occurred and may occur in the future.

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

Our distributors, OEMs and direct customers frequently require rapid delivery after placing an order. Our inability to obtain sufficient quantities of the components needed to fulfill such orders has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could have an adverse effect on our net revenues and customer relationships, our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, it could take up to nine months or more for us to begin receiving adequate supplies from alternative suppliers. Furthermore, we may not be able to engage alternative suppliers to satisfy our production requirements on a timely basis, if at all. Delays in shipments by one of our suppliers have led to lost or delayed net revenues and sales opportunities in the past and may do so again in the future. For example, in the third quarter of 2004, we were not able to fulfill all of our open purchase orders of our Adit and BROADway products due to unforecasted demand and an inability to obtain the necessary parts on a timely basis.

In addition, the manufacturing process for certain single or sole source components is extremely complex. Our reliance on suppliers for these components, especially for newly designed components, exposes us to potential production difficulties and quality variations that the suppliers experience. In the past, this reliance on outside suppliers for these components has negatively impacted cost, the timely delivery of our products to our customers and consequently our net revenues and operating results.

Our dependence on third-party manufacturers could result in product delivery delays, which would adversely affect our ability to successfully sell and market our products and could result in declines in our net revenues and operating results.

We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, and reduced control over procurement of critical components, product quality delivery schedules, manufacturing yields, and costs. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of twelve months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our ability to successfully sell and market our products and could result in declines in our net revenues and operating results. Moreover, since a significant portion of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility could also have an adverse effect on our net revenues and operating results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, our business could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could negatively impact the trading price of our stock.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement, including control deficiencies that may constitute material weaknesses. As more fully described in Item 9A of this Annual Report on Form 10-K, as of December 31, 2004, our management concluded that we did not maintain effective controls over certain aspects of our review of our statements of cash flows and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address a control deficiency, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our executive officers and certain key personnel are critical to our business, and any failure to retain these employees could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, President and Chief Executive Officer and our co-founder, could adversely affect our ability to manage our operations. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, finance, customer support and product development personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

Our customers are subject to numerous and changing regulations, interoperability requirements and industry standards. If the products they purchase from us do not meet these regulations or are not compatible with these standards or interoperate with the equipment solution selected by our customers, our ability to continue to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may also vary within specific foreign markets. We also need to ensure that our products are easily integrated with various telecommunications systems. Standards for new services continue to evolve, requiring us to continuously modify our products or develop new versions to meet new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. Our VoIP products currently interoperate with approximately eleven different product solutions and we are required to continually update our products based on our partners’ new releases of software for these products. If our systems fail to timely comply with evolving standards in U.S. and international markets, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, our ability to sell our products would be significantly impaired. We could thereby experience, among other things, customer contract penalties, delayed or lost customer orders, decreased net revenues and operating results.

We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE when we were first certified in the fourth quarter of 2001, and with Network Equipment Building Standards Level 3 since we were first certified in April 1998. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products. Telecordia, formerly known as Bellcore, developed the Osmine program, which is a process designed to ensure that all of the network equipment used by Regional Bell Operating Companies, or RBOCs, can be managed by the same software programs. NEBS, or Network Equipment Building Standards, are a set of performance, quality and safety requirements — which were developed internally at Bell Labs and later at Telcordia — for network switches. RBOCs and local exchange carriers rely on NEBS-compliant hardware for their central office telephone switching. We cannot assure that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.

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

If we have insufficient proprietary rights or if we fail to protect those rights we have, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts and could result in a decrease in our net revenues and the price of our common stock.

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of December 31, 2005, we held a total of sixteen issued U.S. patents and had approximately eight pending U.S. patent applications. We have one U.S. trademark application pending and have fifteen registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, partners, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

In our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of our product patents, trademarks, or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenues we may have received from our customers.

Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

We are in the process of expanding into international markets, and we anticipate increased sales from these markets. A number of factors inherent to these markets expose us to significantly more risk than U.S. based business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	legal regulations and requirements in foreign countries;

•	potential political unrest;

•	foreign currency exchange exposure;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenues.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

As of March 1, 2006, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 36% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our former Secretary, former CFO and Corporate Development Officer, are married. As of March 1, 2006, Mr. Koenig and Ms. Pierce together beneficially owned approximately 36% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

We own our principal administrative, sales and marketing, research and development, and support facilities consisting of approximately 64,000 square feet of office space in Boulder, Colorado.

We lease approximately 39,000 square feet of manufacturing and warehouse space in a facility located outside of Boulder under a lease expiring on December 30, 2006, and have negotiated for a reduced occupancy of approximately 28,000 square feet of this space through December 31, 2008. A lease for approximately 57,000 square feet of warehouse space in Boulder, Colorado, which we had vacated in February, 2004 as part of our 2003 restructuring plan, expired on November 22, 2005.

In addition, we lease facilities in three other states: Connecticut, Oklahoma and Virginia. We signed a one-month extension for approximately 12,800 square feet at our Brookfield, Connecticut location that expired on January 31, 2006, to allow for transition to a new Bethel, Connecticut location, where we will lease approximately 10,100 square feet until December 31, 2006. Both Connecticut locations are used primarily by research and development personnel. Our lease for space in Tulsa, Oklahoma, also used for research and development, consists of approximately 16,000 square feet of space and was extended in March of 2005 to April 30, 2006, but we reduced our occupancy from 16,000 square feet to 8,617 square feet. We are evaluating whether to renew the existing Tulsa, Oklahoma lease for an additional one year term, or move to a new location under a lease for a similar term. We are currently leasing 17,000 square feet of office space in Roanoke, Virginia, with an expiration date of November 30, 2007. We currently occupy approximately 7,000 square feet of this space and are seeking to sublease the remaining 10,000 square feet, or secure a sublease tenant to occupy our existing space and relocate to a new location with less space.

In October 2002, we closed a research and development facility in Camarillo, California. The Camarillo lease consisted of approximately 14,500 square feet and expired on August 31, 2005.

All leased and owned space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

Securities Action

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al, Case No. 05-cv-1280-EWN, have been consolidated and a consolidated amended complaint was filed January 17, 2006. The action is purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaint is primarily based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the years ended December 31, 2003 and 2004 and certain interim periods in each of the years ended December 31, 2003 and 2004.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koenig {sic}, et al. Case No. 05-cv-1134-RPM. These actions have been consolidated, and the consolidated complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph. We have filed a motion to dismiss which is pending.

On September 12, 2005, a purported shareholder derivative lawsuit was file in Boulder County, Colorado District Court against various of our officers and directors naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et. al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against various of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig et. al. On October 24, 2005, we removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraphs.

Management believes that the claims in the above actions are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on our financial position and results of operations for the period in which such outcome occurred and potentially in future periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on November 8, 2005. The only matter submitted to a vote of stockholders at the Annual Meeting was the election of six directors. The following individuals were elected to serve on the Board of Directors until the next annual meeting of stockholders:

Nominee	For	Withheld
Roger L. Koenig	29,985,021	1,416,310
Nancy Pierce	30,146,969	1,254,362
John W. Barnett, Jr.	30,156,948	1,244,833
Mark A. Floyd	30,036,018	1,365,313
Thomas C. Lamming	30,037,218	1,364,113
David R. Laube	30,002,448	1,398,883

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all our executive officers as of March 1, 2006 are listed below, followed by a brief summary of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders and serve until their successors are appointed. There are no arrangements or understandings between any officer and any other person pursuant to which an officer was selected. Mr. Koenig and Ms. Pierce are married.

Name	Age	Position
Roger L. Koenig	51	President and Chief Executive Officer
Nancy Pierce	48	Corporate Development Officer
Gary Gatchell	48	Executive Vice President, Treasurer and Chief Financial Officer

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

Nancy Pierce. Ms. Pierce has served as our Corporate Development Officer since April 2000 and has been a Director since our incorporation in September 1992. From November 2004 to June 2005, Ms. Pierce also served as our interim Chief Financial Officer. Ms. Pierce previously served as our Corporate Controller, Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Secretary from September 1992 through April of 2000. Prior to co-founding Carrier Access, Ms. Pierce served as the Controller of Koenig Communications, Inc., a systems integration and consulting firm and held positions at IBM Corporation and ROLM Corporation. Ms. Pierce earned a B.S. degree from Colorado State University and an M.B.A. from California State University, Chico. In addition, Ms. Pierce holds an honorary doctorate degree in Commercial Science from St. Thomas Aquinas University.

Gary Gatchell. Mr. Gatchell has served as our Chief Financial Officer since June 2005. From January 2004 to June 2005, Mr. Gatchell provided professional financial and consulting services, including Sarbanes-Oxley compliance work. Previously, Mr. Gatchell was the CFO of Voyant Technologies, Inc., a leading provider of audio conferencing equipment, from August 1999 to January 2004. Prior to becoming CFO at Voyant, Mr. Gatchell was CFO at Intertech Plastics and was an audit manager at KPMG, LLP. Mr. Gatchell is a Certified Public Accountant and holds a Master of Accountancy degree from The University of Denver.

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

	High	Low
Year Ended December 31, 2005:
First Quarter	$10.70	$5.79
Second Quarter	6.71	4.18
Third Quarter	6.29	4.55
Fourth Quarter	5.85	4.15

Year Ended December 31, 2004:
First Quarter	$16.78	$9.71
Second Quarter	13.79	8.93
Third Quarter	14.38	5.83
Fourth Quarter	10.76	7.62

Holders of Common Stock

On March 1, 2006, the last reported sale price of our common stock as reported on the NASDAQ National Market was $5.19 per share. As of March 1, 2006, there were approximately 182 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared cash dividends on our common stock. We currently intend to retain any earnings in our business and do not anticipate paying any cash dividends in the foreseeable future.

Share Repurchase Program

On April 11, 2005, our Board of Directors approved a repurchase plan to allow us to purchase up to 5,000,000 shares of our common stock in the open market. We first began purchasing shares of our common stock under the plan in November 2005, and as of December 31, 2005, we had purchased 1.0 million shares in the open market, for $ 4.8 million under the plan. These shares of common stock have been retired and reclassified as authorized and unissued. We may continue to purchase shares in the open market under the plan. The following table is a month-to-month summary of our stock purchase activity under the plan during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased As part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)
10/01/05 to 10/31/05				5,000,000
11/01/05 to 11/30/05	425,581	4.46	425,581	4,574,419
12/01/05 to 12/31/05	574,419	5.07	574,419	4,000,000

Total	1,000,000	$4.81	1,000,000

(1)	All shares were repurchased in open-market transactions under the repurchase program.
(2)	We publicly announced the repurchase program on April 11, 2005. The repurchase program authorizes the repurchase of up to 5 million shares of our common stock until cancelled by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, (1) the consolidated financial statements and notes thereto in Item 8 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
Net revenues	$75,628	$95,493	$62,472	$50,247	$100,706
Gross Profit	30,717	40,112	26,386	17,102	46,616
Income (loss) from continuing operations	(9,928)	(4,578)	1,070	(52,267)	(27,051)
Net income (loss)	$(6,632)	$(1,779)	$1,512	$(52,655)	$(14,855)

Income (loss) per share:
Basic	$(0.19)	$(0.05)	$0.06	$(2.13)	$(0.60)
Diluted	(0.19)	(0.05)	0.06	(2.13)	(0.60)

Cash, cash equivalents & short-term investments	$108,444	$108,683	$36,542	$25,728	$36,614
Working Capital	133,506	142,047	67,454	56,324	91,597
Long-term obligations	—	—	—	—	—
Total Assets	170,745	184,135	107,426	76,437	133,017
Stockholders’ equity	157,125	168,141	88,448	66,114	118,593

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, expectations regarding, customer revenue mix, sources of revenue, gross profit margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K.

Overview

We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and the Axxius products in June 2003. In November, 2003 we acquired the MASTER Series and BROADway product lines through our acquisition of Paragon Networks International, Inc.

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

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to approximately 8%, 12% and 59%, respectively, in 2005. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the year ended December 31, 2005, direct sales to Cingular accounted for approximately 42% of our total net revenues. For the year ended December 31, 2004, direct sales to two customers each accounted for over 10% of our revenue: Ericsson accounted for approximately 20% and T-Mobile accounted for approximately 10%.

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

Historically, most of the sales of our products have been through a limited number of distributors and OEMs. Walker & Associates accounted for 8% in 2005, 7% in 2004 and 11% in 2003. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. For the year ended December 31, 2005, direct sales to Cingular accounted for approximately 42% or our net revenues. During the year ended December 31, 2004, Ericsson, an OEM, accounted for 20% of net revenue, and we sold directly to a carrier, T-Mobile, who accounted for approximately 10% of our net revenue. We expect that the sale of our products will continue to be made to a small, and increasingly concentrated, number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business. International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 4%, 9% and 11% of our total net revenues in for 2005, 2004 and 2003, respectively. However, we are targeting specific international market distribution in 2006 and we believe that an increasing proportion of our net revenues will be from international customers in the future.

Our net revenues continue to be affected by the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenues has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them has caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

As more fully described in Item 9A of this Annual Report on Form 10-K, as of December 31, 2004, our management concluded that we did not maintain effective internal controls over certain aspects of our financial reporting due to material weaknesses in internal controls pertaining to 1) the preparation of our consolidated statements of cash flows, 2) evaluations of customer arrangements for appropriate recognition of revenue for our products, 3) accounting for inventory reserves, and 4) a lack of personnel with sufficient technical accounting expertise to identify and account for complex transactions in accordance with generally accepted accounting principles in the United States. As a result of these internal control deficiencies, we amended our Annual Reports on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2004 to amend and restate our consolidated financial statements and related financial statements for the fiscal years ended December 31, 2004 and 2003. The Form 10-K/A also included restated quarterly information for each of the quarters within the fiscal years ended December 31, 2004 and 2003, to reflect the appropriate accounting for these items.

During the year ended December 31, 2005, we implemented improvements to our internal control over financial reporting which we believe adequately remediates each of these material weaknesses and establishes adequate internal controls over our financial reporting. These remediations are more fully described in Item 9A of this Annual Report on Form 10-K.

Presentation

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

Results of Operations for the Three Years Ended December 31, 2005

The following table sets forth our consolidated statements of operations for the periods indicated:

$ in thousands	2005	% of revenues	2004	% of revenues	2003	% of revenues
Net revenues	$75,628	100%	$95,493	100%	$62,472	100%
Cost of Goods Sold	44,911	59%	55,381	58%	36,086	58%

Gross Profit	30,717	41%	40,112	42%	26,386	42%
Research and development	17,011	22%	18,194	19%	11,001	18%
Sales and marketing expense	12,076	16%	15,963	17%	11,776	19%
General and administrative	9,830	13%	9,336	10%	5,362	9%
Bad debt expense (recoveries)	47	—%	(289)	—%	(3,085)	(5)%
Restructuring charges	452	1%	218	—%	—	—%
Intangible asset amortization	1,229	2%	1,268	1%	262	—%

Income (loss) from operations	(9,928)	(13)%	(4,578)	(5)%	1,070	2%
Interest income	3,292	4%	1,652	2%	353	1%
Other income, net	—	—	1,135	1%	—	—

Income (loss) from operations before income taxes	(6,636)	(9)%	(1,791)	(2)%	1,423	2%
Income taxes (benefit)	(4)	—%	(12)	—%	(89)	—%

Net income (loss)	$(6,632)	(9)%	$(1,779)	(2)%	$1,512	2%

The decrease in net revenues in 2005 from 2004 was primarily due to decreases in the number of units sold into the wireless market, in particular our Adit 600, Axxius, Broadway and Wide Bank products. We believe that the decrease was due to consolidation within the wireless industry, such as the merger between AT&T Wireless and Cingular, and spectrum sales to T-Mobile as our wireless customers were rationalizing their networks, combined with a decrease in legacy wireline Adit sales to CLEC customers.

The increase in net revenue in 2004 was due to increases in the number of units sold into the wireless market. We believe that the increase in units sold in 2004 was due to the deployment by some wireless carriers of our Axxius, Adit and MASTERseries products to comply with FCC mandated E911 location services and to expand cell site bandwidth capacity for new data service offerings by wireless mobility carriers. Our net revenue also improved due to the continued economic recovery and lessening of capital market constraints in the telecommunications sector in 2004 compared to 2003. The acquisition of Paragon in November 2003 contributed to the increase in wireless market revenue, primarily because of our MASTERseries product.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In 2005, 2004 and 2003, approximately 23% of our net revenues were derived from 23, 24, and 16 customer sales orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2005	2004	2003	2005	2004
Gross Profit	$30,717	$40,112	$26,386	$(9,395)	$13,726
% of Net Revenues	41%	42%	42%	(23)%	52%

Gross profit decreases in 2005 relative to 2004 resulted primarily from lower sales volumes, lower average selling prices for certain legacy wireline products, and the impact of higher fixed manufacturing overhead costs per unit. In addition, gross margins were impacted by shifts in product mix to lower margin products including our Adit 600 and Axxius products.

Our 2004 gross profit was approximately unchanged relative to 2003 reflecting product mix changes to higher margin products and product cost reductions from higher production volumes, which were offset in part by decreases in selling prices. In addition, we finalized our integration with Paragon, which resulted in the disposal of inventory carried at $960,000 that reduced gross profit that would otherwise have been reported absent the disposal by 1%.

We believe that average selling prices and the related gross profit margins will decline for our mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We experienced declines in average selling prices per unit for our Masterseries, Navigator and Adit 3000 products in 2005, and in our Axxius, Navigator and Wide Bank products during 2004. In addition, new product introductions could harm our gross profit margins due to lower absorption of fixed manufacturing overhead costs per unit until production volumes increase.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Sales and Marketing Expense

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2005	2004	2003	2005	2004
Sales & marketing expense	$12,076	$15,963	$11,776	$(3,887)	$4,187
% of Net Revenues	16%	17%	19%	(24)%	36%

Sales and marketing expenses for 2005 decreased as a result of a $3.3 million decrease in personnel expense, and a corresponding $365,000 decrease in travel and related departmental expenses, as a result of employee reductions to align our costs with our anticipated business activity. We recorded approximately $162,000 interest and penalties incurred on payroll taxes during 2005 for a preacquisition contingency related to our acquisition of Paragon in 2003. This amount was related to certain foreign sales and marketing activities.

Sales and marketing expenses for 2004 increased relative to 2003 as a result of a $3.3 million increase in personnel expense, and a $481,000 increase in travel and related expenses, the integration of Paragon operations, and efforts to focus on the enterprise market. In addition, we recorded approximately $80,000 of interest and penalties related to a preacquisition contingency associated with our acquisition of Paragon in 2003. This amount was related to payroll and value-added taxes on certain foreign sales and marketing activities. In addition, approximately $66,000 was reclassified from income tax expense to operating expense.

Research and Development Expense

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2005	2004	2003	2005	2004
Research and development expense	$17,011	$18,194	$11,001	$(1,183)	$7,193
% of Net Revenues	22%	19%	18%	(7)%	65%

The decreases in research and development expenses in 2005 compared to 2004 were primarily related to decreased pilot expenses and related consulting expenses for projects completed at the end of 2004 related to our wireless and Voice over IP product introductions. We also had a decrease in rent expense due to the purchase of our principal R&D facility in Boulder, Colorado near the end of 2004 and a decrease in depreciation expense for the year of $285,000. In addition, at the end of the second quarter of 2005, we entered into development agreements with two of our customers for which we were paid $875,000 in exchange for achieving certain milestones. This amount was offset against expenses incurred during the periods. We believe that our research and development expenses will increase in 2006 as we accelerate our development of new product platforms and service cards for our existing development for wireless and Voice over IP solutions.

Research and development expenses for 2004 increased from 2003 mostly due to an increase in personnel expense of $3.9 million and approximately $1.3 million of prototype expenses to support the development and release of our converged IP voice data network, and compression solutions. Related to these programs, we increased our spending by $826,000 for software consultants, $457,000 for pilots, and $227,000 for compliance program testing.

General and Administrative Expenses

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2005	2004	2003	2005	2004
General and administrative expense	$11,558	$10,533	$2,539	$1,025	$7,994
% of Net Revenues	15%	11%	4%	10%	315%

General and administrative expense for 2005 increased over 2004 primarily due increases in accounting fees of approximately $490,000 related to the restatement of the fiscal 2003 and fiscal 2004 financial statements that occurred in 2005, and an increase in legal costs of approximately $1.0 million related to the same. Increased legal fees were offset by a decrease in settlement expenses of $1.9 million, primarily due to the settlement in 2004 of the SMTC lawsuit. Additional cost savings in 2005 included approximately $250,000 in rent expense obtained from purchasing our headquarters facility in Boulder Colorado in the fourth quarter of 2004. Bad debt expense in 2005 was $47,000 compared to a recovery of $289,000 in 2004.

General and administrative expense for 2004 increased relative to 2003 primarily due to a $585,000 increase in personnel expense and approximately $850,000 related to Sarbanes Oxley Section 404 compliance efforts. These expenses were offset in part by approximately $200,000 of net expense savings obtained through the purchase of our headquarters facility in Boulder, Colorado, which occurred at the beginning of the fourth quarter of 2004. Legal expenses increased in 2004 as a result of settlement of the SMTC lawsuit of approximately $2.1 million. Bad debt expense recoveries in 2004 were $289,000 vs. $3.1 million in 2003. In 2004 and 2003, we were able to recover substantially all of the delinquent receivables and part of the accounts receivable related to bankruptcy of our customers. Intangible asset amortization increased by 1.0 million over 2003 due to our acquisition of Paragon Networks International in November, 2003. In addition, in 2004, the Company made changes to its restructuring accrual due to changes in estimates with respect to subleases, resulting in a charge of $218,000 .

Other Income and Expense, Net

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2005	2004	2003	2005	2004
Other income and expense, net	$3,292	$2,787	$353	$505	$2,434
% of Net Revenues	4%	3%	1%	18%	689%
Income tax expense (benefit)	$(4)	$(12)	$(89)	$8	$77
% of Net Revenues	—%	—%	—%	66%	87%

Interest and other income, net for 2005 increased to $3.3 million from $2.8 million for 2004. The increase was primarily attributable to a favorable trend in short-term interest rates over 2004.

Interest and other income, net for 2004 increased relative to 2003 due to $1.1 million of interest earned on increased cash and cash equivalent balances from our public stock offering that we completed in February 2004. We also were released from an accrued liability as part of a bankruptcy settlement agreement that resulted in a net gain of $1.0 million. In addition, we recognized a gain of $143,000 related to the sale of certain assets.

Since the second quarter of 2002, based on our history of taxable net losses and analyses of projected of net taxable income for future operating periods, we have determined that the realization of our net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not reasonably assured. Accordingly, we have recorded valuation allowances for all years presented to fully reserve our reported net deferred tax assets. Our net operating loss carryforwards may be used to offset up to approximately $49.5 million of future taxable income for federal tax purposes. The December 31, 2005 valuation allowance includes reserves for components relating to the Paragon acquisition, stock option compensation and net operating loss carryforwards. As these net operating loss carryforwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized against goodwill for the portion related to the acquisition, against additional paid in capital for the portion relating to stock options and in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

In 2005, we continued to maintain a strong liquidity position. As of December 31, 2005, our primary source of liquidity was cash and cash equivalents, and short-term investments in marketable securities. At December 31, 2005, we had cash and cash equivalents and short-term investments of marketable securities of $108.4 million compared to $108.7 million as of December 31, 2004. In February of 2004, we completed a stock offering, which generated additional cash of approximately $78.4 million.

Cash Flows

The following table summarizes our cash flows by activity and cash on hand as of December 31:

	2005	2004
Net cash from (used in) operating activities of continuing operations	$6,278	$(59)
Net cash from (used in) investing activities of continuing operations	6,477	(44,885)
Net cash from (used in) financing activities of continuing operations	(4,229)	81,590

Net increase in cash and cash equivalents	8,526	36,646
Cash and cash equivalents at beginning of period	46,753	10,107

Cash and cash equivalents at end of period	$55,279	$46,753

Operating Activities

Changes in Operating Assets and Liabilities

Cash provided by operations was $6.2 million for the year ended December 31, 2005 contrasted to $59,000 used by operations in 2004. Cash provided by operations for the year ended December 31, 2005, was primarily due to our net loss of $6.6 million adjusted for depreciation and amortization expense of $4.0 million, decreases in inventory of $7.5 million and decreases in accounts receivable and prepaid expenses of approximately $3.0 million, offset by decreases in accounts payable of $2.3 million.

For the year ended December 31, 2004, our cash used by operations resulted from a net loss of $1.8 million adjusted for depreciation and amortization expense of $4.5 million, bad debt recoveries of $289,000, increases in inventory of $6.7 million and accounts payable increases of $1.8 million, offset by decreases in accounts receivable of $6.6 million.

Cash provided by investing activities for the year ended December 31, 2005 was $6.5 million compared to a use of cash of $44.9 million for the year ended December 31, 2004. For the year ended December 31, 2005, we had net sales of $8.2 million of marketable securities compared to net purchases of $35.6 million for the year ended December 31, 2004. Our capital expenditures for the year ended December 31, 2005 for equipment to support research, development and manufacturing activities were $1.7 million compared to $2.2 million for the year ended December 31, 2004. During 2004, we purchased our facility located at 5395 Pearl Parkway for approximately $7.1 million. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2006 are not expected to exceed those of 2005.

Net cash from financing activities used $4.2 million for the year ended December 31, 2005, primarily due to the purchase of 1.0 million of our common stock in the open market under our share repurchase program for $4.8 million. We did not purchase any of our shares in 2004. This use of cash in 2005 was offset by cash receipts of $602,000 from the exercise of options for the year ended December 31, 2005. Net cash from financing activities provided $81.6 million for the year ended December 31, 2004, which was the result of cash received from our stock offering of $78.4 million and $3.2 million received from the exercise of options.

Our net inventory levels decreased approximately $7.5 million to $24.5 million at December 31, 2005 from $32.0 million at December 31, 2004. The decrease was primarily the result of changes in our procurement practices.

As of December 31, 2005, our cash requirements for the next 12-months are primarily expected to fund operations, including our investments in research and development, sales and marketing, and matters related to regulatory and other legal proceedings.

Contractual Cash Obligations

Contractual cash obligations (a)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases	$1,145	$531	$614	$—	$—
Purchase Obligations	7,310	7,310	—

Total contractual cash obligations	$8,455	$7,841	$614	$—	$—

(a)	Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying consolidated financial statements.

We lease office space under various noncancellable-operating leases that expire through 2008. We record rent expense under noncancellable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent concessions.

The Company has placed non-cancelable purchase orders for $7.31 million of inventory from certain of its vendors for delivery in 2006. Purchase orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

Rent expense for the years ended December 31, 2005, 2004, and 2003 totaled $0.6 million, $1.7 million, and $1.6 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating leases discussed above.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on an ongoing basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to revenue and product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying value of assets and liabilities and other items that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes that prove different from those upon which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. See Note 1 to Consolidated Financial Statements for discussion of our accounting policies. We believe the following critical accounting policies have the most significant impact on the estimates and judgments used when preparing our consolidated financial statements.

Revenue Recognition and Product Returns.

Our products are generally sold as part of a contract or distribution agreement. The terms of the contract or distribution agreement, together with binding purchase orders or other binding documentation taken as a whole, determine the appropriate revenue recognition method.

We recognize revenue, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”, which amended and was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101) Statement of Financial Accounting Standard No. 48, “Revenue Recognition When Right of Return Exists”, applicable portions of SAB Topic 13, “Revenue Recognition” and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. Under these guidelines, we recognize revenue from transactions where persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided, the price is fixed and determinable, payment is not contingent on performance of installation or service obligations, and collectibility is reasonably assured. For our products, delivery is considered to occur upon shipment or delivery as defined in our shipping terms, provided that risk of loss, and if necessary title, has transferred to the customer. For arrangements that include customer acceptance terms, revenue is recognized upon the customer’s acceptance of the product or service, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Our products include both hardware and embedded software. To date, the software embedded in our products has not been considered more than incidental to the product and does not represent a separate unit of accounting as defined in the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2). We continue to closely review our contracts and distribution agreements to ensure application of the appropriate revenue recognition method.

For contracts or agreements involving delivery of more than one element of product or service, we apply the FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Each deliverable is evaluated to determine whether it is a separate unit of accounting. A separate unit of accounting exists where the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value for any undelivered items, and in cases where the contract or agreement provides a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and is substantially under our control. Provided fair value exists for all units of accounting, revenue is allocated to each element based on relative fair values. If fair value exists only for the undelivered elements but not the delivered elements, revenue is allocated to the delivered elements by subtracting the fair value of the undelivered elements from the total amount due from the customer. Revenue for each element, or unit of accounting, is recognized under the applicable revenue recognition guidance. We determine fair value for individual elements on either the stand-alone selling prices for these elements when sold separately, or on prices of similar, substantially interchangeable elements sold to similar customers. Accordingly, we believe that selling prices are appropriate indicators of fair value.

The Company makes certain sales through multiple distribution channels, primarily resellers or distributors. We assess reasonable assurance of collectibility based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that reasonable assurance of collectibility is not met, or if payment is contingent upon resale of the Company’s products, and reliable reporting from our resellers or distributors exists, revenue is recognized when the reseller or distributor sells the product to their customer (“sell through”). If reliable reporting from the reseller or distributor is not available, we defer revenue recognition until cash is received.

Certain customers have the contractual right to return a limited amount of products during a limited post sale period after shipment as part of a “stock rotation”. Generally, under our stock rotation program, three times per year, eligible customers may return on average up to 15% of unsold inventories purchased within the prior four month period, in exchange for an equivalent dollar value of new products. We also provide “price protection” to certain customers. Under our price protection program, generally if we reduce our prices, eligible customers are entitled to receive a credit for the difference between the price paid and the new, lower price for on-hand inventory purchased within the 60 days prior to the effective date of the price decrease. We apply the guidance of Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, and the guidance in applicable portions of SAB Topic 13 “Revenue Recognition” and reduce our revenue by the amount of estimated returns due to stock rotation based upon historical experience. In the event we reduce prices and the price reduction results in amounts due to eligible customers, we record the amounts due by reducing revenues with a record a corresponding liability.

Revenue from installation and training services is deferred and recognized over the period the services are performed. Revenue from maintenance services is deferred and recognized on a straight-line basis over the terms of the maintenance agreements.

Channel Partner Programs and Incentives

We record estimated reductions to revenues for channel partner programs and incentives including price protection agreements, stock rotation agreements and other promotional programs. We estimate these reductions based upon historical experience for the same or similar products sold to the same or similar customers. If future returns exceed estimates, revenue would be further reduced. In the event market conditions were to decline or competition to increase further, we may take future actions to increase channel partner programs or incentive offerings, which could result in an incremental reduction of revenues at the time we offer these programs.

Excess and Obsolete Inventory

We regularly review inventory quantities on hand and record write downs for estimated excess, obsolete or otherwise unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future product life cycles, product demand and market conditions. If actual product demand and market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When determining if collection of payment is reasonably assured, we consider results of our ongoing evaluations of our customers’ credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms, and we adjust the customer account status based upon these factors. If we have no previous experience with the customer, we obtain reports from various credit reporting organizations, and may request financial statements and other documents (e.g. bank statements) from the customer to ensure the customer can make required payments. If these factors do not indicate collection is reasonably assured, we may not sell to the customer or we defer revenue until collection becomes reasonably assured.

We continuously monitor collections and payments from our customers and reserve for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have usually been within our expectations and the provisions established, we did recover a significant portion of aged receivables that we had previously reserved amounting to approximately $0.3 million and $3.1 million in 2004 and 2003, respectively. Delinquent account balances are written-off after we have determined that the likelihood of collection is not probable. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our sales are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivable and, accordingly, on our future operating results.

Investments in Marketable Securities

Our short-term investments in marketable securities are comprised of U.S. Treasury, government or agency obligations, state and municipal obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. All of our investments are held in our name at two major U.S. financial institutions. At December 31, 2005 and 2004, all of our investments were classified as available-for-sale and are reported at fair value based on quoted market prices at the end of each reporting period. Unrealized gains or losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have experienced a decline in value that is other than temporary, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

Fair Value of Assets Acquired and Liabilities Assumed in a Purchase Business Combination

Purchase business combinations require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in a business combination. These estimates of fair value are based on our business plans for the entity acquired, including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations for which no future benefit will be received (e.g. unoccupied lease space that we intend to sublease). For all material acquisitions the allocation period as defined in Financial Accounting Standard No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has expired. If actual costs differ from our estimates these changes will be recognized in our consolidated statements of operations as incurred. As more fully described in Note 8, “Income Taxes”, we established a valuation allowance for certain deferred tax assets associated with our acquisition of Paragon. To the extent we determine this valuation allowance is no longer necessary, the adjustment amount will be recognized as an adjustment to goodwill.

Goodwill and Purchased Intangible Assets

We assess goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Some factors that we consider important which may indicate impairment and trigger an impairment review include:

•	significant underperformance relative to future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

If we determine that the carrying value of goodwill or other identified intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risks inherent in our current business model.

In the third quarter of 2005, 2004 and 2003 we completed our annual impairment tests. Our assessments of goodwill impairment were conducted by estimating and comparing the fair value of our reporting unit, as defined in FAS 142, to the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired during 2005, 2004 or 2003. We plan to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

Deferred Income Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and/or liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. To the extent that we believe a valuation allowance is required, we must include and expense the tax effect of the allowance within the tax provision in our consolidated statement of operations. As of December 31, 2005 and 2004, we have $29.0 million and $26.2 million in net deferred tax assets, respectively. In order to fully utilize all or any portion of these deferred tax assets, we need to generate sufficient amounts of future U.S. taxable income. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carryforwards, tax credit carryforwards and other deferred tax assets is not sufficiently assured, and have recorded a valuation allowance for the full amount of our deferred tax assets, reducing the carrying amount of net deferred tax assets to zero as of December 31, 2005 and 2004.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized based on our actual historical product failure rates and repair costs. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. We offer warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Our warranty obligation is affected by estimated product failure rates, material usage and delivery costs incurred in correcting a product failure. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. Should actual product failure rates, the costs of repair or service delivery costs differ from our estimates, revision of the estimated product warranty will be required and could have a material adverse impact on our operating results.

Loss Contingencies

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

Employee Stock Options

In accordance with Statement of Financial Accounting Standard No. 123 (SFAS 123) “Accounting for Stock Based Compensation” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, we account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, (APB 25) “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, and interpretation of APB Opinion No. 25”, and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

SFAS No. 123 permits companies to continue to account for stock options issued to employees under APB 25. We currently account for our stock-based compensation plans under the “intrinsic value” recognition and measurement principles of APB 25 and provide the pro-forma disclosures required by SFAS 123 presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. We use the Black-Scholes option valuation model to estimate the option’s fair value. The option valuation model requires a number of assumptions, of which the most significant are future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Volatility is calculated based upon stock price movements over the most recent period equal to the expected option life. The expected option life is based on actual exercise activity from previous option grants. Under APB 25, changes in the option value subsequent to the date of grant are not recognized.

Beginning January 1, 2006, we will adopt the guidance included in Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (revised). See additional discussion in Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of December 31, 2005, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities portfolio. The investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investments portfolio are subject to changes in fair market value in response to changes in interest rates. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $108.4 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Carrier Access Corporation

We have audited the accompanying consolidated balance sheet of Carrier Access Corporation and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carrier Access Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Denver, Colorado

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Carrier Access Corporation:

We have audited the accompanying consolidated balance sheet of Carrier Access Corporation and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrier Access Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boulder, Colorado

March 21, 2005, except as to Note 12, which is as of August 1, 2005

CARRIER ACCESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$55,279	$46,753
Investments in marketable securities	53,165	61,930
Accounts receivable, net of allowance for doubtful accounts of $860 and $359 in 2005 and 2004, respectively	10,922	11,949
Income tax receivable	56	161
Deferred income taxes	239	363
Inventory, net	24,506	32,009
Prepaid expenses and other	2,720	4,513

Total current assets	146,887	157,678
Property and equipment, net of accumulated depreciation and amortization of $ 19,242 and $18,585 in 2005 and 2004, respectively	11,002	12,239
Goodwill	7,588	7,588
Intangible assets, net of accumulated amortization of $2,638 and $1,580 in 2005 and 2004, respectively	5,268	6,412
Other assets	—	218

Total Assets	$170,745	$184,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,516	$11,246
Accrued compensation payable	3,422	2,917
Accrued expenses and other liabilities	1,021	1,116
Deferred revenue	422	352

Total current liabilities	13,381	15,631

Deferred income taxes	239	363

Total Liabilities	13,620	15,994

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at December 31, 2005 and 2004
Common stock, $0.001 par value, 60,000 shares authorized, 33,783 shares issued and outstanding at December 31, 2005, and 34,479 shares issued and outstanding at December 31, 2004	34	34
Additional paid-in capital	183,995	188,147
Accumulated deficit	(26,542)	(19,910)
Accumulated other comprehensive income (loss)	(362)	(130)

Total Stockholders’ Equity	157,125	168,141

Commitments and contingencies (Note 12)
Total Liabilities and Stockholders’ Equity	$170,745	$184,135

The accompanying notes are an integral part of these consolidated financial statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenue, net of allowances for sales returns	$75,628	$95,493	$62,472
Cost of Sales	44,911	55,381	36,086

Gross profit	30,717	40,112	26,386

Operating Expenses
Research and development	17,011	18,194	11,001
Sales and marketing	12,076	15,963	11,776
General and administrative	9,830	9,336	5,362
Bad debt expense (recoveries)	47	(289)	(3,085)
Restructuring charges	452	218	—
Intangible asset amortization	1,229	1,268	262

Total operating expenses	40,645	44,690	25,316

Income (loss) from operations	(9,928)	(4,578)	1,070
Interest income	3,292	1,652	353
Other income, net	—	1,135	—

Income (loss) before income taxes	(6,636)	(1,791)	1,423
Income taxes (benefit)	(4)	(12)	(89)

Net income (loss)	$(6,632)	$(1,779)	$1,512

Income (loss) per share
Basic	$(0.19)	$(0.05)	$0.06
Diluted	$(0.19)	$(0.05)	$0.06
Weighted average common shares
Basic	34,607	32,546	24,815
Diluted	34,607	32,546	26,545

The accompanying notes are an integral part of these consolidated financial statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

	Common Stock		Additional Paid-In	Deferred Stock	Retained Earnings (Accumulated)	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income (loss)	Equity
BALANCES AT January 1, 2003	24,771	$25	$85,785	$(65)	$(19,643)	$12	$66,114
Exercise of stock options	482	1	1,600	—	—	—	1,601
Shares issued in connection with acquisition	1,335	1	19,162	—	—	—	19,163
Amortization of deferred stock compensation	—	—	—	53	—	—	53
Stock options issued for services	—	—	24	—	—	—	24
Comprehensive Income:
Net change in unrealized gain (loss) on investments, net of tax (loss) on investments, net of tax	—	—	—	—	—	(19)	(19)
Net income	—	—	—	—	1,512	—	1,512

Total comprehensive income							1,493

BALANCES AT December 31, 2003	26,588	27	106,571	(12)	(18,131)	(7)	88,448
Exercise of stock options	1,066	—	3,211	—	—	—	3,211
Sale of common stock in public offering, net of offering costs of $5,228	6,825	7	78,372	—	—	—	78,379
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of stock options	—	—	(7)	7	—	—	—
Comprehensive Income:
Net change in unrealized gain on investments, net of tax	—	—	—	—	—	(123)	(123)
Net loss	—	—	—	—	(1,779)	—	(1,779)

Total comprehensive loss							(1,902)

BALANCES AT December 31, 2004	34,479	34	188,147	—	(19,910)	(130)	168,141
Exercise of stock options	304	—	679				679
Repurchases and retirement of common stock	(1,000)	—	(4,831)				(4,831)
Comprehensive Income:
Net change in unrealized gain on investments, net of tax						(232)	(232)
Net loss					(6,632)		(6,632)

Total comprehensive loss							(6,864)

BALANCES AT December 31, 2005	33,783	$34	$183,995	$—	$(26,542)	$(362)	$157,125

The accompanying notes are an integral part of these consolidated financial statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(6,632)	$(1,779)	$1,512
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,968	4,547	4,062
Provisions for (recoveries of) doubtful accounts	47	(289)	(3,085)
Provisions for inventory obsolescence	2,483	1,152	1,112
Stock-based compensation	77	5	77
(Gain) loss on sale or disposal of assets	106	(143)	—
Changes in operating assets and liabilities:
Accounts receivable	1,060	6,589	(4,681)
Income tax receivable	105	(78)	6,906
Inventory	4,913	(7,888)	1,500
Prepaid expenses and other	1,928	228	(3,370)
Accounts payable	(2,334)	(1,772)	5,540
Accrued compensation payable	505	(672)	777
Accrued restructuring	(18)	(276)	(1,050)
Other liabilities	70	317	338

Net cash provided (used) by operating activities	6,278	(59)	9,638

Cash flows from investing activities
Purchase of equipment and real property	(1,744)	(9,285)	(770)
Proceeds from the sale of property	—	368	—
Purchase of marketable securities	(47,179)	(95,758)	(25,717)
Sales of marketable securities available for sale	55,400	60,140	10,091
Net cash acquired (paid) in the purchase of Paragon	—	(350)	364

Net cash provided by (used in) investing activities	6,477	(44,885)	(16,032)

Cash flows from financing activities
Proceeds from exercise of stock options	602	3,211	1,601
Proceeds from stock offering	—	83,606	—
Stock issuance costs	—	(5,227)	—
Repurchases of company common shares	(4,831)	—	—

Net cash provided by (used in) financing activities	(4,229)	81,590	1,601

Net increase (decrease) in cash and cash equivalents	8,526	36,646	(4,793)
Cash and cash equivalents at beginning of year	46,753	10,107	14,900

Cash and cash equivalents at end of year	$55,279	$46,753	$10,107

Supplemental disclosure of cash flow information and investing and financing activities
Common stock issued for acquisition	$—	$—	$19,163

Cash paid (received) for income taxes	$14	$50	$(6,995)

The accompanying notes are an integral part of these consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise stated)

1. Nature of Business and Summary of Significant Accounting Policies

Business Operations

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

Principles of Accounting and Consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Estimates are used when accounting and reporting certain amounts, including revenue recognition, allowances for uncollectible accounts receivable, inventory obsolescence, asset fair value, product warranty, depreciation, amortization, impairments, stock based compensation, income tax valuation allowance and contingencies. Actual results could differ from those estimates.

Cash, Cash Equivalents

Cash and cash equivalents include cash balances with banks and all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase.

Investments

The Company’s investments include U.S., state and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operating needs. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of December 31, 2005 and 2004, all of the Company’s investments were marketable securities classified as available for sale and are reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net.

Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The decision to extend credit to a customer is a judgment we make on whether we can reasonably expect to collect from our customers, including such factors as customer credit-worthiness, past history with the customer, current customer industry trends and changes in customer payment terms. We make these assessments before we extend credit and at regular intervals thereafter. If these factors do not indicate reasonable assurance of collection, revenue, if any is deferred until collection does become reasonably assured, which is generally when the cash is received. The Company establishes and maintains a provision for uncollectible accounts receivable based on management’s review of the aging of the receivable balances, our ongoing assessments of our customers’ current ability to pay, and current industry and market conditions for our customers. Delinquent customer accounts are written-off after management has determined the likelihood of collection is not probable.

Other Receivables

Certain of the Company’s products are manufactured by other unrelated companies under contractual manufacturing arrangements. We procure and sell some of the components used in the manufacture of our products to these companies. Other receivables included in “prepaid expenses and other” in the accompanying consolidated balance sheets of $1.1 million and $2.2 million at December 31, 2005 and 2004, respectively, consisted primarily of amounts due from the sale of these components.

Fair Value of Financial Instruments

Reported values of cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of short-term and long-term investments are based on quoted market prices for the same or similar instruments.

Inventories

Inventories are reported at the lower of cost or market. Cost is based on standard costs that approximate average purchase costs. Market is determined based on net realizable value. The cost of finished goods and work-in-process includes material, labor, certain warehousing and other allocable manufacturing overhead costs. The Company establishes reserves on inventories when judgments about future demand and market conditions indicate net realizable value is less than cost, or when the related technology is considered obsolete or if the inventory cannot be used in the manufacture of other products.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to twenty-five years, or the lease term for leasehold improvements. Depreciation expense was $2.1 million, $2.7 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Repairs and maintenance costs are expensed as incurred.

Capitalized Software

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes purchased internal-use software within property and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, which is generally 3 years. Software amortization expense was $0.6 million , $0.5 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not have any indefinite-lived intangible assets, other than goodwill. Other intangible assets consist of acquired customer-related intangibles and developed product technology. Customer-related intangibles and developed product technology intangibles are amortized over their estimated useful lives of 7 and 5 years, respectively.

The Company has one reporting unit and therefore annual impairment tests for goodwill are performed at the consolidated level. Goodwill is reviewed no less than annually for impairment, or whenever events occur or circumstances change that would indicate it is more likely than not an impairment has occurred. Circumstances that could trigger an impairment test include a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, a change in reportable segments and results of testing for recoverability of a significant asset group within a reporting unit, among others. The assessment of goodwill impairment is a two step process. First, the fair value of the reporting unit is estimated. This estimate of fair value is based on the best available information as of the assessment date, and may be determined on the basis of analyses of the market capitalization of the Company, comparable company market valuations, and expected future cash flows. Expectations about future cash flows can be affected by changes in industry or market conditions, and the rate and extent of that anticipated synergies or cost savings are realized with newly acquired businesses. If the estimate of fair value of the reporting unit is less than the carrying amount, then a second step is performed to determine the amount of impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined through allocation of the reporting unit’s fair value to all of its assets and liabilities other than goodwill, including any unrecognized intangible assets, in a manner similar to a purchase price allocation. The resulting implied fair value of goodwill is compared to the carrying amount of goodwill and an impairment charge is recorded for the difference if the implied goodwill is less.

Intangible assets with definite useful lives are amortized over such useful lives, which range from five to seven years, and are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist. There were no impairments recorded in the fiscal years ended December 31, 2005, 2004 and 2003.

Accounting for Impairment of Long Lived Assets

The Company assesses the need to record impairment losses on long-lived assets with finite lives when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment losses are recognized when the future estimated undiscounted cash flows expected from the use of the asset are less than the asset’s carrying value, with the amount of loss measured at fair value based upon discounted estimated cash flows. An asset that is classified as held-for-sale is recorded at the lower of its carrying amount or fair value less cost to sell.

There were no impairments of long-lived assets during the fiscal years ended December 31, 2005, 2004 and 2003.

Revenue Recognition

The Company’s products are generally sold as part of a contract or distribution agreement. The terms of the contract or distribution agreement, together with binding purchase orders or other binding documentation taken as a whole, determine the appropriate revenue recognition method.

The Company recognizes revenue according to SEC Staff Accounting Bulletin 104 “Revenue Recognition” (SAB 104), which amended and was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101), Statement of Financial Accounting Standard No. 48, “Revenue Recognition When Right of Return Exists”, applicable portions of SAB Topic 13, “Revenue Recognition”, and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. Under these guidelines, the Company recognizes revenue from transactions where persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided, the price is fixed and determinable, payment is not contingent on performance of installation or service obligations, and collectibility is reasonably assured. For our products, delivery is considered to occur upon shipment or delivery as defined in our shipping terms, provided that risk of loss, and if necessary title, has transferred to the customer. For arrangements that include customer acceptance terms, revenue is recognized upon the customer’s acceptance of the product or service, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. The Company’s products include both hardware and embedded software. To date, the software embedded in our products has not been considered more than incidental to the product and does not represent a separate unit of accounting as defined in the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2). The Company continues to closely review its contracts and distribution agreements to ensure application of the appropriate revenue recognition method.

For contracts or agreements involving delivery of more than one element of product or service, the Company applies the guidelines in FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Each deliverable is evaluated to determine whether it is a separate unit of accounting. A separate unit of accounting exists where the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value for any undelivered items, and in cases where the contract or agreement provides a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and is substantially under the Company’s control. Provided fair value exists for all units of accounting, revenue is allocated to each element based on relative fair values. If fair value exists only for the undelivered elements but not the delivered elements, revenue is allocated to the delivered elements by subtracting the fair value of the undelivered elements from the total amount due from the customer. Revenue for each element, or unit of accounting, is recognized under the applicable revenue recognition guidance. Fair value for individual elements is determined based on either the stand-alone selling prices for these elements when sold separately, or on prices of similar, substantially interchangeable elements sold to similar customers. Accordingly, the Company considers that selling prices are appropriate indicators of fair value.

The Company makes certain sales through multiple distribution channels, primarily resellers or distributors. Reasonable assurance of collectibility is assessed based on a number of factors, including past transaction history and the creditworthiness of the customer. If reasonable assurance of collectibility is not met, or if payment is contingent upon resale of the Company’s products, and reliable reporting from our resellers or distributors exists, revenue is recognized when the reseller or distributor sells the product to their customer (“sell through”). If reliable reporting from the reseller or distributor is not available, revenue recognition is deferred until cash is received.

Certain customers have the contractual right to return a limited amount of products during a limited post sale period after shipment as part of a “stock rotation”. Generally, under the Company’s stock rotation program, three times per year, eligible customers may return on average 15% of unsold inventories purchased within the prior four-month period, in exchange for an equivalent dollar value of new products. The Company also provides “price protection” to certain customers. Under the price protection program, generally if the Company reduces prices, eligible customers are entitled to receive a credit for the difference between the price paid and the new, lower price for on-hand inventory purchased within the 60 days prior to the effective date of the price decrease. The Company applies the guidance of Statement in Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, and the guidance in applicable portions of SAB Topic 13 “Revenue Recognition” and reduces revenue by the amount of estimated returns due to stock rotation based upon historical experience. In the event the Company reduces prices and the price reduction results in amounts due to eligible customers, we record the amounts due by reducing revenues and record a corresponding liability.

Revenue from installation and training services is deferred and recognized over the period the services are performed. Revenue from maintenance services is deferred and recognized on a straight-line basis over the terms of the maintenance agreements.

During January and February of 2001, the Company provided approximately $1.3 million of sales credits to its customer WinStar for products that WinStar had purchased, paid for, and returned through stock rotation. In April of 2001, WinStar voluntarily filed for Chapter 7 federal bankruptcy. On December 1, 2004, under the terms of the settlement agreement, the Company was required by the Bankruptcy Court order to pay the Chapter 7 Trustee for WinStar $135,000 and received an unconditional release of all claims, actions, liabilities, and debts. In accordance with guidance provided by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because the Company was “judicially” released by the Bankruptcy Court, the liability was derecognized. The Company recorded the resulting $1.0 million gain as “other income”.

Advertising Costs

The Company engages in a number of marketing activities, including advertising in selected trade publications, industry trade shows and co-operative advertising with several of its distributors and OEM partners. All advertising costs are expensed as incurred. The costs for co-operative advertising are accrued and expensed as the related revenues are recognized.

Research and Development Expenditures

We expend significant resources on product development, including software that is embedded in our products. Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Leased, Sold or Otherwise Marketed” specifies the accounting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and expensed as incurred. To date, the period between the time that technological feasibility occurs and the general availability of the software embedded in our products has been short, and software development costs incurred after technological feasibility that would otherwise qualify for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs. All other research and development costs are charged to operations as incurred. The Company’s research and development expense includes direct labor, benefits, material and facilities costs, depreciation and other allocable indirect overhead costs.

We have entered into funded software development arrangements where we perform software development to enable the embedded software in certain of our products to integrate seamlessly within our customer product offerings. These arrangements are accounted for following the guidelines of Statement of Financial Accounting Standard No. 68, “Research and Development Arrangements”. Funds are earned as we attain contractual milestones and credited against related research and development expense. Total amounts credited against research and development expenses were $875,000, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” (FAS 109). We recognize the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year that the differences are expected to effect current taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence including historical taxable income, the expected reversal of temporary differences, and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Earnings per Share

Basic earnings per share from continuing operations is computed by dividing income or loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from continuing operations reflects the additional dilution, from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and shares of common stock subject to repurchase. The treasury stock method is used to compute the dilutive effect of options and similar instruments. Potentially dilutive shares, including shares of common stock that are subject to repurchase, are excluded from the computation of fully-diluted earnings per share from continuing operations when their effect is antidilutive. A reconciliation of net income (loss) and weighted average shares used in computing amounts for basic and diluted earnings (loss) per share from continuing operations is presented below.

	2005	2004	2003
Basic earnings per share computation
Net income (loss)	$(6,632)	$(1,779)	$1,512

Weighted average shares outstanding — basic	34,607	32,546	24,815

Basic earnings (loss) per share	$(0.19)	$(0.05)	$0.06

Diluted earnings per share computation
Net income (loss)	$(6,632)	$(1,779)	$1,512

Weighted average shares
Average shares outstanding — basic	34,607	32,546	24,815
Net shares assumed issued through exercises of stock options	—	—	1,730

Average shares outstanding — diluted	34,607	32,546	26,545

Diluted earnings per share	$(0.19)	$(0.05)	$0.06

As a result of the Company’s net losses for the years ended December 31, 2005 and 2004, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 1,506,482 for 2005, and 655,244 for 2004.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standard No. 123 (SFAS 123) “Accounting for Stock Based Compensation” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, the Company accounts for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, and interpretation of APB Opinion No. 25”, and related interpretations. Stock based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award, on a straight-line, pro rata basis as vesting occurs.

Consistent with the disclosure provisions of SFAS 123, the following table presents the Company’s pro forma earnings (loss) and diluted earnings (loss) per share as if the Company had used the fair value provisions of SFAS 123 for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$(6,632)	$(1,779)	$1,512

Add back: Stock-based employee compensation expense, as reported	77	5	53
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(4,639)	(4,169)	(1,259)

Net income (loss)	$(11,194)	$(5,943)	$306

Income (loss) per share — basic, as reported	$(0.19)	$(0.05)	$0.06
Income (loss) per share — diluted, as reported	$(0.19)	$(0.05)	$0.06
Income (loss) per share — basic and diluted, as adjusted	$(0.32)	$(0.18)	$0.01

The weighted average fair values of options granted during 2005, 2004, and 2003 were $3.74, $8.19, and $3.61 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 103% volatility in 2005, 110% volatility in 2004, and 111% volatility in 2003, expected life of the options of five years in 2005, 2004 and 2003, and a risk-free interest rate of 4.2% for 2005, 3.6% for 2004, and 3.1% for 2003.

Acceleration of Vesting

On December 27, 2005, the company’s Board of Directors approved acceleration of vesting for all unvested stock options, excluding options held by executive officers and directors, with an exercise price greater than $7.05. As a result, options previously awarded to current employees for the purchase of 359,335 shares of the Company’s common stock vested immediately. The accelerated options have exercise prices ranging from $7.06 to $15.40. The weighted average exercise price of these options is $10.73.

The decision to accelerate the vesting of these options, which the Board of Directors believes is in the best interest of Carrier Access shareholders and employees, was made primarily to reduce non-cash compensation expense that would have been recorded in the Company’s income statement in future periods upon the adoption of FASB Statement No. 123R, “Share-Based Payment” beginning January 1, 2006. In addition, because these options have exercise prices well in excess of current market values, the Company believes that they are not achieving their original objectives of incentive compensation and retention.

As a result of these accelerations, the Company expects to reduce the pre-tax stock option expense it would otherwise be required to record in connection with the accelerated options by approximately $1.1 million.

Beginning January 1, 2006, the Company will account for its stock-based compensation plans in accordance with Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (revised).

Warranty Costs

The Company provides for the estimated costs of product warranties at the time revenue for the products is recognized. The specific terms and conditions of the warranties vary depending on the specific product sold and the terms of the customer purchase agreements. In the case of hardware our warranties generally start from the delivery date and continue for up to five years. Software products generally are under warranty for 90 days from the date of shipment. Our warranty liability for our software is to provide “patches” and “bug” fixes that are offered as part of and covered by our standard product warranty. The Company accrues for warranty obligations based on historical experience and estimates of future warranty costs. Charges and accruals to the warranty liability, which is reported as a component of “Other accrued liabilities” in our consolidated balance sheets, during the periods presented, are as follows:

	Year Ended December 31,
	2005	2004	2003
Product warranty liability beginning balance	$634	$410	$244
Add: Current year accruals	915	1,361	995
Deduct: Current year charges	(840)	(1,137)	(829)

Product warranty liability ending balance	$709	$634	$410

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. At March 31, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments in marketable securities available for sale as of December 31, 2004 and for all prior periods. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment due date at the option of the issuer. Interest is paid at the end of each auction period. The following table summarizes the balance sheet amounts as previously reported and as reclassified (in thousands):

Year ended December 31,	Cash and Cash Equivalents	As Reported Short-term Investments	Total	Cash and Cash Equivalents	As Reclassified Short-term Investments	Total
2004	$70,928	$37,755	$108,683	$46,753	$61,930	$108,683
2003	17,207	19,335	36,542	10,107	26,435	36,542

In order to conform to the 2005 presentation, the Company also reclassified amounts previously reported for purchases of investments and proceeds from the sale of investments in our consolidated statements of cash flows for the years ended December 31, 2004 and 2003. The reclassifications had the effect of increasing previously reported cash used by investing activities, with a corresponding decrease in cash and cash equivalents, of $24,175 and $7,100 for the years ended December 31, 2004 and 2003 respectively. The reclassification had no impact on previously reported total current assets, total assets, working capital or results of operations, and does not affect previously reported cash flows from operating or financing activities.

Comprehensive	Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss), and unrealized gains or losses on certain securities, including reclassification adjustments. The Company had no other sources of comprehensive income for the years ended 2005, 2004, and 2003.

Restructuring Costs

Restructuring costs, which include employee termination benefits, contract termination costs, asset impairments and other restructuring costs are recorded at estimated fair value. The amounts for restructuring costs are estimated based upon certain key estimates, including the timing of employees leaving the company, the terms that may be negotiated to exit contractual obligations, and the realizable value of certain assets to be disposed of, among others.

The Company entered into a restructuring plan effective December, 2002 designed to improve future operating performance and position the Company for earnings growth in future periods, consistent with anticipated revenues. Included in this plan were employee termination costs, facility closures or downsizing, and disposal of excess or unused assets. In connection with the restructuring, the Company accrued $2.0 million in December, 2002. The Company paid approximately $0.47 million, $0.49 million and $1.0 million of these charges in 2005, 2004 and 2003, respectively. The Company adjusted its accrual for changes in estimates with respect to subleases of approximately $0.5 million and $0.2 million in 2005 and 2004, respectively.

At December 31, 2005, the accrued liability associated with the restructuring plan, which is reported as part of “Other accrued liabilities” in our consolidated balance sheets, consisted of the following (in thousands):

	Beginning Reserve Balance	Restructuring Charges	Payments	Ending Reserve Balance
2005	$260	$453	$(471)	$242
2004	$536	$218	$(494)	$260
2003	$1,586	—	$(1,050)	$536

2. Recently Issued Accounting Pronouncements

EITF No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”

EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. EITF No. 03-1 also includes new disclosure requirements for cost method investments and for all investments for which there is an unrealized loss. In September 2004, the FASB delayed adopting the provisions of EITF 03-1. However, the disclosure requirements remain effective and applicable disclosures have been included within these financial statements and the related notes to the financial statements. We do not expect the adoption of EITF 03-1 to have a material effect on our consolidated financial statements.

SFAS No. 151 “Inventory Costs”

Statement of Financial Accounting Standard No. 151 is an amendment to ARB No. 43, Chapter 4 that the Company will adopt beginning January 1, 2006. The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these costs be expensed currently, rather than included in overhead costs. We do not believe this standard will have a material effect on our financial results when adopted.

SFAS No. 123(R) “Share Based Payment” (Revised 2004)

Statement of Financial Accounting Standard No. 123, revised in December, 2004, (SFAS 123(R)), will be effective for our Company beginning January 1, 2006. SFAS 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires that all share-based payments to employees be recorded based on fair value on the date of grant, and expensed over the expected service period. While we currently use the Black Scholes method to calculate pro forma compensation expense, this standard will also allow a binomial method and we are currently evaluating the alternatives. The Company has chosen the modified prospective method of adoption. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow.

Currently we generally do not record compensation expense for employee stock options and present pro forma share-based compensation expense related to our stock options in the notes to our financial statements. Although the Company is currently evaluating the impact of applying the various provisions of SFAS 123(R), the Company expects the adoption of this standard will have a material effect on the Company’s results of operations. We do not expect material effects on our consolidated financial position or cash flows.

SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”

Statement of Financial Accounting Standard No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154) will be effective for our Company January 1, 2006. This Statement changes the accounting and reporting of voluntary changes in accounting principles, or the adoption of new principles that do not specify transition rules. Generally, SFAS 154 requires changes in accounting principles be reported by applying the principles to previously issued financial statements as if the principles had always been used. SFAS 154 also requires changes in depreciation, amortization or depletion methods be accounted for in the period the change occurs and in future periods if the change affects both. SFAS 154 carries forward the previously existing guidance of APB Opinion No. 20 for reporting changes in accounting estimates and correction of an error in a previously issued financial statement. This Statement is not expected to have a material impact on the Company’s financial statements.

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale at December 31, 2005 as follows (in thousands):

Balances as of December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$28,489	$—	$(294)	$28,195
State and local governments	3,000	—	—	3,000
Corporate debt securities	22,043	—	(73)	21,970

Total Investments	$53,532	$—	$(367)	$53,165

There were no unrealized gains on investments in marketable securities, and gross unrealized losses on our investments in marketable securities as of December 31, 2004 were not significant.

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Balances as of December 31, 2005	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$10,417	$(76)	$17,778	$(218)	$28,195	$(294)
State and local governments	—	—	—	—	—	—
Corporate debt securities	15,768	(71)	1,202	(2)	16,970	(73)

Total Investments	$26,185	$(147)	$18,980	$(220)	$45,165	$(367)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of December 31, 2005 and 2004, all of the Company’s investments were marketable securities classified as short term, available for sale securities, and are reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During 2005, 2004 and 2003, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on US Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2005.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $1 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The Company is in compliance with its investment policy at December 31, 2005.

4. Business Combinations

On November 25, 2003 the Company acquired 100% of the outstanding shares, stock options and warrants of Paragon Networks International, Inc (“Paragon”) for total consideration of $20.596 million. We accounted for the transaction using the purchase method of accounting. The results of Paragon’s operations have been included in our consolidated financial statements since November 25, 2003.

The aggregate purchase price of $20.596 million, included $411,000 in cash and 1,334,521 shares of Carrier Access common stock, valued using the average closing price as of November 25, 2003, including the two days before and after that date, and other direct acquisition costs as follows (in thousands):

Cash	$411
Carrier Access stock issued to seller	19,163
Estimated acquisition related costs	1,022

Total Consideration	$20,596

In addition, the Company paid approximately $1.0 million to the employees of Paragon. Of this, approximately $670,000 was capitalized as part of the acquisition cost, as it required no future performance, while approximately $330,000 related to retention bonuses, which were expensed in 2003 as the service obligations were completed. The Company also incurred approximately $350,000 of direct acquisition costs that were paid in 2004.

The following table summarizes the Company’s initial estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The price paid was greater than the net assets and liabilities due to the expected increase in future revenues and cash flows arising from the Paragon products and customer base.

As of November 25, 2003
Current assets	$7,296
Property and equipment	572
Other assets	42
Intangible assets	7,800
Goodwill	6,748

Total assets acquired	22,458
Current liabilities	(1,862)

Net assets acquired	$20,596

In connection with the acquisition, the Company acquired approximately $6.9 million of net deferred tax assets, comprised of deferred tax assets related primarily to net operating loss and tax credit carryforwards and deferred tax liabilities related to the intangible assets acquired, which have been fully reduced by a valuation allowance.

In the fourth quarter of 2004, the Company finalized its purchase price accounting related to the Paragon acquisition, and the Company recorded an $840,000 liability with a corresponding adjustment to goodwill related to a preacquisition tax contingency. As discussed in Note 12, future adjustments to this contingent liability, if any, will be recorded in our consolidated statement of operations in the period that an adjustment is considered necessary.

Of the $7.8 million of acquired intangible assets, $5.1 million was assigned to customer relationships, $2.5 million to developed product technology and $0.2 million to customer backlog. All of these intangible assets were determined to have definite lives and are amortized over their estimated useful lives, which are customer relationships 7 years, developed product technology 5 years and the customer backlog 3 months.

The estimated fair values for the acquired customer relationships, developed product technology and customer backlog intangibles were determined primarily based on the discounted value of projected cash flows. The weighted average cost of capital used to discount projected cash flows associated with customer relationships, developed product technology and the customer backlog was within a Range of 20% to 27%. The projected cash flows were derived using management’s best estimates of future revenues and profit margins associated with each intangible, reduced by estimated returns on contributory assets required to generate the cash flows from these assets, and adjusted for anticipated tax effects associated with amortization of these assets. The fair value of goodwill was determined using the residual method.

The following unaudited pro forma financial statements have been prepared to give effect to the acquisition of Paragon Networks International, Inc. These pro forma condensed combined consolidated financial statements were prepared as if the acquisition had been completed as of January 1, 2002 and as of January 1, 2003 for purposes of the statement of operations.

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Twelve Months Ended December 31, 2003
Net revenue	$76,283
Cost of goods sold	43,084
Gross profit	33,199

Net income (loss)	$(81)

Income (loss) per share
Basic	$.00

Diluted	$.00

Weighted average common shares outstanding
Basic	26,150

Diluted	27,880

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

5. Inventories

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories as of December 31 consist of the following (in thousands):

	2005	2004
Raw materials	$27,713	$31,276
Work-in-process	1	16
Finished goods	4,567	7,269
Reserve for obsolescence	(7,775)	(6,552)

	$24,506	$32,009

6. Property and Equipment, Net

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

Property and equipment, net as of December 31 consisted of the following(in thousands):

	Estimated useful life	2005	2004
Computer equipment and software	3 to 5 years	$6,945	$6,932
Real property	25 years	7,701	7,701
Equipment, furniture, fixtures and other	3 to 7 years	14,612	15,205
Leasehold improvements	Shorter of lease or 7 years	986	986

		30,244	30,824
Less accumulated depreciation and amortization		(19,242)	(18,585)

		$11,002	$12,239

7. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of December 31 (in thousands):

		2005			2004
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$5,100	$1,520	$3,580	$5,100	$790	$4,310
Developed Technology	5	2,500	1,040	1,460	2,500	540	1,960
Customer Backlog*	1/4	—	—	—	200	200	—
Trademarks and Patents	17	310	80	230	190	50	140

Total		$7,910	$2,640	$5,270	$7,990	$1,580	6,410

*	Customer backlog was fully amortized and written off in 2005.

Amortization expense was $1.2 million, $1.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated future amortization expense for intangible assets as of December 31, 2005 is follows (in thousands):

Year ending December 31,	Amount
2006	$1,230
2007	1,230
2008	1,189
2009	730
2010	670
Thereafter	218

Total	$5,267

Upon the acquisition of Paragon, we recorded $6.748 million of goodwill. The total goodwill amount was determined using the residual method under Statement of Financial Accounting Standard Nos. 141 and 142. In the fourth quarter of 2004, we finalized our purchase price accounting and recorded an additional $.84 million of goodwill related to a preacquisition tax contingency.

In the third quarters of 2005 and 2004, the Company completed its annual goodwill impairment test as required by FAS 142. Our assessment of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in FAS 142, to the reporting unit carrying value as of that date. Based on the results of this impairment test, the Company determined that its goodwill asset was not impaired during 2005, 2004 or 2003. The Company plans to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

8. Income Taxes

Income tax expense (benefit) for the years ended December 31 (in thousands) consists of the following:

U.S. Taxes	2005	2004	2003
Current	$(4)	$(46)	$(89)
Deferred	—	—	—

U.S. Income tax expense (benefit)	$(4)	$(46)	$(89)

Foreign Taxes	2005	2004	2003
Current	$—	$34	$—
Deferred	—	—	—

Foreign Income tax expense (benefit)	—	34	—

Total Income tax expense (benefit)	$(4)	$(12)	$(89)

A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2005	2004	2003
Expected income tax expense (benefit)	$(2,320)	$(627)	$498
State income taxes, net of federal taxes	(103)	(26)	40
Change in estimated effective state tax rate	4	586	—
Change in valuation allowance	2,821	2,335	298
Exercise of non-qualified stock options	(454)	(2,965)	(1,153)
Other, net	48	685	228

Actual income tax expense (benefit)	$(4)	$(12)	$(89)

The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets
Allowance for doubtful accounts and returns	$163	$94
Inventory reserves	3,138	2,547
Restructuring reserve	89	95
Compensation accruals	487	438
Goodwill	1,890	2,086
Net operating loss carryforwards	18,748	16,549
Research and experimentation credit	5,129	5,129
Property and Equipment	95	224
Other	596	609
Unearned Income	555	795

Gross deferred tax assets	30,890	28,566
Less: Valuation allowance	(28,973)	(26,152)

Total deferred income tax assets	$1,917	$2,414

Deferred tax liabilities
Property and equipment	—	—
Paragon identifiable intangibles	(1,845)	(2,296)
Other	(72)	(118)

Total deferred income tax liabilities	$(1,917)	$(2,414)

Net deferred income tax assets	$—	$—

The components of deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2005	2004
Current assets	$239	$363
Current liabilities	—	—

Net current deferred tax assets (liabilities)	$239	$363

Non-current assets	$1,678	$2,051
Non-current liabilities	(1,917)	(2,414)

Net non-current deferred tax assets (liabilities)	$(239)	$(363)

As of December 31, 2005, the Company has available tax net operating loss carry forwards and tax credit carry forwards of approximately $49.5 million and $5.1 million, respectively. The net operating loss carry forwards began to expire in 2005. The tax credit carry forwards begin to expire in 2012. A portion of the future utilization of the Company’s net operating loss carry forwards associated with the Paragon acquisition in 2003, amounting to approximately $7.9 million, is limited because the acquisition resulted in an ownership change. In 2003, a portion of prior year net operating losses were carried back and the Company received a refund of income taxes of approximately $7.0 million.

The Company has approximately $41.0 million of available net operating loss carry forwards for state tax purposes, which may be carried forward to offset future state taxable income, subject to state legislative restrictions which vary among the States.

The Company recorded valuation allowances of $28.9 million and $26.2 million as of December 31, 2005 and 2004, respectively, to fully reserve deferred tax assets as the realization criteria have not been met. In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations, except as noted herein. The valuation allowance at December 31, 2005 includes a reserve established at the time of the Paragon acquisition related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $4.4 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent, the valuation allowance related to these stock based compensation benefits is no longer considered necessary, an adjustment will be recorded directly to additional paid in capital.

9. Stock Options

Pursuant to the Company’s 1998 stock option plan (the “Plan”), a committee appointed by the Company’s Board of Directors may grant incentive and nonqualified options to employees, consultants and directors. The Plan currently authorizes the grant of options to purchase up to 9,217,014 shares of authorized common stock. On January 1, of each year, an additional 562,500 shares are made available for grant under the plan. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting 100% four years from the grant date. The following summarizes stock option activity under the Plan:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at January 1, 2003	3,589,395	$5.36
Granted	2,028,500	4.50
Exercised	(482,190)	3.32
Canceled or forfeited	(1,336,082)	5.74

Balances at December 31, 2003	3,799,623	5.03

Granted	1,254,700	10.26
Exercised	(1,065,884)	3.01
Canceled or forfeited	(1,207,280)	9.34

Balances at December 31, 2004	2,781,159	6.29

Granted	1,645,261	5.22
Exercised	(303,593)	2.00
Canceled or forfeited	(906,955)	8.80

Balances at December 31, 2005	3,215,872	$5.48

The options outstanding and currently exercisable at December 31, 2005 are as follows:

	Options Outstanding
Range of exercise prices	Number of options outstanding	Weighted-average Remaining contractual life (in years)	Weighted-average Exercise price	Options Exercisable
				Number of options exercisable	Weighted-average Exercise price

$0.58 — 0.77	595,014	1.82	$0.72	340,340	$0.71
1.12 — 4.07	206,698	1.67	2.91	187,002	2.94
4.25 — 4.25	491,773	4.88	4.25	0	0.00
4.30 — 4.62	479,500	4.61	4.51	8,437	4.43
4.72 — 5.75	323,215	4.03	5.05	42,965	5.51
5.76 — 6.88	376,316	1.73	6.49	247,190	6.50
6.95 — 10.35	471,957	3.04	9.55	471,957	9.55
10.68 — 15.22	253,899	3.17	12.91	220,774	12.98
15.40 — 15.40	7,000	3.02	15.40	7,000	15.40
$36.75 — 36.75	10,500	0.40	36.75	10,500	36.75

	3,215,872	3.19	$5.48	1,536,165	$6.86

As of December 31, 2005, 2004 and 2003, 1,536,165, 918,045 and 1,197,602 outstanding options were exercisable at an aggregate average exercise price per share of $6.86, $5.59 and $6.18, respectively. Shares available for grant under the Plan as of December 31, 2005 were 2,442,916.

On December 27, 2005, the company’s Board of Directors approved acceleration of vesting for all unvested stock options, excluding options held by executive officers and directors, with an exercise price greater than $7.05. As a result, options previously awarded to current employees for the purchase of 359,335 shares of the Company’s common stock vested immediately. The accelerated options have exercise prices ranging from $7.06 to $15.40. The weighted average exercise price of these options is $10.73.

On August 26, 2005, the Company’s Board of Directors approved a modification to the expiration date of certain vested options held by certain former employees under the 1988 Stock Incentive Plan due to an extended “blackout” period. Under the terms of the modifications, former employees were granted an additional three-month period in which to exercise vested options adjusted by the number of days prior to May 5, 2005, if any, that the employee could have exercised the options. In accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, and interpretation of APB Opinion No. 25”, the Company recognized compensation expense of approximately $77,000 for the year ended December 31, 2005 in connection with this modification.

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

10. Significant Customers, Suppliers and Concentration of Credit Risk

The Company recognized revenue from the following significant customers and end-users for the years ended December 31 (in thousands):

Company	2005	2004	2003
A	$32,106	$6,039	$59
B	5,712	6,435	6,970
C	3,668	9,578	10,549
D	622	6,253	6,925
E	375	19,028	1,109
F	367	6,698	7,665

International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 4%, 9% and 11% of our total net revenues in for 2005, 2004 and 2003, respectively.

Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely impact the Company’s future operating results.

The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers and receivables are concentrated among customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectible accounts. An allowance is recorded for estimated losses from write-offs of uncollectible accounts. Bad debt recoveries were $289,000 in 2004 and $3.1 million in 2003. In 2002, a number of our customers filed for bankruptcy and one of our distributors was experiencing financial difficulties which caused a significant amount of accounts receivables to become delinquent. In 2003, we were able to recover most of the delinquent receivables and part of the accounts receivable related to the bankruptcies.

11. Employee Benefit Plan

The Company has a defined contribution employee benefit plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code that is available to all employees who meet the 401(k) Plan’s eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. The 401(k) Plan provides for matching 50% of an employee’s pre-tax contributions, up to 6% of each participating employee’s annual salary. The Company suspended matching contributions effective January 1, 2003 and did not make any employer matching or other contributions to the 401(k) Plan during the years ended December 31, 2005, 2004, or 2003. Beginning January 1, 2006, the Company has reinstated the employer matching contribution as described above.

12. Commitments and Contingencies

Guarantees

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (FAS 5), as interpreted by FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of loss. To date, we have not encountered material costs as a result of such obligations, and have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

Officer and Director Indemnification

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the officer or director acted in good faith and in a manner the person reasonable believed to be in or not opposed to the bests interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company provides standard indemnification to our customers against combinations of loss, expense or liability arising from various trigger events related to the sale and use of our products and services.

Litigation

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

In November of 2003, the Company acquired Paragon. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition dates have been accrued and expensed. The total amount of the contingent liability as of December 31, 2005 including taxes was approximately $1.5 million. It is reasonably possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2005. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The complaints are based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koenig {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The complaints include claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment; seek compensatory damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, we moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts.

On September 12, 2005, a purported shareholder derivative lawsuit was file in Boulder County, Colorado District Court against various of our officers and directors naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et. al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against various of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig et. al. On October 24, 2005, the Company removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraphs.

Management believes that the claims in the class action and related suits are without merit. Because these lawsuits are at a very preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

Leases

The Company leases certain office, manufacturing and warehouse space under various noncancellable-operating leases that expire through 2008. As of December 31, 2005, the following future minimum lease payments are due under our current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under certain of its lease agreements to pay certain operating expenses during the term of the leases, such as maintenance, taxes and insurance. This table excludes any leases expiring or subject to cancellation within twelve months subsequent to December 31, 2005 (in thousands):

Year ending December 31:
2006	$531
2007	403
2008	211
Thereafter	—

Total	$1,145

The Company records rent expense under noncancellable operating leases, including the effect of any future rent escalations or rent holiday periods, on a straight-line basis over the term of the lease. Any difference between actual payments and recorded rent expense is report within accrued liabilities.

Rent expense for the years ended December 31, 2005, 2004, and 2003 totaled $0.6 million, $1.7 million, and $1.6 million respectively.

Unconditional Purchase Obligations

The Company has placed noncancellable purchase orders for approximately $7.31 million of inventory from certain of its vendors for delivery in 2006. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

13. Quarterly Financial Information (unaudited)

The following information summarizes selected quarterly financial information for the two years ended December 31, 2005:

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenue	$21,145	$20,862	$18,925	$14,696
Cost of sales	12,122	11,918	11,281	9,590

Gross profit	9,023	8,944	7,644	5,106
Operating expenses:
Research and development	3,817	4,138	4,257	4,799
Selling and marketing	2,921	2,623	3,208	3,324
General and administrative	2,701	3,411	2,035	1,683
Bad debts expense (recoveries)	(377)	38	58	328
Restructuring charges	(1)	84	—	369
Intangible asset amortization	308	307	307	307

Income (loss) from operations	(346)	(1,657)	(2,221)	(5,704)
Other income, net	1,006	820	772	694

Income (loss) before income taxes	660	(837)	(1,449)	(5,010)
Income taxes (benefit)	(4)	—	—	—

Net income (loss)	$664	$(837)	$(1,449)	$(5,010)

Income (loss) per share:
Basic	$0.02	$(0.02)	$(0.04)	$(0.15)
Diluted	$0.02	$(0.02)	$(0.04)	$(0.15)

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net revenue	$16,122	$21,284	$29,549	$28,538
Cost of sales	11,034	12,625	16,274	15,448

Gross profit	5,088	8,659	13,275	13,090
Operating expenses:
Research and development	4,302	5,230	4,692	3,970
Selling and marketing	3,628	3,707	4,047	4,581
General and administrative	1,903	3,910	1,800	1,723
Bad debts expense (recoveries)	157	(165)	(98)	(183)
Restructuring charges	126	—	92	—
Intangible asset amortization	307	307	307	347

Income (loss) from operations	(5,335)	(4,330)	2,435	2,653
Other income, net	1,456	621	491	219

Income (loss) before income taxes	(3,879)	(3,709)	2,926	2,872
Income taxes (benefit)	(79)	—	52	15

Net income (loss)	$(3,800)	$(3,709)	$2,874	$2,857

Income (loss) per share:
Basic	$(0.11)	$(0.11)	$0.09	$0.10
Diluted	$(0.11)	$(0.11)	$0.08	$0.09

14. Valuation and qualifying accounts (in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Operations	Recoveries (Write-offs)	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended:
December 31, 2005	$359	$727	$(226)	$860

December 31, 2004	$871	(289)	(223)	$359

December 31, 2003*	$3,071	(2,199)	(1)	$871

Inventory obsolescence reserve:
Year Ended:
December 31, 2005	$6,552	$1,627	$(404)	$7,775

December 31, 2004	$6,713	1,152	(1,313)	$6,552

December 31, 2003	$6,165	1,112	(564)	$6,713

Valuation Allowance for deferred tax assets:
Year Ended:
December 31, 2005	$26,152	$2,821	$—	$28,973

December 31, 2004	$23,817	2,335	—	$26,152

December 31, 2003	$17,109	(726)	7,434	$23,817

*	2003 recoveries of bad debts of $3,085 include $886 related to amounts previously written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Hein & Associates LLP, has issued an attestation report on our assessment of internal control over financial reporting. Its report appears on page 58 of this report.

Changes in Internal Control over Disclosure and Reporting

Except as described below, no changes in the our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

Remediation of Internal Control Weaknesses Previously Reported

In the course of the preparation and audit of our financial statements for the fiscal year ended December 31, 2004, we determined that we had not maintained effective internal control over financial reporting due to the material weaknesses in the following areas: 1) the preparation of our consolidated statement of cash flows, 2) evaluation of customer arrangements for appropriate recognition of revenue for its products, 3) accounting for inventory reserves, and 4) a lack of personnel with sufficient technical accounting expertise to identify and account for complex transactions in accordance with generally accepted accounting principles in the United States.

We amended our Annual Reports on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2004 to amend and restate our consolidated financial statements and related financial information for the fiscal years ended December 31, 2004 and 2003. The Form 10-K/A also included restated quarterly information for each of the quarters within the fiscal years ended December 31, 2004 and 2003. In addition, we implemented, during the year ended December 31, 2005, improvements to our internal control over financial reporting to address each of these material weaknesses and prevent a recurrence of such issues, as follows:

•	Lack of Personnel with Sufficient Technical Accounting Expertise: In late 2004, we augmented our technical accounting staff by adding a Director of Financial Reporting position and hiring an experienced Certified Public Accountant for this position. Additionally, during 2005, we hired a new Controller and Chief Financial Officer, both of whom are Certified Public Accountants. Our new Controller has public accounting and public company reporting experience. Our Chief Financial Officer has in-depth experience with the specific accounting and reporting issues applicable to our business and industry from his previous experience as Chief Financial Officer with another company with similar business, accounting and reporting issues.

•	Preparation of Consolidated Statements of Cash Flows: The Controller prepares our consolidated statements of cash flows. The Director of Financial Reporting and the Controller perform a joint detailed review of our consolidated statements of cash flows. All significant questions arising from the independent review are resolved prior to finalizing the consolidated statements of cash flows.

•	Evaluation of Customer Arrangements for Appropriate Recognition of Revenue: We have implemented internal review procedures to ensure that all significant new, and modifications of existing, customer arrangements are identified and communicated, subject to a joint review by technically competent accounting and legal personnel, and to ensure that all applicable revenue recognition considerations are identified, documented and implemented when recording and reporting revenue transactions. Further, we have implemented additional controls over period end revenue cutoff to ensure that revenues are reported in the appropriate accounting period. In addition, our Chief Financial Officer, who is a Certified Public Accountant, actively monitors compliance with and execution of these processes.

•	Accounting for Inventory Reserves: We have implemented a new procedure that requires our Controller to perform a detailed review of the inventory reserve calculation to ensure inventory values previously written down to lower of cost or market in earlier periods are not restored. The inventory reserve adjustment is also reviewed by our Chief Financial Officer.

In addition, the Company has implemented a bi-weekly technical accounting review session, led by our Director of Financial Reporting and attended by key accounting personnel, including our Controller and Chief Financial Officer. In these sessions, new accounting guidance and pronouncements that impact the Company are discussed, as well as the accounting treatment for new transactions, products or services, new disclosure requirements and other current accounting and reporting issues. Furthermore, key accounting staff members attend external accounting or financial reporting seminars as part of an ongoing skills development plan.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carrier Access Corporation

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” (Item 9A) that Carrier Access Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Carrier Access Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Model Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Carrier Access Corporation and subsidiaries as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 9, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding our directors and executive officers and our code of ethics is incorporated by reference to the information set forth in (i) the sections entitled “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of our fiscal year ended December 31, 2005 (the “2006 Proxy Statement”), and (ii) the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Proposal One — Election of Directors — Director Compensation,” and “Executive Officer Compensation” in our 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation, is incorporated by reference to the information set forth in the section entitled “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in our 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal Two — Ratification of the Appointment of Independent Auditors” in the 2006 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 9th day of March 2006.

CARRIER ACCESS CORPORATION

By:	/s/ GARY GATCHELL
Gary Gatchell
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer and
Authorized Signatory

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Gary Gatchell and Nancy Pierce as his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such Report on Form 10-K on this 9th day of March 2006 in the capacities indicated:

Signature	Title

/S/ ROGER L. KOENIG	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
(Roger L. Koenig)

/s/ GARY GATCHELL	Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)
(Gary Gatchell)

/s/ NANCY PIERCE	Corporate Development Officer, Director
(Nancy Pierce)

/s/ JOHN W. BARNETT, JR.	Director
(John W. Barnett, Jr.)

/s/ DAVID R. LAUBE	Director
(David R. Laube)

/s/ MARK A. FLOYD	Director
(Mark A. Floyd)

/s/ THOMAS C. LAMMING	Director
(Thomas C. Lamming)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated November 13, 2003 by and among Carrier Access Corporation a Delaware Corporation, Ping Acquisition Corporation, a Delaware Corporation, Paragon Networks International, Inc., a Delaware corporation and Granite Ventures L.L.C. as stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Registrant’s 8-K filed December 5, 2003)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”)).

3.2	Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1).

4.1	Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1)).

10.1	Contract to Buy and Sell Real Estate (Commercial) between Registrant and Cottonwood Land and Farms Ltd. Executed as of September 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 8-K filed November 12, 2004).

10.2†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1).

10.3†	Registrant’s 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

21.1	Subsidiaries of Registrant

23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (Reference is made to the preceding Signature Page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management contract or compensatory plan or arrangement.