Form 10-Q
period 2006-03-31
CARRIER ACCESS CORP
filed 2006-04-28
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

On April 20, 2006, there were 33,854,664 shares of the Registrant’s common stock outstanding.

CARRIER ACCESS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2006

PART I

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$57,015	$55,279
Investments in marketable securities	54,882	53,165
Accounts receivable, net of allowance for doubtful accounts of $448 and $860 at March 31, 2006 and December 31, 2005, respectively	12,755	10,922
Income tax receivable	56	56
Deferred income taxes	239	239
Inventory, net	22,557	24,506
Prepaid expenses and other current assets	2,109	2,720

Total current assets	149,613	146,887
Property and equipment, net	10,717	11,002
Goodwill	7,588	7,588
Intangible assets, net	4,956	5,268

Total Assets	$172,874	$170,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,148	$8,516
Accrued payroll and related liabilities	4,182	3,422
Other accrued liabilities	1,092	1,021
Deferred revenue	310	422

Total current liabilities	14,732	13,381

Deferred income taxes	239	239

Total Liabilities	14,971	13,620

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at March 31, 2006 and December 31, 2005
Common stock, $0.001 par value, 60,000 shares authorized, 33,854 shares issued and outstanding at March 31, 2006, and 33,783 shares issued and outstanding at December 31, 2005	34	34
Additional paid-in capital	184,708	183,995
Accumulated deficit	(26,480)	(26,542)
Cumulative other comprehensive loss	(359)	(362)

Total Stockholders’ Equity	157,903	157,125

Total Liabilities and Stockholders’ Equity	$172,874	$170,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue, net of allowances for sales returns	$21,943	$14,696
Cost of Sales	11,468	9,590

Gross profit	10,475	5,106

Operating Expenses
Research and development	4,999	4,799
Sales and marketing	3,370	3,324
General and administrative	2,885	1,683
Bad debt expense (recoveries)	(53)	328
Restructuring charges	—	369
Intangible asset amortization	307	307

Total operating expenses	11,508	10,810

Loss from operations	(1,033)	(5,704)
Interest income	1,096	694

Income (loss) before income taxes	63	(5,010)

Provision for income taxes (benefit)	—	—

Net income (loss)	$63	$(5,010)

Income (loss) per share
Basic	$0.00	$(0.15)

Diluted	$0.00	$(0.15)

Weighted average common shares
Basic	33,802	34,502

Diluted	34,558	34,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net income (loss)	$63	$(5,010)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	886	1,031
Provisions for (recoveries of) doubtful accounts	(53)	328
Stock-based compensation	576	—
Changes in operating assets and liabilities:
Accounts receivable	(1,942)	(262)
Income tax receivable	—	75
Inventory	1,950	(1,178)
Prepaid expenses and other	490	205
Accounts payable and accrued expenses	1,658	563

Net cash provided (used) by operating activities	3,628	(4,248)

Cash flows from investing activities
Purchase of equipment and real property	(290)	(619)
Purchase of marketable securities	(8,372)	(21,632)
Sales of marketable securities available for sale	6,632	21,662

Net cash (used in) investing activities	(2,030)	(589)

Cash flows from financing activities
Proceeds from exercise of stock options	138	449

Net cash provided by financing activities	138	449

Net increase (decrease) in cash and cash equivalents	1,736	(4,388)
Cash and cash equivalents at beginning of the period	55,279	46,753

Cash and cash equivalents at end of the period	$57,015	$42,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) of Carrier Access Corporation, and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not include all of the disclosures required by GAAP included in the Form 10-K.

The Company disclosed in Note 1 to its consolidated financial statements included in the Form 10-K those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than the Company’s compliance with the new accounting requirements of SFAS No. 123(R), as described below, there have been no material changes to or application of the accounting policies previously identified and described in the Form 10-K. The accounting principles utilized by the Company in preparing its condensed consolidated financial statements conform in all material respects to GAAP. For further information, refer to the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the quarterly period ended March 31, 2006 is not necessarily indicative of results for the full year ended December 31, 2006 or any other period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Share-Based Payment

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006 as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 2 for further detail on the impact of SFAS 123(R) to the Company’s condensed consolidated financial statements.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from continuing operations reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding and shares of common stock subject to repurchase. The treasury stock method is used to compute the dilutive effect of options and similar instruments. Potentially dilutive shares, including shares of common stock that are subject to repurchase, are excluded from the computation of fully-diluted earnings per share from continuing operations when their effect is antidilutive. A reconciliation of weighted average shares used in computing amounts for basic and diluted earnings (loss) per share from continuing operations is presented below. There were no adjustments to net income (loss) in order to determine diluted earnings (loss) per share (in thousands, except per share data).

	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average shares
Weighted average shares outstanding – basic	33,802	34,502
Net shares assumed issued through exercises of stock options	756	—

Average shares outstanding – diluted	34,558	34,502

Diluted earnings per share	$0.00	$(0.15)

As a result of the Company’s net loss for the quarterly period ending March 31, 2005, all potentially dilutive securities were anti-dilutive and therefore were excluded from the computation of diluted loss per share. The number of shares excluded from computation of diluted net loss per share because their effect was anti-dilutive totaled approximately 990,000 and 2,751,000 as of March 31, 2006 and March 31, 2005, respectively.

Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss)	$63	$(5,010)
Net change in unrealized loss on marketable securities available for sale	(2)	(246)

Comprehensive income (loss)	$61	$(5,256)

Warranty Costs

The Company provides for the estimated costs of product warranties at the time revenue for the product is recognized. The specific terms and conditions of the warranties vary depending on the specific product sold and the terms of the customer purchase agreements. In the case of hardware, our warranties generally start from the delivery date and continue for up to five years. Software products generally are under warranty for 90 days from the date of shipment. Our warranty liability for our software is to provide “patches” and “bug” fixes that are offered as part of and covered by our standard product warranty. The Company accrues for warranty obligations based on historical experience and estimates of future warranty costs. Charges and accruals to the warranty liability, which is reported as a component of “other accrued liabilities” in our condensed consolidated balance sheets, during the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Product warranty liability beginning balance	$708	$634
Add: Current quarter accruals	466	183
Deduct: Current quarter charges	(375)	(216)

Product warranty liability ending balance	$799	$601

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

The Company entered into a restructuring plan effective December 2002 designed to improve future operating performance and position the Company for earnings growth in future periods, consistent with anticipated revenues. Included in this plan were employee termination costs, facility closures or downsizing, and disposal of excess or unused assets. In connection with the restructuring, the Company accrued $2.0 million in December 2002.

At March 31, 2006, the remaining accrued restructuring liability, which is reported as part of “other accrued liabilities” in our condensed consolidated balance sheets, consisted of remaining lease payments on vacated facilities, as follows (in thousands):

	Severance and Related Benefits	Facilities and Equipment	Total
Balance at January 1, 2005	$—	$260	$260
Adjustments to reserve	—	453	453
Cash payments and other uses	—	(471)	(471)

Balance at December 31, 2005	$—	$242	$242
Adjustments to reserve	—	—	—
Cash payments and other uses	—	(31)	(31)

Balance at March 31, 2006	$—	$211	$211

2.	Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $576,000 to income from continuing operations and income before income taxes, of which $38,000 was recorded to cost of sales and $538,000 to operating expenses. This expense reduced basic and diluted earnings per share by $0.02 for the quarter, compared to reported basic and diluted earnings per share of $0.00. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 6 – Income Taxes below, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended March 31, 2006.

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005

For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss	$(5,010)
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(929)

Net loss	$(5,939)

Loss per share — basic, as reported	$(0.15)

Loss per share — diluted, as adjusted	$(0.17)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the Quarterly Period Ended March 31, 2006

The Company’s 1998 Stock Incentive Plan (the “Plan”) provides for five separate components. The Discretionary Option Grant Program, administered by the Compensation Committee appointed by the Company’s Board of Directors, provides for the grant of incentive and non-qualified options to purchase Common Stock to employees, consultants or directors. The Stock Issuance Program, administered by the Compensation Committee, provides for the issuance of Common Stock to employees, consultants or directors directly through the purchase of the shares at the fair market value of the shares at the date of issuance, or as a bonus tied to the performance of services. The Salaried Investment Option Grant Program, if activated, allows executive officers and other highly compensated employees selected by the Compensation Committee to apply a portion of their base salary towards the acquisition of special below-market stock option grants. The Automatic Option Grant Program provides for automatic option grants at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at a price equal to their fair market value on the grant date. The Director Fee Option Program, if activated for one or more calendar years, allows non-employee Board members to apply a portion of their annual retainer fee to the acquisition of special below-market option grants. All stock options outstanding have been granted under the Discretionary Option Grant Program and the Automatic Option Grant Program. The Company has not activated any of the other programs permitted by the Plan.

On January 1 of each year, the lesser of two and one-half percent (2.5%) of the shares of Common Stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options are returned to the Plan as they expire and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of March 31, 2006, all outstanding options were non-qualified stock options.

For the quarterly periods ended March 31, 2006 and 2005, the Company did not grant any options to non-employee directors under the Automatic Option Grant Program.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	3,215,872	$5.48
Granted	334,000	5.16
Exercised	(71,155)	1.94
Canceled or forfeited	(264,311)	6.26

Options outstanding at March 31, 2006	3,214,406	$5.47	3.38	$5,620,400

Options exercisable at March 31, 2006	1,313,220	$6.86	2.24	$2,476,900

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2006, was approximately $237,000. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $138,000. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. As discussed in Note 6 – Income Taxes, the Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of March 31, 2006 were 2,935,727.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.65— 0.77	541,544	1.57	$0.72	358,090	$0.71
1.12— 3.92	183,976	1.40	2.88	174,918	2.91
4.07— 4.25	483,548	4.62	4.25	1,875	4.07
4.30— 4.62	479,500	4.36	4.51	9,375	4.43
4.72— 5.00	323,586	4.37	4.92	7,086	4.88
5.09— 5.88	326,252	4.49	5.30	18,939	5.75
5.90— 10.34	345,300	3.05	7.72	243,175	8.21
10.35— 11.95	331,550	2.94	10.56	331,550	10.56
12.00— 15.40	188,650	2.87	13.54	157,712	13.77
$36.75— 36.75	10,500	0.15	36.75	10,500	36.75

	3,214,406	3.38	$5.47	1,313,220	$6.86

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 1.56 years.

The weighted average per share fair value of stock options granted during the quarterly periods ending March 31, 2006 and 2005 was $3.20 and $5.73, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Volatility	105%	107%
Expected option term	4 1/2 years	5 years
Risk-free interest rate	4.8%	4.2%
Expected dividend yield	0%	0%

Modifications of Stock Options Granted

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

On August 26, 2005, the Company’s Board of Directors approved a modification to the expiration date of certain vested options held by certain former employees under the 1988 Stock Incentive Plan due to an extended “blackout” period. Under the terms of the modifications, former employees were granted an additional three-month period in which to exercise vested options adjusted by the number of days prior to May 5, 2005, if any, that the employee could have exercised the options. In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25”, the Company recognized compensation expense of approximately $77,000 for the year ended December 31, 2005 in connection with this modification.

The Company issued options to purchase 62,500 shares of common stock to consultants for services during the year ended December 31, 2001. These options have exercise prices from $2.80 to $6.50 per share, are exercisable at the date of grant and expire at various dates from January 2, 2006 to October 16, 2006.

3.	Investments

The Company has investments in marketable securities, all of which were classified as available for sale, as follows (in thousands):

Balances as of March 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$27,215	$—	$(275)	$26,940
State and local governments	4,850	—	—	4,850
Corporate debt securities	23,184	—	(92)	23,092

Total Investments	$55,249	$—	$(367)	$54,882

Balances as of December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$28,489	$—	$(294)	$28,195
State and local governments	3,000	—	—	3,000
Corporate debt securities	22,043	—	(73)	21,970

Total Investments	$53,532	$—	$(367)	$53,165

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2006 and December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
March 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$2,712	$(8)	$25,218	$(277)	$27,930	$(285)
State and local governments	—	—	—	—	—	—
Corporate debt securities	10,752	(40)	5,850	(41)	16,602	(81)

Total Investments	$13,464	$(48)	$31,068	$(318)	$44,532	$(366)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2005	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$10,417	$(76)	$17,778	$(218)	$28,195	$(294)
State and local governments	—	—	—	—	—	—
Corporate debt securities	15,768	(71)	1,202	(2)	16,970	(73)

Total Investments	$26,185	$(147)	$18,980	$(220)	$45,165	$(367)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of March 31, 2006 and December 31, 2005, all of the Company’s investments were marketable securities classified as short term, available for sale securities, and reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of cumulative other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During the quarterly periods ended March 31, 2006 and 2005, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on US Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at March 31, 2006.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $1 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The Company is in compliance with its investment policy at March 31, 2006.

4.	Inventory

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$23,557	$27,713
Work-in-process	3	1
Finished goods	5,994	4,567
Reserve for obsolescence	(6,997)	(7,775)

	$22,557	$24,506

5.	Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

		March 31, 2006			December 31, 2005
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$5,100	$1,700	$3,400	$5,100	$1,520	$3,580
Developed Technology	5	2,500	1,167	1,333	2,500	1,040	1,460
Trademarks and Patents	17	306	83	223	310	82	228

Total		$7,906	$2,950	$4,956	$7,910	$2,642	$5,268

The estimated future amortization expense for intangible assets as of March 31, 2006 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2006	$934
2007	1,246
2008	1,204
2009	746
2010	685
Thereafter	141

Total	$4,956

In the third quarter of 2005, the Company completed its annual goodwill and purchased intangibles impairment tests as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). Our assessments of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in SFAS 142 to the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, the Company determined that its goodwill assets and purchased intangible assets were not impaired during 2005. The Company plans to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

6.	Income Taxes

The Company did not record a provision for income taxes for the quarterly periods ended March 31, 2006 or 2005 as a result of operating results and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein. The valuation allowance at March 31, 2006 includes a reserve established on the acquisition of Paragon Networks International, Inc. in 2003 related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $4.6 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these federal tax benefits is no longer considered necessary, an adjustment will be recorded directly to additional paid in capital.

7.	Commitments and Contingencies

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Guarantees

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. The Company evaluates estimated losses for such indemnifications under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”), as interpreted by FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of loss. To date, the Company has not encountered material costs as a result of such obligations, and has not accrued any liabilities related to such indemnifications in our consolidated financial statements.

Officer and Director Indemnification

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the officer or director acted in good faith and in a manner the person reasonably believed to be in or not opposed to the bests interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company provides industry standard indemnification to our customers against or for single or combinations of loss, expense or liability arising from various trigger events related to the sale and use of our products and services.

Contingency

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition dates have been accrued and expensed. The total estimated amount of the contingent liability as of March 31, 2006 was approximately $1.5 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Litigation

Beginning on June 3, 2004, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On March 17, 2006, the Company moved to dismiss on numerous grounds, including failure to state a claim, failure to adequately plead a claim based upon purported failure to disclose “saturation” and product development delays, failure to plead specific facts giving rise to a strong inference that defendants knew or were reckless in not knowing that the 2003 and 2004 Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q contained materially false financial statements, failure to plead motive for defendants to commit fraud and failure to plead a violation of Section 20A of the Exchange Act (15 U.S.C. §78t-1(a)).

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koenig {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice.

On September 12, 2005, a purported shareholder derivative lawsuit was filed in Boulder County, Colorado District Court against several of our officers and directors naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et. al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against several of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig et. al. On October 24, 2005, the Company removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraphs. Following the granting of the Company’s Motion to Dismiss in the consolidated federal shareholder derivative lawsuits referenced above, plaintiffs in Dietz v. Koenig, et. al. filed a Notice of Dismissal of Action Pursuant to C.R.C.P. 41(a)(1)(A) on April 6, 2006, which was granted by the respective court on April 11, 2006.

Management believes that the claims in the class action and related suits are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. Although the Court granted the Company’s Motion to Dismiss in the federal shareholder derivative lawsuits, the Court’s Order is subject to appeal, and given that the federal class action lawsuits are still at a preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

8.	Recent Accounting Pronouncements

SFAS No. 151 “Inventory Costs”

Statement of Financial Accounting Standard No. 151 “Inventory Costs” (“SFAS 151”) became effective for our Company on January 1, 2006. There was no material effect upon adoption of this Statement.

SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”

Statement of Financial Accounting Standard No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) became effective for our Company January 1, 2006. This Statement changes the accounting and reporting of voluntary changes in accounting principles, or the adoption of new principles that do not specify transition rules. Generally, SFAS 154 requires changes in accounting principles be reported by applying the principles to previously issued financial statements as if the principles had always been used. SFAS 154 also requires changes in depreciation, amortization or depletion methods be accounted for in the period the change occurs and in future periods if the change affects both. SFAS 154 carries forward the previously existing guidance of APB Opinion No. 20 for reporting changes in accounting estimates and correction of an error in a previously issued financial statement. This Statement is not expected to have a material impact on the Company’s financial statements.

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140

Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” was issued in February 2006 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of January 1, 2006. The Company does not believe that the adoption of SFAS 155 will have a significant effect on its financial statements.

FSP No. 123 (R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”

FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FAS 123(R). The method comprises a computational component that establishes the beginning balance of the additional paid in capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of FAS 123(R). An election to use this method may be made the later of one year from the effective date of FSP 123R-3 or the initial adoption date for FAS 123(R). The Company is evaluating the alternative and does not yet know the effect of adopting the alternative, if any, on its financial statements.

FSP No. 123 (R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”

FASB Staff Position No. FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”) was issued in February 2006. FSP 123R-4 amends FAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was applied as part of our adoption of FAS 123(R) effective January 1, 2006 and did not have a significant impact on our condensed consolidated financial statements.

EITF No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”

EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. EITF No. 03-1 also includes new disclosure requirements for cost method investments and for all investments for which there is an unrealized loss. In September 2004, the FASB delayed adopting the provisions of EITF 03-1. However, the disclosure requirements remain effective and applicable disclosures have been included within these condensed consolidated financial statements and the related notes to the condensed consolidated financial statements. The Company does not expect the adoption of EITF 03-1 to have a material effect on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, expectations regarding customer revenue mix, sources of revenue, gross profit margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Quarterly Report on Form 10-Q.

Outlook

In fiscal 2006, we are focused on accelerating development of new product platforms and service cards to expand our existing wireless and Voice over IP solutions, increasing our sales and marketing efforts on specific target markets and continuing to control and improve our operating costs.

Our strong balance sheet and liquidity positions us well to take advantage of opportunities, as we focus primarily on organic growth of our existing business. However, we remain opportunistic towards the acquisition of other product lines, technology or possibly other companies.

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

During the late 1990s, a substantial number of carriers, including competitive local exchange carriers (“CLECs”), invested heavily in network infrastructure and service delivery projects, which accelerated growth in the telecommunications equipment market. By 2000, when our annual net revenues reached $148.1 million, we relied on a limited number of CLECs for a significant portion of our net revenue. However, starting in late 2000, many of these CLECs encountered sharp declines in the amount of capital they had available to fund network infrastructure and service delivery projects. As a result, there was a significant decline in the demand for telecommunications equipment, including demand for our products.

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to approximately 9%, 9% and 71%, respectively, in the quarterly period ended March 31, 2006. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the quarterly period ended March 31, 2006, direct sales to one of our customers accounted for approximately 48% of our total net revenues.

When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses in an effort to better position our business for the long term. In December 2002, we completed a restructuring plan designed to reduce our expenses and align our workforce and operations to be more in line with anticipated net revenues. As a result of the restructuring plan, we recorded a $2.0 million restructuring charge in the fourth quarter of 2002. This charge was comprised of $1.4 million for future rent payments related to facility closures and downsizing and $600,000 for salary-related expenses due to reductions in our workforce. Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a gradually improving trend that we started to see beginning in 2003. However, we believe current economic conditions and industry consolidation may continue to cause our customers and potential customers to defer and reduce capital spending.

Historically, most of the sales of our products have been through a limited number of distributors and original equipment manufacturers, or OEMs. One distributor accounted for 8% of net revenues for the quarter ended March 31, 2006, and 8% and 7% of annual net revenues for fiscal years 2005 and 2004, respectively. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. For the quarterly period ended March 31, 2006, direct sales to one of our customers accounted for approximately 48% or our net revenues. We expect that the sale of our products will continue to be made to a small, and increasingly concentrated, number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business. International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 10% and 4% of our total net revenues for the quarterly periods ended March 31, 2006 and 2005, respectively.

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

Presentation

The analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. In addition to the discussion of the historical information that reviews the current reporting presentation of our condensed consolidated financial statements, an overview of the operational results is provided below.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

$ in thousands	Three Months Ended
	March 31, 2006		March 31, 2005
		% of revenues		% of revenues
Net revenues	$21,943	100%	$14,696	100%
Cost of Goods Sold	11,468	52%	9,590	65%

Gross Profit	10,475	48%	5,106	35%
Research and development	4,999	23%	4,799	33%
Sales and marketing expense	3,370	15%	3,324	23%
General and administrative	2,885	13%	1,683	11%
Bad debt expense (recovery)	(53)	—%	328	2%
Restructuring charges	—	—	369	3%
Intangible asset amortization	307	2%	307	2%

Loss from operations	(1,033)	(5%)	(5,704)	(39%)
Interest income	1,096	5%	694	5%

Income (loss) from operations before income taxes	63	0%	(5,010)	(34%)
Income taxes (benefit)	—	—%	—	—%

Net income (loss)	$63	0%	$(5,010)	(34%)

The increase in net revenues for the quarter ended March 31, 2006 compared to same quarterly period in 2005 was primarily due to increases in the number of MASTERseries units sold into the wireless market and Adit 600 products sold into the converged access wireline market, which outweighed decreases in sales of our BROADway and Broadmore products. We believe that the increase in units sold in 2006 was due to growth in network traffic of our wireless customers related to increased usage of wireless services. As wireless traffic increases, our products enable our wireless customers to reduce their operating expenses related to their wireless transport costs. Reduced spending by wireless carriers as a result of industry consolidation and network rationalization negatively impacted our net revenues in the prior year comparative quarter ended March 31, 2005.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. For the quarterly periods ended March 31, 2006 and 2005, approximately 23% of our net revenues were derived from 9 and 6 customer sales orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets and the impact of adverse economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

$ in thousands	Three Months Ended March 31,		Increase from Prior Quarter
	2006	2005
Gross Profit	$10,475	$5,106	$5,369
% of Net Revenues	48%	35%	105%

The increase in gross profit for the quarter ended March 31, 2006 compared to the same quarterly period in 2005 resulted primarily from increased sales volume of our higher margin products, as well as cost improvements in the configuration of our MASTERseries product. Our total indirect and fixed costs were substantially unchanged for the quarter ended March 31, 2006 compared to the same quarter in 2005, which resulted in higher overall gross margin due to the impact of lower fixed cost per units produced.

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

Research and Development Expense

$ in thousands	Three Months Ended March 31,		Increase from Prior Quarter
	2006	2005
Research and Development Expense	$4,999	$4,799	$200
% of Net Revenues	23%	33%	4%

Research and development expense for the quarter ended March 31, 2006 compared to the same quarterly period in 2005 increased primarily due to increases in employee costs of approximately $800,000, which includes stock options compensation expense as a result of our adoption of FAS 123(R), and increases in software and hardware development expenses of approximately $330,000. These increases were partially offset by proceeds from development agreements with two of our customers for which we earned approximately $850,000 in the first quarter ended March 31, 2006 in exchange for achieving certain milestones. We believe that our research and development expenses will increase in 2006 as we accelerate our development of new product platforms and service cards for our existing wireless and Voice over IP solutions.

Sales and Marketing Expense

$ in thousands	Three Months Ended March 31,		Increase from Prior Quarter
	2006	2005
Sales and Marketing Expense	$3,370	$3,324	$46
% of Net Revenues	15%	23%	1%

Sales and marketing expenses for the quarter ended March 31, 2006 compared to the same quarterly period in 2005 increased slightly by approximately 1%. Increase in stock option compensation expense as a result of our adoption of FAS 123(R), and increases in marketing/communications expenditures were offset by decreases in salary expenses. We anticipate increases in our level of spending on sales and marketing as we target specific markets for increased sales and marketing activities.

General and Administrative Expenses, Bad Debt Expense, Restructuring Charges and Intangible Amortization

$ in thousands	Three Months Ended March 31,		Increase from Prior Quarter
	2006	2005
General and Administrative Expense	$3,139	$2,687	$452
% of Net Revenues	14%	18%	17%

General and administrative expense, including bad debt expense, restructuring charges and intangible amortization, for the quarter ended March 31, 2006 compared to the same quarterly period in 2005 increased primarily due to increases in employee costs of approximately $710,000, as a result of staffing increases and stock option compensation expense resulting from adoption of FAS123(R). Legal fees increased approximately $400,000 as a result of costs incurred in connection with our defense of lawsuits filed in 2005. These increases were partially offset by reductions in bad debt expenses and restructuring charges of approximately $381,000 and $369,000, respectively. We expect that our general and administrative expenses for 2006 will be consistent with 2005, although we may experience unanticipated changes in legal expenses during 2006.

Other Income and Expense, Net

$ in thousands	Three Months Ended March 31,		Increase from Prior Quarter
	2006	2005
Interest income	$1,096	$694	$402
% of Net Revenues	5%	5%	58%
Income taxes (benefit)	$—	$—	$—
% of Net Revenues	—%	—%	—%

Interest income for the quarter ended March 31, 2006 compared to the same quarterly period in 2005 increased primarily due to a favorable trend in short-term interest rates over rates in effect for 2005.

Since the second quarter of 2002, based on our history of taxable net losses and analyses of projected net taxable income for future operating periods, we have determined that the realization of our net operating loss carry forwards, tax credit carry forwards and other deferred tax assets is not reasonably assured. Accordingly, we have recorded valuation allowances for that fully reserve our deferred tax assets. The March 31, 2006 valuation allowance includes reserves for components relating to the acquisition Paragon Networks International, Inc., stock option compensation, net operating loss carry forwards and credit carry forwards. As these net operating loss and credit carry forwards are utilized, or if we determine that it is more likely than not all or a portion of our deferred tax assets may be realized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized against goodwill for the portion related to the acquisition, against additional paid in capital for the portion relating to stock options, and in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

For the quarterly period ended March 31, 2006, we continued to maintain a strong liquidity position. As of March 31, 2006, our primary source of liquidity was cash and cash equivalents and short-term investments in marketable securities of $111.9 million compared to $108.4 million as of December 31, 2005.

Cash Flows

The following table summarizes our cash flows by activity and cash on hand as of March 31:

	2006	2005
Net cash provided by (used in) operating activities of continuing operations	$3,628	$(4,248)
Net cash (used in) investing activities of continuing operations	(2,030)	(589)
Net cash provided by financing activities of continuing operations	138	449
Net increase (decrease) in cash and cash equivalents	1,736	(4,388)
Cash and cash equivalents at beginning of period	55,279	46,753
Cash and cash equivalents at end of period	$57,015	$42,365

Operating Activities

Changes in Operating Assets and Liabilities

Cash provided by operations was $3.6 million for the quarter ended March 31, 2006 contrasted to $4.2 million used by operations for the quarter ended March 31, 2005. Cash provided by operations for the quarter ended March 31, 2006, was primarily due to our net income of $63,000 adjusted for depreciation and amortization expense of $886,000, stock compensation expense of $576,000, decreases in net inventory of $1.95 million, decreases in accounts payable and accrued expenses of $1.7 million, and decreases in prepaid expenses and other of $490,000, offset by increases in accounts receivable of $1.9 million.

For the quarter ended March 31, 2005, our cash used by operations resulted from a net loss of $5.0 million adjusted for depreciation and amortization expense of $1.0 million, and increases in inventory of approximately $1.2 million.

Cash used in investing activities for the quarter ended March 31, 2006 was $2.03 million compared to a use of cash of $589,000 for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, we had net purchases of $1.740 million of marketable securities compared to net sales of $30,000 for the quarter ended March 31, 2005. Our capital expenditures for the quarter ended March 31, 2006 for equipment to support research, development and manufacturing activities were $290,000 compared to $619,000 for the quarter ended March 31, 2005. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2006 are not expected to exceed those of 2005.

Net cash provided by financing activities was $138,000 for the quarter ended March 31, 2006, compared to $449,000 for the quarter ended March 31, 2005, primarily due to proceeds received upon exercise of options by employees. We did not make any open market purchases of our common shares during the quarters ended March 31, 2006 or 2005.

Our net inventory levels decreased approximately $1.9 million to $22.6 million at March 31, 2006 from $24.5 million at December 31, 2005. The decrease was primarily the result of changes in our procurement practices.

As of March 31, 2006 our cash requirements for the next 12-months are primarily expected to fund operations, including our investments in research and development, sales and marketing, and matters related to regulatory and other legal proceedings.

Contractual Obligations and Commercial Commitments

As of March 31, 2006, there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K. We lease certain office, manufacturing and warehouse space under various non-cancelable operating leases, and we place orders to purchase certain items used in the manufacture of our products generally four months in advance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 8 of our condensed consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

Share-Based Payment

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees, and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation expense recognized during the quarterly period ended March 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease of $0.02 in basic and diluted earnings per share for the quarterly period ended March 31, 2006. See Note 2 for further detail on the impact of SFAS 123(R) to the Company’s condensed consolidated financial statements.

Statement of Financial Accounting Standard No. 151 “Inventory Costs” (“SFAS 151”) became effective for our Company on January 1, 2006. There was no material effect upon adoption of this Statement.

We believe that there have been no other significant changes to our critical accounting policies during the quarterly period ended March 31, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of March 31, 2006, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities.

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

Given the current balance of $111.9 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2006 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Beginning on June 3, 2004, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On March 17, 2006, the Company moved to dismiss on numerous grounds, including failure to state a claim, failure to adequately plead a claim based upon purported failure to disclose “saturation” and product development delays, failure to plead specific facts giving rise to a strong inference that defendants knew or were reckless in not knowing that the 2003 and 2004 Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q contained materially false financial statements, failure to plead motive for defendants to commit fraud and failure to plead a violation of Section 20A of the Exchange Act (15 U.S.C. §78t-1(a)).

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koenig {sic}, et al. Case No. 05-cv-1134-RPM. These

actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice.

On September 12, 2005, a purported shareholder derivative lawsuit was filed in Boulder County, Colorado District Court against several of our officers and directors naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et. al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against several of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig et. al. On October 24, 2005, the Company removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraphs. Following the granting of the Company’s Motion to Dismiss in the consolidated federal shareholder derivative lawsuits referenced above, plaintiffs in Dietz v. Koenig, et. al. filed a Notice of Dismissal of Action Pursuant to C.R.C.P. 41(a)(1)(A) on April 6, 2006, which was granted by the respective court on April 11, 2006.

Management believes that the claims in the class action and related suits are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. Although the Court granted the Company’s Motion to Dismiss in the federal shareholder derivative lawsuits, the Court’s Order is subject to appeal, and given that the federal class action lawsuits are still at a preliminary stage, management cannot at this time determine the probability or reasonably estimate a range of loss, if any. Litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

ITEM 1A.	RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 AND THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.6 million and we had a net operating loss of $9.9 million in 2005. Our quarterly revenues fluctuated in these periods as well, and we had a net operating loss of $5.0 million in the quarter ended March 31, 2005. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•	The loss of, or significant reduction in purchases by, any of our large customers, one of whom was responsible for approximately 48% of our net revenues in the quarter ended March 31, 2006;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, a factor that resulted in a large decline in our product sales in 2001, 2002 and 2005;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	Costs related to acquisitions of technologies or businesses;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.

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

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases, more established channels of distribution and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Audiocodes, Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Natural Microsystems, RAD, Telco Systems, Inc., Tellabs, Inc., Verilink Corporation, Zhone Technologies, Inc. and other small independent system integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

Many of our current and potential competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion, and sale of their products. In addition, such competitors may enter our existing or future markets with solutions, either developed internally or through acquisition, that may be less costly, provide higher performance or additional features, or be introduced earlier than our solutions. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or non-competitive.

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

Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and OEMs, which could adversely affect our net revenues, gross profit margins and income.

Our net revenues and gross profit margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry, such as the merger of Cingular and AT&T Wireless, and the merger of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the third and fourth quarter of 2004 and during 2005, and could result in decreases in net revenues and earnings in future periods.

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenues and the price of our common stock.

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the most recent quarter ended March 31, 2006 one of our direct customers accounted for approximately 48% of our net revenues. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfil these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor accounted for 8% of our net revenues in the quarter ended March 31, 2006, and 8%, and 7% of our annual net revenues in 2005 and 2004, respectively. We expect that, in the future, a significant portion of our products will continue to be sold through a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

If our distributors are not successful both in terms of operating their own businesses and in selling our products to their customers, we could experience a decline in net revenue, an increase in inventory and bad debt, and deterioration in our operating results.

In the past, some of our distributors have experienced problems with their financial and other resources that have impaired their ability to pay us. For example, in 2002 we incurred bad debt of approximately $1.1 million from one of our distributors when it declared bankruptcy. Although we continually monitor and adjust our reserves for bad debt, we cannot assure you that any future bad debt that we incur will not exceed our reserves. Furthermore, we cannot assure you that the financial instability of one or more of our distributors will not result in decreased net revenues for us and deterioration in our operating results. Distributors have, in the past, reduced planned purchases of our products due to overstocking and such reductions may occur again in the future. Moreover, distributors who have overstocked our products have, in the past, reduced their inventories of our products by selling such products at significantly reduced prices. This may occur again in the future. Any reduction in planned purchases or sales at reduced prices by distributors in the future could harm our business by, among other things, reducing the demand for our products and creating conflicts with other distributors and our direct sales efforts.

Some of our distributors and OEMs have stock rotation, limited return, on time delivery, price protection and most favored nation rights which could cause a material decrease in the average selling prices and gross profit margins of our products, either of which would have an adverse effect on our operating results and financial condition.

We generally provide our distributors and OEMs with limited stock rotation, rights of return, on time delivery and price protection rights. Three times a year, pursuant to limited stock rotation rights, some of these customers can return on average up to 15% of unsold products to us in exchange for an equal dollar amount of new products. The returned products must have been held in stock by such distributor or OEM and have been purchased within the four-month period prior to the return date. We cannot be certain that we will not experience significant returns of our products, or ensure that our shipments in the future will be on time, which could result in a material decrease in our net revenues, average selling prices, gross margins and operating results.

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

In the past, some of our direct customers have experienced problems with their financial and other resources that have impaired or significantly delayed their ability to pay us. For example, in 2005 one of our direct customers experienced difficulty related to a change in their order processing system, which delayed payments to us. We cannot be certain that any bad debt that we incur in connection with direct sales will not exceed our reserves or that the financial instability of one or more of our direct customers will not continue to adversely affect future sales of our products or our ability to collect on accounts receivable for current sales of our products.

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

Our sales cycle averages approximately four to 24 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or carrier’s budgetary constraints, including the timing of expenditures;

•	consolidation and merger discussions between wireless and wireline carriers;

•	outsourcing of inventory management by a distributor or OEM customer;

•	changes to or problems with a distributor’s, OEM’s or carrier’s internal order processing systems;

•	a distributor’s, OEM’s or carrier’s internal acceptance reviews;

•	a distributor’s, OEM’s or carrier’s staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a carrier’s product offerings;

•	the possibility of cancellation or delay of projects by distributors, OEMs or carriers; and

•	the possibility of regulatory investigations of our distributors, OEMs or carriers.

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

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results in the quarter ended March 31, 2006 and throughout 2005, 2004, and 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

Our introduction of new or enhanced products will require us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. We have historically reworked certain of our products in order to add new features that were included in subsequent releases of the products, which generally resulted in reduced gross profit margins for those products until such time as production volumes of these new products increased. We can give no assurance that these historical practices will not occur in the future and cause us to record lower net revenue or negatively affect our gross profit margins.

We rely on the introduction of new or enhanced products to offset the declining sales prices and gross profit margins of our older products, and the failure of our new or enhanced products to achieve market acceptance could result in a decline in our net revenues and operating results.

We believe that average selling prices and gross profit margins for our products will decline as such products mature and as competition intensifies. For example, the average selling price for our Wide Bank products and Adit products has decreased substantially in recent years. These decreases were due to general economic conditions and the introduction of competitive products with lower prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross profit margins will decline and such decline could adversely affect our operating results and the price of our common stock.

To develop new products or enhancements to our existing products, we will need to continue to invest in research and development, which could adversely affect our financial condition and operating results, especially if we need to increase the amount of our investment to successfully respond to developing industry standards.

As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses have increased to 23% of our net revenues for the quarter ended March 31, 2006 from 22% and 19% of our net revenues for the years ended December 31, 2005 and 2004, respectively. We plan to continue to invest significant resources in research and development, and our current plans for fiscal 2006 are to increase research and development expenditures materially. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

Our customers are subject to heavy government regulation in the telecommunications industry, and regulatory changes could adversely affect our customers’ capital expenditure budgets and result in reduced sales of our products and significant fluctuations in the price of our common stock.

Competitive local exchange carriers, or CLECs, are allowed to compete with independent local exchange carriers (“ILECs”), in the provisioning of local exchange services primarily as a result of the adoption of regulations under the Telecommunications Act of 1996, (“1996 Act”) that imposed new duties on ILECs to open their local telephone markets to competition. Although the FCC and federal district courts in various rulings in 2004 rejected efforts of several state regulators to subject certain VoIP services to intrastate telecommunications regulation, there are still uncertainties regarding other regulatory, economic, and political factors, particularly as VoIP service providers increase competitive pressures on the traditional carriers. Any changes to the 1996 Act or the regulations adopted thereunder, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

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

We are experiencing rapid consolidation in our customer base. During the past two years a number of large mergers in the telecommunications industry have been completed or announced, including the following: Cingular Wireless and AT&T wireless, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or cancelled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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

Our distributors, OEMs and direct customers frequently require rapid delivery after placing an order. Our inability to obtain sufficient quantities of the components needed to fulfil such orders has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could have an adverse effect on our net revenues and customer relationships, our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, it could take up to nine months or more for us to begin receiving adequate supplies from alternative suppliers. Furthermore, we may not be able to engage alternative suppliers to satisfy our production requirements on a timely basis, if at all. Delays in shipments by one of our suppliers have led to lost or delayed net revenues and sales opportunities in the past and may do so again in the future. For example, in the third quarter of 2004, we were not able to fulfil all of our open purchase orders of our Adit and BROADway products due to unforecasted demand and an inability to obtain the necessary parts on a timely basis.

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

We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, reduced control over procurement of critical components, product quality delivery schedules, manufacturing yields, and costs of manufacture. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take in excess of twelve months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our ability to successfully sell and market our products and could result in declines in our net revenues and operating results. Moreover, since a significant portion of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility could also have an adverse effect on our net revenues and operating results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, our business could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could negatively impact the trading price of our stock.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement, including control deficiencies that may constitute material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, our management concluded as of December 31, 2004 that we did not maintain effective controls over certain aspects of our review of our statements of cash flows and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004.

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

Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, President and Chief Executive Officer and our co-founder, could adversely affect our ability to manage our operations. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, engineering, finance, and customer support and product development personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any such persons, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

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

We have maintained compliance with ISO 9001:2000 since we were first certified in May 2000, with Telcordia OSMINE since we were first certified in the fourth quarter of 2001, and with Network Equipment Building Standards Level 3 since we were first certified in April 1998. ISO 9001:2000 is a set of comprehensive standards that provide quality assurance requirements and quality management guidance. These standards act as a model for quality assurance for companies involved with the design, testing, manufacture, delivery and service of products. Telecordia, formerly known as Bellcore, developed the OSMINE program, which is a process designed to ensure that all of the network equipment used by Regional Bell Operating Companies, or RBOCs, can be managed by the same software programs. NEBS, or Network Equipment Building Standards, are a set of performance, quality and safety requirements — which were developed internally at Bell Labs and later at Telcordia — for network switches. RBOCs and local exchange carriers rely on NEBS-compliant hardware for their central office telephone switching. We cannot assure that we will maintain these certifications. The failure to maintain any of these certifications may adversely impair the competitiveness of our products.

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

We have spent and may continue to spend significant resources identifying businesses to be acquired by us. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of our past and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with our future acquisitions.

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

In our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of our product patents, trademarks, or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the net revenues we may have received from such customers.

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

As of March 1, 2006, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our former Secretary, former CFO and Corporate Development Officer, are married. As of March 1, 2006, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our Common Stock during the quarters ended March 31, 2006 or 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
10.1	Description of Cash Incentive Bonus Plan (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed February 3, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 28th day of April 2006.

CARRIER ACCESS CORPORATION

By:	/s/ GARY GATCHELL
Gary Gatchell
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer and
Authorized Signatory