Form 10-Q
period 2006-06-30
CARRIER ACCESS CORP
filed 2006-07-27
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

On July 14, 2006, there were 34,043,395 shares of the Registrant’s common stock outstanding.

CARRIER ACCESS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2006

PART I

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$62,499	$55,279
Investments in marketable securities	51,581	53,165
Accounts receivable, net of allowance for doubtful accounts of $260 and $860 at June 30, 2006 and December 31, 2005, respectively	15,064	10,922
Income tax receivable	56	56
Deferred income taxes	239	239
Inventory, net	22,220	24,506
Prepaid expenses and other current assets	3,130	2,720

Total current assets	154,789	146,887
Property and equipment, net	10,492	11,002
Goodwill	7,588	7,588
Intangible assets, net	4,645	5,268

Total Assets	$177,514	$170,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,542	$8,516
Accrued payroll and related liabilities	3,906	3,422
Other accrued liabilities	1,425	1,021
Deferred revenue	147	422

Total current liabilities	19,020	13,381

Deferred income taxes	239	239

Total Liabilities	19,259	13,620

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at June 30, 2006 and December 31, 2005
Common stock, $0.001 par value, 60,000 shares authorized, 34,043 shares issued and outstanding at June 30, 2006, and 33,783 shares issued and outstanding at December 31, 2005	34	34
Additional paid-in capital	185,919	183,995
Accumulated deficit	(27,383)	(26,542)
Cumulative other comprehensive loss	(315)	(362)

Total Stockholders’ Equity	158,255	157,125

Total Liabilities and Stockholders’ Equity	$177,514	$170,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue, net of allowances for sales returns	$24,871	$18,925	$46,814	$33,621
Cost of Sales	13,057	11,281	24,525	20,871

Gross Profit	11,814	7,644	22,289	12,750

Operating Expenses
Research and development	7,598	4,257	12,597	9,056
Sales and marketing	3,567	3,208	6,936	6,532
General and administrative	2,557	2,035	5,442	3,718
Bad debt expense (recoveries)	(45)	58	(98)	386
Restructuring charges	—	—	—	369
Intangible asset amortization	307	307	614	614

Total Operating Expenses	13,984	9,865	25,491	20,675

Loss from Operations	(2,170)	(2,221)	(3,202)	(7,925)
Interest income	1,259	772	2,355	1,466

Loss before Income Taxes	(911)	(1,449)	(847)	(6,459)

Provision for income taxes (benefit)	(8)	—	(8)	—

Net Loss	$(903)	$(1,449)	$(839)	$(6,459)

Loss per share
Basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.19)

Weighted average common shares
Basic and diluted	33,918	34,663	33,873	34,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(839)	$(6,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,758	2,045
Provisions for (recoveries of) doubtful accounts	(98)	386
Stock-based compensation	1,183	47
Changes in operating assets and liabilities:
Accounts receivable	(4,006)	(3,147)
Income tax receivable	—	94
Inventory	2,285	315
Prepaid expenses and other	(616)	1,490
Accounts payable and accrued expenses	5,811	(1,042)

Net cash provided by (used in) operating activities	5,478	(6,271)

Cash Flows from Investing Activities
Purchase of equipment and real property	(625)	(1,119)
Purchase of marketable securities	(21,086)	(29,488)
Sales of marketable securities available for sale	22,712	34,729

Net cash provided by investing activities	1,001	4,122

Cash Flows from Financing Activities
Proceeds from exercise of stock options	741	484

Net cash provided by financing activities	741	484

Net Increase (Decrease) in Cash and Cash Equivalents	7,220	(1,665)
Cash and cash equivalents at beginning of the period	55,279	46,753

Cash and cash equivalents at end of the period	$62,499	$45,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) of Carrier Access Corporation, and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of results for the full year ended December 31, 2006, or any other period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Share-Based Payment

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006 as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. See Note 2 for further detail on the impact of SFAS 123(R) on the Company’s condensed consolidated financial statements.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from continuing operations reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding and shares of common stock subject to repurchase. The treasury stock method is used to compute the dilutive effect of options and similar instruments. Potentially dilutive shares, including shares of common stock that are subject to repurchase, are excluded from the computation of fully-diluted earnings per share from continuing operations when their effect is antidilutive. A reconciliation of weighted average shares used in computing amounts for basic and diluted earnings (loss) per share from continuing operations is presented below. There were no adjustments to net income (loss) in order to determine diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average shares
Weighted average shares outstanding – basic	33,918	34,663	33,873	34,592
Net shares assumed issued through exercises of stock options	—	—	—	—

Average shares outstanding – diluted	33,918	34,663	33,873	34,592

Diluted earnings per share	$(0.03)	$(0.04)	$(0.02)	$(0.19)

As a result of the Company’s net losses for the three and six month periods ending June 30, 2006 and 2005, all potentially dilutive securities were antidilutive and therefore were excluded from the computation of diluted loss per share. The number of shares excluded from computation of diluted net loss per share because their effect was antidilutive totaled approximately 2,351,000 and 2,728,000 as of June 30, 2006 and June 30, 2005, respectively.

Comprehensive Loss

The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss	$(903)	$(1,449)	$(839)	$(6,459)
Net change in unrealized loss on marketable securities available for sale	44	106	46	(140)

Comprehensive loss	$(859)	$(1,343)	$(793)	$(6,599)

Warranty Costs

The Company provides for the estimated costs of product warranties at the time revenue for the product is recognized. The specific terms and conditions of the warranties vary depending on the specific product sold and the terms of the customer purchase agreements. In the case of hardware, our warranties generally start from the delivery date and continue for up to five years. Software products generally are under warranty for 90 days from the date of shipment. Our warranty liability for our software is limited to “patches” and “bug” fixes that are offered as part of, and covered by, our standard product warranty. The Company accrues for warranty obligations based on historical experience and estimates of future warranty costs. Charges and accruals to the warranty liability, which is reported as a component of “other accrued liabilities” in our condensed consolidated balance sheets, during the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Product warranty liability beginning balance	$799	$601	$709	$634
Add: Current period accruals	613	202	1,079	385
Deduct: Current period charges	(371)	(187)	(747)	(403)

Product warranty liability ending balance	$1,041	$616	$1,041	$616

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

At June 30, 2006, the remaining accrued restructuring liability, which is reported as part of “other accrued liabilities” in our condensed consolidated balance sheets, consisted entirely of remaining lease payments on vacated facilities, as follows (in thousands):

Facilities and Equipment
Balance at January 1, 2005	$260
Adjustments to reserve	453
Cash payments and other uses	(471)

Balance at December 31, 2005	$242
Adjustments to reserve	—
Cash payments and other uses	(31)

Balance at March 31, 2006	$211
Adjustments to reserve	—
Cash payments and other uses	(31)

Balance at June 30, 2006	$180

2. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) reduced our pre-tax operating results and increased our net losses for the three and six month periods ended June 30, 2006 by $609,000 and $1,183,000, respectively. This expense increased basic and diluted losses per share by $0.02 and $0.03, compared to reported basic and diluted losses per share of $(0.03) and $(0.02) for the three and six month periods ended June 30, 2006, respectively. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2006 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$39	$77
Research and development	186	371
Sales and marketing	185	322
General and administrative	199	413

Stock-based compensation expense included in operating expenses	570	1,106

Total stock-based compensation expense	$609	$1,183

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending June 30, 2006, ranging from 4 1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 6 – Income Taxes below, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed consolidated statements of cash flow for the three and six month periods ending June 30, 2006.

Pro-Forma Stock Compensation Expense for the Three and Six Month Periods Ended June 30, 2005

For the three and six month periods ending June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three and six month periods ended June 30, 2005 had exercise prices equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been increased to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss	$(1,449)	$(6,459)
Add: Stock-based compensation expense, as reported	47	47
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(347)	(1,276)

Net Loss	$(1,749)	$(7,688)

Net loss per share – basic and diluted, as reported	$(0.04)	$(0.19)

Net loss per share – basic and diluted, as adjusted	$(0.05)	$(0.22)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior three and six month periods ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current three and six month periods ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options for the Three and Six Month Periods Ended June 30, 2006

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

On January 1 of each year, the lesser of two and one-half percent (2.5%) of the shares of Common Stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options are returned to the Plan as they expire and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of June 30, 2006, all outstanding options were non-qualified stock options.

During the three month periods ended June 30, 2006 and 2005, the Company granted options to non-employee directors to purchase 40,000 and 10,000 shares of common stock at an exercise price of $8.77 and $5.84 per share, respectively, under the Automatic Option Grant Program.

The following table summarizes stock options outstanding and changes during the three and six month periods ended June 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	3,215,872	$5.48
Granted	334,000	5.16
Exercised	(71,155)	1.94
Canceled or forfeited	(264,311)	6.26

Options outstanding at March 31, 2006	3,214,406	$5.47	3.38	$5,620,400
Granted	296,500	$7.60
Exercised	(189,554)	3.18
Canceled or forfeited	(60,934)	7.26

Options outstanding at June 30, 2006	3,260,418	$5.92	3.66	$10,310,100

Options exercisable at March 31, 2006	1,313,220	$6.86	2.24	$2,476,900

Options exercisable at June 30, 2006	1,284,262	$7.29	2.70	$3,777,500

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three and six month periods ended June 30, 2006, was approximately $237,000 and $963,000, respectively. Cash received from stock options exercised during the three and six month periods ended June 30, 2006 was approximately $603,000 and $741,000, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. As discussed in Note 6 – Income Taxes, the Company will record such deductions to additional paid-in capital when realized. Shares available for grant under the Plan as of June 30, 2006 were approximately 2,700,000.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.65— 0.77	453,424	1.29	$0.72	333,310	$0.70
1.12— 3.92	147,948	2.99	2.85	146,948	2.86
4.07— 4.25	464,040	4.37	4.25	187	4.07
4.30— 4.62	479,500	4.53	4.51	62,812	4.59
4.72— 5.17	391,586	4.25	4.98	12,211	4.90
5.18— 6.88	395,320	4.23	5.85	60,694	6.26
7.06— 10.02	366,800	4.42	8.09	131,300	8.32
10.10— 12.39	411,650	3.27	10.82	386,650	10.72
12.45— 37.00	150,150	2.57	18.24	150,150	18.24

	3,260,418	3.66	$5.92	1,284,262	$7.29

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $2.75 million, which is expected to be recognized over a weighted average period of approximately 1.53 years.

The weighted average per share fair value of stock options granted during the three and six month periods ending June 30, 2006 and 2005, and the assumptions used to estimate fair value as of the grant date using the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Volatility	95%	106%	100%	107%
Expected option term	4 1/2 years	5 years	4 1/2 years	5 years
Risk free interest rate	5.0%	3.7%	4.9%	3.9%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share	$4.27	$3.79	$3.71	$4.58

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

On August 26, 2005, the Company’s Board of Directors approved a modification to the expiration date of certain vested options held by certain former employees under the 1998 Stock Incentive Plan due to an extended “blackout” period. Under the terms of the modifications, former employees were granted an additional three-month period in which to exercise vested options adjusted by the number of days prior to May 5, 2005, if any, that the employee could have exercised the options. In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25”, the Company recognized compensation expense of approximately $77,000 for the year ended December 31, 2005 in connection with this modification.

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale, as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balances as of June 30, 2006
US Government securities	$25,719	$—	$(251)	$25,468
State and local governments	6,575	—	—	6,575
Corporate debt securities	19,613	—	(75)	19,538

Total Investments	$51,907	$—	$(326)	$51,581

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balances as of December 31, 2005
US Government securities	$28,489	$—	$(294)	$28,195
State and local governments	3,000	—	—	3,000
Corporate debt securities	22,043	—	(73)	21,970

Total Investments	$53,532	$—	$(367)	$53,165

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2006 and December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
June 30, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$3,714	$(7)	$21,754	$(244)	$25,468	$(251)
State and local governments	—	—	—	—	—	—
Corporate debt securities	9,764	(15)	4,824	(60)	14,588	(75)

Total Investments	$13,478	$(22)	$26,578	$(304)	$40,056	$(326)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2005	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$10,417	$(76)	$17,778	$(218)	$28,195	$(294)
State and local governments	—	—	—	—	—	—
Corporate debt securities	15,768	(71)	1,202	(2)	16,970	(73)

Total Investments	$26,185	$(147)	$18,980	$(220)	$45,165	$(367)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of June 30, 2006 and December 31, 2005, all of the Company’s investments were marketable securities classified as short-term, available for sale securities, and reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the condensed consolidated statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect.

Subsequent recoveries in the fair value, if any, are not recognized in the condensed consolidated statement of operations, but as a component of cumulative other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During the three and six month periods ended June 30, 2006 and 2005, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on US Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at June 30, 2006.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $1 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The Company is in compliance with its investment policy at June 30, 2006.

4. Inventory

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$23,463	$27,713
Work-in-process	—	1
Finished goods	5,354	4,567
Reserve for obsolescence	(6,597)	(7,775)

	$22,220	$24,506

5. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

Intangible Assets	Useful Life (years)	June 30, 2006			December 31, 2005
		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$5,100	$1,882	$3,218	$5,100	$1,520	$3,580
Developed Technology	5	2,500	1,292	1,208	2,500	1,040	1,460
Trademarks and Patents	17	306	87	219	310	82	228

Total		$7,906	$3,261	$4,645	$7,910	$2,642	$5,268

The estimated future amortization expense for intangible assets as of June 30, 2006 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2006	$623
2007	1,246
2008	1,204
2009	746
2010	685
Thereafter	141

Total	$4,645

In the third quarter of 2005, the Company completed its annual goodwill and purchased intangibles impairment tests as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Our assessments of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in SFAS 142 to the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, the Company determined that its goodwill assets and purchased intangible assets were not impaired during 2005. The Company plans to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

6. Income Taxes

The Company did not record a provision for income taxes for the three and six month periods ended June 30, 2006 or 2005 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein. The valuation allowance at June 30, 2006 includes a reserve established on the acquisition of Paragon Networks International, Inc. in 2003 related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $5.6 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these federal tax benefits is no longer considered necessary, an adjustment will be recorded directly to additional paid-in capital.

7. Commitments and Contingencies

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Guarantees

The Company provides indemnifications of varying scope and size to certain customers against claims made by third parties of intellectual property infringement arising from the use of our products. The Company evaluates estimated losses for such indemnifications under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”), as interpreted by FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of loss. To date, the Company has not encountered material costs as a result of such obligations, and has not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

Contingency

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition date have been accrued and expensed. The total estimated amount of the contingent liability as of June 30, 2006 was approximately $1.5 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Litigation

Beginning on June 3, 2004, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. No trial date has been set for this matter. The Company intends to vigorously defend the case.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice.

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

On July 3, 2006, a purported lawsuit for Inspection of Books and Records was filed in Chancery Court, Newcastle County, Delaware against Carrier Access Corporation by West Coast Management and Capital, LLC, a plaintiff in one of the three purported shareholder derivative lawsuits that were filed in the United States District Court for the District of Colorado (West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM), which as noted above, was dismissed. The case is captioned West Coast Management and Capital, LLC v. Carrier Access Corporation, Case No. 2262-N. The Complaint seeks to enforce a Delaware Section 220 request for books and records, reasonable fees and expenses, and such other and further relief that the Court may deem just and proper.

Management believes that the claims in the class action and related suits are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. Although the Court granted the Company’s Motion to Dismiss in the federal shareholder derivative lawsuits, given the pending Complaint for Inspection of Books and Records and that the federal class action lawsuits are still at a preliminary stage, management cannot at this time determine the probability of an unfavorable outcome or reasonably estimate a range of loss, if any. Litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

8. Recent Accounting Pronouncements

EITF No. 06-3, “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions”

EITF No. 06-3, “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions” provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to, sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. The guidance in this EITF is effective for interim and annual reports filed after December 15, 2006. The Company does not expect that adoption will have a significant impact on its consolidated financial statements.

EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”

EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” provides guidance to determine whether two or more inventory purchase and sales transactions with the same counterparty should be accounted for as a single exchange transaction subject to APB No. 29, “Accounting for Non-Monetary Transactions”, and whether non-monetary exchanges of inventory within the same line of business should be recognized at fair value. Inventory transactions considered as a single exchange transaction include situations where one inventory transaction is legally contingent upon another. If a legal contingency does not exist, the existence of one or more factors may indicate a single exchange transaction, including: (i) a specific legal right of offset obligations between counterparties; (ii) simultaneous inventory purchase and sales transactions; (iii) off-market terms for inventory purchase and sales transactions; and (iv) relative certainty that reciprocal inventory transactions will occur. If two or more inventory purchase and sale transactions are combined and accounted for as a single non-monetary exchange, the exchange should be accounted for at fair value if: (i) fair value is reasonably determinable and (ii) the transaction has commercial substance. All other non-monetary inventory exchanges within the same line of business should be recognized at cost. The guidance in this EITF became effective for reports filed after March 15, 2006. The adoption of this EITF did not have a material effect on the Company’s condensed consolidated financial statements.

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

Outlook

In fiscal 2006, we are focused on accelerating development of new product platforms and service cards to expand our existing Wireless radio access network solutions, and Converged Access Voice over IP solutions, increasing our sales and marketing efforts in specific geographic areas and market segments and continuing to control and improve our operating costs.

In Wireless, our strategy is to leverage our large installed base with new hardware and software solutions that enable our wireless customers to grow and expand their networks and deliver web, video and entertainment services, without requiring our customers to build separate overlay data networks. In Converged Access, we are focused on delivering technology solutions that enable our customers to deliver combined voice and internet services to their business user customers.

Our strong balance sheet and liquidity positions us well to take advantage of opportunities, as we focus primarily on organic growth of our existing business. However, we remain receptive to the acquisition of other product lines, technology or possibly other companies.

Overview

We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications,

Inc., an equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, the Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and the Axxius products in June 2003. In November 2003 we acquired the MASTERseries and BROADway product lines through our acquisition of Paragon Networks International, Inc.

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

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from incumbent local exchange carriers, or ILECs, and 5% from wireless carriers compared to approximately 8%, 9% and 69%, respectively, in the six month period ended June 30, 2006. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the three and six month periods ended June 30, 2006, direct sales to one of our customers accounted for approximately 50% of our total net revenues.

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

Historically, most of the sales of our products have been through a limited number of distributors and original equipment manufacturers, or OEMs. One distributor accounted for approximately 9% of net revenues for the six months ended June 30, 2006, and 8% and 7% of annual net revenues for fiscal years 2005 and 2004, respectively. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. We expect that the sale of our products will continue to be made to a small, and increasingly concentrated, number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business. International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 8% and 6% of our total net revenues for the six month periods ended June 30, 2006 and 2005, respectively.

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

Presentation

The presentation is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. An overview of the operational results is provided below.

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
$ in thousands		% of revenues		% of revenues		% of revenues		% of revenues
Net revenues	$24,871	100%	$18,925	100%	$46,814	100%	$33,621	100%
Cost of Goods Sold	13,057	53%	11,281	60%	24,525	52%	20,871	62%

Gross Profit	11,814	47%	7,644	40%	22,289	48%	12,750	38%
Research and development	7,598	31%	4,257	23%	12,597	27%	9,056	27%
Sales and marketing expense	3,567	14%	3,208	17%	6,936	15%	6,532	19%
General and administrative	2,557	10%	2,035	11%	5,442	12%	3,718	11%
Bad debt expense (recovery)	(45)	—%	58	—%	(98)	—%	386	1%
Restructuring charges	—	—%	—	—%	—	—%	369	1%
Intangible asset amortization	307	1%	307	1%	614	1%	614	2%

Loss from operations	(2,170)	(9%)	(2,221)	(12%)	(3,202)	(7%)	(7,925)	(23%)
Interest income	1,259	5%	772	4%	2,355	5%	1,466	4%

Income (loss) from operations, pre-tax	(911)	(4%)	(1,449)	(8%)	(847)	(2%)	(6,459)	(19%)
Income taxes (benefit)	(8)	—%	—	—%	(8)	—%	—	—%

Net income (loss)	$(903)	(4%)	$(1,449)	(8%)	$(839)	(2%)	$(6,459)	(19%)

The increase in net revenues for the three and six months ended June 30, 2006 compared to same periods in 2005 was primarily due to increases in the number of MASTERseries units sold into the wireless market and Adit 600 products sold into the converged access wireline market. We believe that the increase in units sold in 2006 was due to growth in network traffic of our wireless customers related to increased usage of wireless services. As wireless traffic increases, our products enable our wireless customers to reduce their operating expenses related to their wireless transport costs. Reduced spending by wireless carriers as a result of industry consolidation and network rationalization negatively impacted our net revenues in the prior year comparative three and six month periods ended June 30, 2005.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. For each of the six month periods ended June 30, 2006 and 2005, approximately 23% of our net revenues were derived from 16 and 19 customer sales orders, respectively. We have experienced increases in the number of orders from some of these customers as a result of increases in their capital spending budgets and more favorable economic conditions recently both in general and in the telecommunications equipment industry in particular, which has resulted in increased demand for telecommunications equipment during this period. However, in order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Gross Profit	$11,814	$7,644	$4,170	$22,289	$12,750	$9,539
% of Net Revenues	47%	40%	55%	48%	38%	75%

The increase in gross profit for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 resulted primarily from increased sales volume, in particular our MASTERseries, Adit 600 and Axxius products, as well as cost improvements in the configuration of our MASTERseries product. Our total indirect and fixed costs were substantially unchanged for the three and six months ended June 30, 2006 compared to the same periods in 2005, which contributed to higher overall gross margins due to the impact of lower fixed costs per unit produced.

We believe that average selling prices and the related gross profit margins will decline for our mature products, as they have in the past, as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We have experienced declines in average selling prices per unit for our Axxius products in 2006, for our MASTERseries, Navigator and Adit 3000 products in 2005, and in our Axxius, Navigator and Wide Bank products during 2004. In addition, new product introductions could harm our gross profit margins due to lower absorption of fixed manufacturing overhead costs per unit until production volumes increase.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Research & development expense	$7,598	$4,257	$3,341	$12,597	$9,056	$3,541
% of Net Revenues	31%	23%	79%	27%	27%	39%

Research and development expense for the quarter ended June 30, 2006 compared to the same period in 2005 increased due to increases in employee costs of approximately $1,070,000, which includes stock-based compensation expenses, and increases in software and hardware expenses of approximately $2,233,000, reflecting investments in product development. Research and development expenses for the six months ended June 30, 2006 compared to the same period in 2005 increased, as well, due to employee costs of approximately $1,773,000, including stock-based compensation expenses, and increases in software and hardware development expenses, predominantly engineering contract resources, of approximately $2,578,000, partially offset by proceeds from development agreements with two of our customers for which we earned approximately $850,000 in the first quarter ended March 31, 2006 in exchange for achieving certain milestones. We believe that our research and development expenses as a percentage of net revenues will remain substantially unchanged for the remainder of 2006 as we complete development of our existing wireless and Voice over IP projects.

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Sales & Marketing expense	$3,567	$3,208	$359	$6,936	$6,532	$404
% of Net Revenues	14%	17%	11%	15%	19%	6%

Sales and marketing expenses for the quarter ended June 30, 2006 compared to the same period in 2005 increased primarily due to hiring of additional sales employees amounting to approximately $495,000, including stock-based option compensation expenses, partially offset by a decrease in marketing expenses. Sales and marketing expenses for the six months ended June 30, 2006 compared to the same period in 2005 increased primarily due to increases in sales and marketing employee costs. We anticipate continued increases in our sales and marketing expense for the remainder of 2006 as we continue to increase coverage in selected geographic areas and market segments.

General and Administrative Expenses, Bad Debt Expense, Restructuring Charges and Intangible Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2006	2005	Change	2006	2005	Change
General & administrative expense	$2,819	$2,400	$419	$5,958	$5,087	$871
% of Net Revenues	11%	13%	17%	13%	15%	17%

General and administrative expense, including bad debt expense, restructuring charges and intangible amortization, for the quarter ended June 30, 2006 compared to the same period in 2005 increased primarily due to increases in employee costs of approximately $570,000, including staffing increases, stock-based compensation expense, offset in part by decreases in legal fees of approximately $200,000. General and administrative expenses for the six months ended June 30, 2006 compared to the same period in 2005 increased primarily due to increases in employee costs of $1,155,000, including staffing increases and stock-based compensation expense, increased legal fees of $198,000 primarily associated with ongoing securities litigation and SEC investigation, increases in corporate overhead costs such as insurance, property and sales taxes of approximately $372,000, offset by decreases in restructuring charges of $369,000 and bad debts expense of approximately $485,000. We expect that our general and administrative expenses for 2006 will be consistent with 2005, although we may experience unanticipated changes in legal expenses during 2006.

Other Income and Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Interest income	$1,259	$772	$487	$2,355	$1,466	$889
% of Net Revenues	5%	4%	63%	5%	4%	61%

Income taxes (benefit)	$(8)	$—	$(8)	$(8)	$—	$(8)
% of Net Revenues	0%	0%	0%	0%	0%	0%

Interest income for the three and six months ended June 30, 2006 compared to the same periods in 2005 increased primarily due to a favorable trend in short-term interest rates over rates in effect for 2005, and due to an increase in invested cash, cash equivalents and marketable securities.

Since the second quarter of 2002, based on our history of taxable net losses and analyses of projected net taxable income for future operating periods, we have determined that the realization of our net operating loss carry forwards, tax credit carry forwards and other deferred tax assets is not reasonably assured. Accordingly, we have recorded valuation allowances that fully reserve our deferred tax assets. The June 30, 2006 valuation allowance includes reserves for components relating to the acquisition of Paragon Networks International, Inc., stock option compensation, net operating loss carry forwards and credit carry forwards. As these net operating loss and credit carry forwards are utilized, or if we determine that it is more likely than not all or a portion of our deferred tax assets may be realized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized against goodwill for the portion related to the acquisition, against additional paid in capital for the portion relating to stock options, and in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

For the quarterly period ended June 30, 2006, we continued to maintain a strong liquidity position. As of June 30, 2006, our primary source of liquidity was cash and cash equivalents and short-term investments in marketable securities of $114.1 million compared to $108.4 million as of December 31, 2005.

Cash Flows

The following table summarizes our cash flows by activity and cash on hand as of and for the six month periods ended June 30, 2006 and 2005:

	2006	2005
Net cash provided by (used in) operating activities	$5,478	$(6,271)
Net cash provided by investing activities	1,001	4,122
Net cash provided by financing activities	741	484

Net increase (decrease) in cash and cash equivalents	7,220	(1,665)
Cash and cash equivalents at beginning of period	55,279	46,753

Cash and cash equivalents at end of period	$62,499	$45,088

Operating Activities

Changes in Operating Assets and Liabilities

Cash provided by operations was $5.5 million for the six months ended June 30, 2006 compared to $6.3 million used by operations for the six months ended June 30, 2005. Cash provided by operations for the six months ended June 30, 2006, was primarily due to our net loss of $839,000 adjusted for depreciation and amortization expense of $1.8 million, stock compensation expense of $1.2 million, decreases in net inventory of $2.3 million, increases in accounts payable and accrued expenses of $5.8 million, offset by increases accounts receivable of $4.0 million and prepaid expenses of $616,000.

For the six months ended June 30, 2005, our cash used by operations resulted from a net loss of $6.5 million adjusted for depreciation and amortization expense of $2.0 million, a decrease in prepaid expenses of approximately $1.5 million, offset by increases in accounts receivable of $3.1 million, and decreases in accounts payable and accrued expenses of approximately $1.0 million.

Cash provided by investing activities for the six months ended June 30, 2006 was $1.0 million compared to cash provided by investing activities of $4.1 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, we had net sales of $1.6 million of marketable securities compared to net sales of $5.2 million for the six months ended June 30, 2005. Our capital expenditures for the six months ended June 30, 2006 for equipment to support research, development and manufacturing activities were $625,000 compared to $1.1 million for the six months ended June 30, 2005. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2006 are not expected to exceed those of 2005.

Net cash provided by financing activities was $741,000 for the six months ended June 30, 2006, compared to $484,000 for the six months ended June 30, 2005, due to proceeds received upon exercise of options by employees. We did not make any open market purchases of our common shares during the six months ended June 30, 2006 or 2005.

Our net inventory levels decreased approximately $2.3 million to $22.2 million at June 30, 2006 from $24.5 million at December 31, 2005. The decrease was primarily the result of changes in our procurement practices and inventory management.

As of June 30, 2006 our cash requirements for the next 12 months are expected to be funded by cash from operations and income from marketable securities. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing and for other general corporate activities, as well as to vigorously defend against existing and potential litigation relating to the restatement of our consolidated financial statements.

Contractual Obligations and Commercial Commitments

As of June 30, 2006, there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K. We lease certain office, manufacturing and warehouse space under various non-cancelable operating leases, and we place orders to purchase certain items used in the manufacture of our products generally four months in advance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 8 of our condensed consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

Share-Based Payment

Prior to January 1, 2006, we accounted for stock option awards granted under our Stock Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees, and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective

+transition method, compensation expense recognized during the three and six month periods ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in increases of $0.02 and $0.03 in basic and diluted losses per share for the three and six month periods ended June 30, 2006, respectively. See Note 2 for further detail on the impact of SFAS 123(R) to our condensed consolidated financial statements.

EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” became effective for us on April 1, 2006. Adoption of this EITF had no material effect on our condensed consolidated financial statements.

We believe that there have been no other significant changes to our critical accounting policies during the six month period ended June 30, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of June 30, 2006, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of June 30, 2006, we have not used derivative instruments or engaged in hedging activities.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. The investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investments portfolio are subject to changes in fair market value in response to changes in interest rates. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $114.1 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $1.1 million per year.

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

Changes in Internal Control over Disclosure and Reporting

During the second quarter ended June 30, 2006, we upgraded our ERP software to our vendor’s current release, which involved specific upgrades primarily to the materials planning and inventory components. The upgrade was subject to internal control processes designed to provide reasonable assurance that the software applications performed as designed by the vendor, and we updated related internal controls applicable to use of the upgraded system. The upgrade was successfully completed and fully implemented during our second quarter.

There were no other changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2006 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Beginning on June 3, 2004, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. No trial date has been set for this matter. We intend to vigorously defend the case.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, we moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice.

On September 12, 2005, a purported shareholder derivative lawsuit was filed in Boulder County, Colorado District Court against several of our officers and directors naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et. al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against several of our officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig et. al. On October 24, 2005, we removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraphs. Following the granting of our Motion to Dismiss in the consolidated federal shareholder derivative lawsuits referenced above, plaintiffs in Dietz v. Koenig, et. al. filed a Notice of Dismissal of Action Pursuant to C.R.C.P. 41(a)(1)(A) on April 6, 2006, which was granted by the respective court on April 11, 2006.

On July 3, 2006, a purported lawsuit for Inspection of Books and Records was filed in Chancery Court, Newcastle County, Delaware against Carrier Access Corporation by West Coast Management and Capital, LLC, a plaintiff in one of the three purported shareholder derivative lawsuits that were filed in the United States District Court for the District of Colorado (West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM), which as noted above, was dismissed. The case is captioned West Coast Management and Capital, LLC v. Carrier Access Corporation, Case No. 2262-N. The Complaint seeks to enforce a Delaware Section 220 request for books and records, reasonable fees and expenses, and such other and further relief that the Court may deem just and proper.

Management believes that the claims in the class action and related suits are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. Although the Court granted our Motion to Dismiss in the federal shareholder derivative lawsuits, given the pending Complaint for Inspection of Books and Records and that the federal class action lawsuits are still at a preliminary stage, management cannot at this time determine the probability of an unfavorable outcome or reasonably estimate a range of loss, if any. Litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on our financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

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

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.6 million and we had a net operating loss of $9.9 million in 2005. Our quarterly revenues fluctuated in these periods as well, and we had a net operating loss of $6.5 million in the six months ended June 30, 2005. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•	The loss of, or significant reduction in purchases by, any of our large customers, one of whom was responsible for approximately 50% of our net revenues in the six months ended June 30, 2006;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions in capital spending for equipment by the telecommunications industry and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, a factor that resulted in a large decline in our product sales in 2001, 2002 and 2005;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications carriers, in part due to the changing global economic and regulatory environment;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	Costs related to acquisitions of technologies or businesses;

•	The timing, size, and mix of orders from customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets;

•	Variations in sales channels, product costs, or mix of products sold;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.

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

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases, more established channels of distribution and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Audiocodes, Cisco Systems, Inc., Eastern Research, Inc., Lucent Technologies, Inc., Natural Microsystems, RAD, Telco Systems, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small independent system integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the six months ended June 30, 2006, one of our direct customers accounted for approximately 50% of our net revenues. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfil these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor accounted for approximately 9% of our net revenues in the six months ended June 30, 2006, and 8%, and 7% of our annual net revenues in 2005 and 2004, respectively. We expect that, in the future, a significant portion of our products will continue to be sold through a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses have increased to 27% of our net revenues for the six months ended June 30, 2006 from 22% and 19% of our net revenues for the years ended December 31, 2005 and 2004, respectively. We plan to continue to invest significant resources in research and development, and our current plans for fiscal 2006 are to increase research and development expenditures materially. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

We face risks associated with changes in telecommunications regulations and tariffs that could adversely affect our customers, which in turn could adversely affect our customers’ capital expenditure budgets and result in reduced sales of our products and significant fluctuations in the price of our common stock.

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry in the United States. Changes to current FCC rules and regulations and future FCC rules and regulations could negatively affect our business. In addition, individual state government agencies assert jurisdiction over certain areas, such as tariff setting. As a result, our existing and future products and our customers’ products are subject to government rules and regulations and the uncertainties associated with the evolution and interaction of these federal and state rules and regulations. Other economic and political factors such as competitive pressures from VoIP and broadband service providers on the traditional carriers, rules regarding the unbundling of broadband and new fiber facilities and equipment used to provide services such as DSL, and whether wireline broadband Internet access services are “telecommunication” services or “information” services, could result in more or less regulation. Any changes to the Telecommunications Act of 1996 (the “1996 Act”) or the regulations adopted thereunder, the adoption or repeal of new regulations by federal or state regulatory authorities apart from or under the 1996 Act, including the E911 FCC mandate or any legal challenges to the 1996 Act could have a material adverse impact upon the market for our products.

In addition, our distributors or carrier customers may require that we modify our products to address actual or anticipated changes in the regulatory environment, or we may voluntarily decide to make such modifications. Also, uncertainty associated with future regulatory decisions may cause our customers to delay decisions regarding their capital expenditures for our equipment. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our net revenues, gross profit margins and operating results.

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

We are experiencing rapid consolidation in our customer base. During the past two years a number of large mergers in the telecommunications industry have been completed or announced, including the following: Cingular Wireless and AT&T Wireless, Lucent and Alcatel, Nokia and Siemens AG, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or cancelled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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

We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights. If we have insufficient proprietary rights or if we fail to protect those rights we have, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts and could result in a decrease in our net revenues and the price of our common stock.

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. Others may independently develop similar proprietary information and techniques or gain access to our intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all, or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, partners, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we suspended our activities related to obtaining international trademark and patent registrations in the first quarter of 2003. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, and we could ultimately be unsuccessful in protecting our intellectual property rights. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

As of July 14, 2006, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our former Secretary, former CFO and Corporate Development Officer, are married. As of July 14, 2006, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our Common Stock during the six months ended June 30, 2006 or 2005, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

Our Annual Meeting of Stockholders was held on June 7, 2006. All matters voted on were approved. The results are as follows:

1.	To elect six directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

Nominee	For	Withheld
Roger L. Koenig	31,675,035	35,963
Nancy G. Pierce	31,358,315	352,683
John W. Barnett, Jr.	31,333,547	377,451
Mark A. Floyd	31,335,967	375,031
Thomas C. Lamming	31,335,467	375,531
David R. Laube	31,335,847	375,151

2.	To ratify the appointment of HEIN & Associates, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	31,686,719
Against	10,578
Abstain	13,701

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
10.1	Description of Target Awards and Payout Formulas Under Cash Incentive Bonus Plan (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed April 28, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 27th day of July 2006.

CARRIER ACCESS CORPORATION

By:	/s/ GARY GATCHELL
Gary Gatchell
Executive Vice President and Chief Financial Officer Principal Accounting Officer and Authorized Signatory