Form 10-Q
period 2006-09-30
CARRIER ACCESS CORP
filed 2006-11-03
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

On October 13, 2006, there were 34,203,942 shares of the Registrant’s common stock outstanding.

CARRIER ACCESS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2006

PART I

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$72,542	$55,279
Investments in marketable securities	40,584	53,165
Accounts receivable, net of allowance for doubtful accounts of $267 and $860 at September 30, 2006 and December 31, 2005, respectively	9,768	10,922
Income tax receivable	66	56
Deferred income taxes	239	239
Inventory, net	21,311	24,506
Prepaid expenses and other current assets	2,582	2,720

Total current assets	147,092	146,887
Property and equipment, net	10,634	11,002
Goodwill	7,588	7,588
Intangible assets, net	4,333	5,268

Total Assets	$169,647	$170,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,225	$8,516
Accrued payroll and related liabilities	4,305	3,422
Other accrued liabilities	1,645	1,021
Deferred revenue	253	422

Total current liabilities	15,428	13,381

Deferred income taxes	239	239

Total Liabilities	15,667	13,620

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at September 30, 2006 and December 31, 2005
Common stock, $0.001 par value, 60,000 shares authorized, 34,204 shares issued and outstanding at September 30, 2006, and 33,783 shares issued and outstanding at December 31, 2005	34	34
Additional paid-in capital	186,934	183,995
Accumulated deficit	(32,829)	(26,542)
Cumulative other comprehensive loss	(159)	(362)

Total Stockholders’ Equity	153,980	157,125

Total Liabilities and Stockholders’ Equity	$169,647	$170,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue, net of allowances for sales returns	$16,083	$20,862	$62,897	$54,483
Cost of Sales	9,862	11,918	34,387	32,789

Gross Profit	6,221	8,944	28,510	21,694

Operating Expenses
Research and development	6,953	4,138	19,550	13,195
Sales and marketing	3,855	2,623	10,791	9,155
General and administrative	2,003	3,411	7,445	7,127
Bad debt expense net of recoveries	25	38	(74)	424
Restructuring charges	—	84	—	453
Intangible asset amortization	307	307	921	921

Total Operating Expenses	13,143	10,601	38,633	31,275

Loss from Operations	(6,922)	(1,657)	(10,123)	(9,581)
Interest income	1,458	820	3,813	2,286

Loss before Income Taxes	(5,464)	(837)	(6,310)	(7,295)

Provision for income taxes (benefit)	(18)	—	(25)	—

Net Loss	$(5,446)	$(837)	$(6,285)	$(7,295)

Loss per share
Basic and diluted	$(0.16)	$(0.02)	$(0.19)	$(0.21)

Weighted average common shares
Basic and diluted	34,084	34,671	33,921	34,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(6,285)	$(7,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,631	3,064
Provisions for doubtful accounts	106	424
Stock-based compensation	1,824	28
Changes in operating assets and liabilities:
Accounts receivable	1,011	(1,951)
Income tax receivable	(10)	94
Inventory	3,195	3,145
Prepaid expenses and other	(237)	2,141
Accounts payable and accrued expenses	2,294	(921)

Net cash provided by (used in) operating activities	4,529	(1,271)

Cash Flows from Investing Activities
Purchases of equipment and real property	(1,328)	(1,394)
Purchases of marketable securities	(28,869)	(41,581)
Sales of marketable securities available for sale	41,815	45,499

Net cash provided by investing activities	11,618	2,524

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,116	496

Net cash provided by financing activities	1,116	496

Net Increase in Cash and Cash Equivalents	17,263	1,749
Cash and cash equivalents at beginning of the period	55,279	46,753

Cash and cash equivalents at end of the period	$72,542	$48,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) of Carrier Access Corporation, and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results for the full year ended December 31, 2006, or any other period.

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

Earnings per Share

Basic earnings per share is computed by dividing net income or loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from continuing operations reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding and shares of common stock subject to repurchase. The treasury stock method is used to compute the dilutive effect of options and similar instruments. Potentially dilutive shares, including shares of common stock that are subject to repurchase, are excluded from the computation of fully-diluted earnings per share from continuing operations when their effect is antidilutive. A reconciliation of weighted average shares used in computing amounts for basic and diluted loss per share from continuing operations is presented below. There were no adjustments to net loss in order to determine diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average shares
Weighted average shares outstanding – basic	34,084	34,671	33,921	34,608
Net shares assumed issued through exercises of stock options	—	—	—	—

Average shares outstanding – diluted	34,084	34,671	33,921	34,608

Diluted losses per share	$(0.16)	$(0.02)	$(0.19)	$(0.21)

As a result of the Company’s net losses for the three and nine month periods ending September 30, 2006 and 2005, all potentially dilutive securities were antidilutive and therefore were excluded from the computations of diluted losses per share. The number of shares excluded from computations of diluted net losses per share because their effect was antidilutive totaled approximately 2,379,200 and 1,396,000 as of September 30, 2006 and September 30, 2005, respectively.

Comprehensive Loss

The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss	$(5,446)	$(837)	$(6,285)	$(7,295)
Net change in unrealized loss on marketable securities available for sale	157	(94)	203	(234)

Comprehensive loss	$(5,289)	$(931)	$(6,082)	$(7,529)

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Product warranty liability beginning balance	$1,041	$616	$709	$634
Add: Current period accruals	700	284	1,779	669
Deduct: Current period charges	(398)	(218)	(1,145)	(621)

Product warranty liability ending balance	$1,343	$682	$1,343	$682

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

At September 30, 2006, the remaining accrued restructuring liability, which is reported as part of “other accrued liabilities” in our condensed consolidated balance sheets, consisted entirely of remaining lease payments on vacated facilities, as follows (in thousands):

Facilities and Equipment
Balance at January 1, 2005	$260
Adjustments to reserve	453
Cash payments and other uses	(471)

Balance at December 31, 2005	$242
Adjustments to reserve	—
Cash payments and other uses	(31)

Balance at March 31, 2006	$211
Adjustments to reserve	—
Cash payments and other uses	(31)

Balance at June 30, 2006	$180
Adjustments to reserve	—
Cash payments and other uses	(32)

Balance at September 30, 2006	$148

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

The adoption of SFAS 123(R) reduced our pre-tax operating results and increased our net losses for the three and nine month periods ended September 30, 2006 by $638,800 and $1,823,400, respectively. This expense increased basic and diluted losses per share by $(0.02) and $(0.05), compared to reported basic and diluted losses per share of $(0.16) and $(0.19) for the three and nine month periods ended September 30, 2006, respectively. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2006 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$35	$112
Research and development	187	558
Sales and marketing	228	550
General and administrative	189	603

Stock-based compensation expense included in operating expenses	604	1,711

Total stock-based compensation expense	$639	$1,823

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending September 30, 2006, ranging from 4 1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 6 – Income Taxes below, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed consolidated statements of cash flow for the three and nine month periods ending September 30, 2006.

Pro-Forma Stock Compensation Expense for the Three and Nine Month Periods Ended September 30, 2005

For the three and nine month periods ending September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. All options granted during the three and nine month periods ended September 30, 2005 had exercise prices equal to the closing market price of the underlying common stock on the grant date. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been increased to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Loss – as reported	$(837)	$(7,295)
Add: Stock-based compensation expense, as reported	(19)	28
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(486)	(2,082)

Net Loss – pro-forma	$(1,342)	$(9,349)

Net loss per share – basic and diluted, as reported	$(0.02)	$(0.21)

Net loss per share – basic and diluted, pro-forma	$(0.04)	$(0.27)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior three and nine month periods ended September 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current three and nine month periods ended September 30, 2006 under SFAS 123(R) are not directly comparable.

In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options for the Three and Nine Month Periods Ended September 30, 2006

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

On January 1 of each year, the lesser of two and one-half percent (2.5%) of the shares of Common Stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options are returned to the Plan as they expire and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of September 30, 2006, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the three and nine month periods ended September 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	3,215,872	$5.48
Granted	334,000	5.16
Exercised	(71,155)	1.94
Canceled or forfeited	(264,311)	6.26

Options outstanding at March 31, 2006	3,214,406	$5.47	3.38	$5,620,400
Granted	296,500	$7.60
Exercised	(189,554)	3.18
Canceled or forfeited	(60,934)	7.26

Options outstanding at June 30, 2006	3,260,418	$5.92	3.66	$10,310,100
Granted	92,500	$7.64
Exercised	(160,547)	2.34
Canceled or forfeited	(98,598)	8.20

Options outstanding at September 30, 2006	3,093,773	$6.09	3.56	$6,611,200

Options exercisable at March 31, 2006	1,313,220	$6.86	2.24	$2,476,900

Options exercisable at June 30, 2006	1,284,262	$7.29	2.70	$3,777,500

Options exercisable at September 30, 2006	1,214,404	$7.45	2.59	$2,696,200

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three and nine month periods ended September 30, 2006, was approximately $978,900 and

$2,179,000, respectively. Cash received from stock options exercised during the three and nine month periods ended September 30, 2006 was approximately $374,900 and $1,116,100, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. Shares available for grant under the Plan as of September 30, 2006 were approximately 2,732,800.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.65— 0.77	362,027	1.02	$0.71	301,266	$0.70
1.12— 3.92	115,134	3.40	2.76	114,571	2.77
4.07— 4.25	457,012	4.12	4.25	375	4.07
4.30— 4.62	479,500	4.27	4.51	76,875	4.59
4.72— 5.17	364,125	4.05	4.99	11,843	4.97
5.18— 6.88	383,375	4.09	5.86	65,687	6.32
6.92— 8.93	345,300	4.60	7.85	84,300	7.66
9.12— 11.10	350,650	2.98	10.33	345,650	10.35
11.18— 37.00	236,650	2.72	15.87	213,837	16.24

	3,093,773	3.56	$6.09	1,214,404	$7.45

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $2,365,200, which is expected to be recognized over a weighted average period of approximately 1.38 years.

The weighted average per share fair value of stock options granted during the three and nine month periods ending September 30, 2006 and 2005, and the assumptions used to estimate fair value as of the grant date using the Black-Scholes option pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Volatility	95%	105%	100%	106%
Expected option term	4 1/2 years	5 years	4 1/2 years	5 years
Risk free interest rate	4.81%	4.2%	4.89%	4.0%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share	$4.45	$4.11	$3.80	$4.52

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

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale, as follows (in thousands):

Balances as of September 30, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$19,298	$1	$(125)	$19,174
State and local governments	7,625	—	—	7,625
Corporate debt securities	13,820	—	(35)	13,785

Total Investments	$40,743	$1	$(160)	$40,584

Balances as of December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$28,489	$—	$(294)	$28,195
State and local governments	3,000	—	—	3,000
Corporate debt securities	22,043	—	(73)	21,970

Total Investments	$53,532	$—	$(367)	$53,165

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2006 and December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
September 30, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$799	$—	$15,375	$(125)	$16,174	$(125)
State and local governments	—	—	—	—	—	—
Corporate debt securities	3,995	(2)	4,845	(33)	8,840	(35)

Total Investments	$4,794	$(2)	$20,220	$(158)	$25,014	$(160)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2005	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$10,417	$(76)	$17,778	$(218)	$28,195	$(294)
State and local governments	—	—	—	—	—	—
Corporate debt securities	15,768	(71)	1,202	(2)	16,970	(73)

Total Investments	$26,185	$(147)	$18,980	$(220)	$45,165	$(367)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of September 30, 2006 and December 31, 2005, all of the Company’s investments were marketable securities classified as short-term, available for sale securities, and reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the condensed consolidated statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the condensed consolidated statement of operations, but as a component of cumulative other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During the three and nine month periods ended September 30, 2006 and 2005, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on US Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at September 30, 2006.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $1 million or 10% of total investments, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The Company is in compliance with its investment policy at September 30, 2006.

4. Inventory

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$22,917	$27,713
Work-in-process	5	1
Finished goods	5,236	4,567
Reserve for obsolescence	(6,847)	(7,775)

	$21,311	$24,506

5. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

		September 30, 2006			December 31, 2005
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$5,100	$2,064	$3,036	$5,100	$1,520	$3,580
Developed Technology	5	2,500	1,417	1,083	2,500	1,040	1,460
Trademarks and Patents	17	306	92	214	310	82	228

Total		$7,906	$3,573	$4,333	$7,910	$2,642	$5,268

The estimated future amortization expense for intangible assets as of September 30, 2006 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2006	$312
2007	1,246
2008	1,204
2009	746
2010	685
Thereafter	140

Total	$4,333

In the third quarter of 2006, the Company completed its annual goodwill and purchased intangibles impairment tests as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Our assessment of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in SFAS 142, to the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, the Company determined that its goodwill assets and purchased intangible assets were not impaired. The Company plans to continue to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

6. Income Taxes

The Company did not record a provision for income taxes for the three and nine month periods ended September 30, 2006 or 2005 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein. The valuation allowance at September 30, 2006 includes a reserve established on the acquisition of Paragon Networks International, Inc. in 2003 related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $6.6 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these federal tax benefits is no longer considered necessary, and actual tax benefits realized are less than deferred taxes recognized, an adjustment will be recorded directly to additional paid-in capital.

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

Contingency

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition date have been accrued and expensed. The total estimated amount of the contingent liability as of September 30, 2006 is approximately $1.5 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

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

8. Subsequent Event

On October 24, 2006, the Company completed the purchase of a wholly owned foreign enterprise located near Shanghai, China. The purchase was made to expand our international presence and capabilities. The Company does not expect the purchase to have a material effect on its operating results or financial position.

9. Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), prescribes how a company should recognize, measure, present and disclose uncertain income tax positions. A “tax position” is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current or deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets. A change in net assets that results from the application of FIN 48 is recorded as an adjustment to retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of adopting FIN 48 on its consolidated financial statements.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), was issued to eliminate diversity in practice with respect to quantification and evaluation of financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and the “iron curtain” methods. The “roll-over” method focuses on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements. The “iron curtain” method focuses on the effect of correcting the period end balance sheet. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is referred to as the “dual approach” because it requires quantification of errors under both the “roll-over” and the “iron curtain” methods. The Company will adopt SAB 108 in connection with the preparation of our consolidated financial statements for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material effect on the company’s consolidated financial statements.

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. “Fair value” is defined as a market-based exchange price, or the price that would be received to sell the asset or paid to transfer the liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that adoption will have a material effect on its consolidated financial statements.

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

Outlook

In fiscal 2006, we are focused on accelerating development of new product platforms and service cards to expand our existing Wireless radio access network solutions and Converged Access Voice over IP solutions.

In Wireless, our strategy is to leverage our large installed customer base with new hardware and software solutions that enable our global wireless customers to grow and expand their networks and deliver web, video and entertainment services, without requiring our customers to build separate overlay data networks. In Converged Access, we are focused on delivering technology solutions that enable our customers to deliver combined voice and internet services to their business user customers.

Our strong balance sheet and liquidity positions us well to take advantage of opportunities, as we focus primarily on organic growth of our existing business. However, we remain receptive to the acquisition of other product lines, technology or possibly other companies.

Overview

We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, the Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and the Axxius products in September 2003. In November 2003 we acquired the MASTERseries and BROADway product lines through our acquisition of Paragon Networks International, Inc.

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

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from incumbent local exchange carriers, or ILECs, and 5% from wireless carriers compared to approximately 9%, 9% and 51%, respectively, in the nine month period ended September 30, 2006. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue. For the three and nine month periods ended September 30, 2006, direct sales to one of our customers accounted for approximately 20% and 42% of our total net revenues, respectively.

When the downturn in the telecommunications industry adversely affected our net revenue and operating results in late 2000, we reduced our operating expenses and implemented restructuring plans in an effort to better position our business for the long term. We continue to focus on cost controls and to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as economic conditions improve and demand recovers, a gradually improving trend that we started to see beginning in 2003. However, we believe current economic conditions and industry consolidation may continue to cause our customers and potential customers to defer and reduce capital spending. For example, in the three months ended September 30, 2006, one of our major wireless customers deferred certain projects until 2007, resulting in lower than anticipated sales to that customer.

Historically, most of the sales of our products have been through a limited number of distributors, original equipment manufacturers (“OEMs”) and direct customers. One distributor accounted for approximately 11% of net revenues for the nine months ended September 30, 2006, and 8% and 7% of annual net revenues for fiscal years 2005 and 2004, respectively. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. Sales to direct customers accounted for approximately 82% of our net revenues in the nine months ended September 30, 2006. We expect that the sale of our products will continue to be made to a small, and increasingly concentrated, number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business. International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 10% and 3% of our total net revenues for the nine month periods ended September 30, 2006 and 2005, respectively.

Our net revenues continue to be affected by the timing and number of orders for our products, which continue to vary from quarter to quarter due to factors such as demand for our products, economic conditions, and the financial stability, budgets, and ordering patterns of our direct customers, distributors, and OEMs. In addition, a significant portion of our net revenues has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of OEM and direct sales to customers continues to increase since such customers typically place larger orders than our distributors. The timing of such orders and our ability to fulfill them has caused material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

Presentation

The presentation is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. An overview of the operational results is provided below.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
$ in thousands		% of revenues		% of revenues		% of revenues		% of revenues
Net revenues	$16,083	100%	$20,862	100%	$62,897	100%	$54,483	100%
Cost of Goods Sold	9,862	61%	11,918	57%	34,387	55%	32,789	60%

Gross Profit	6,221	39%	8,944	43%	28,510	45%	21,694	40%
Research and development	6,953	43%	4,138	20%	19,550	31%	13,195	24%
Sales and marketing expense	3,855	24%	2,623	13%	10,791	17%	9,155	17%
General and administrative	2,003	13%	3,411	16%	7,445	12%	7,127	13%
Bad debt expense, net of recoveries	25	—%	38	—%	(74)	—%	424	1%
Restructuring charges	—	—%	84	—%	—	—%	453	1%
Intangible asset amortization	307	2%	307	2%	921	1%	921	1%

Loss from operations	(6,922)	(43%)	(1,657)	(8%)	(10,123)	(16%)	(9,581)	(17%)
Interest income	1,458	9%	820	4%	3,813	6%	2,286	4%

Income (loss) from operations, pre-tax	(5,464)	(34%)	(837)	(4%)	(6,310)	(10%)	(7,295)	(13%)
Income taxes (benefit)	(18)	—%	—	—%	(25)	—%	—	—%

Net income (loss)	$(5,446)	(34%)	$(837)	(4%)	$(6,285)	(10%)	$(7,295)	(13%)

The decrease in net revenues for the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to a decrease in the number of MASTERseries units sold into the wireless market, partially offset by increases in Axxius and Broadmore products. The decrease in MASTERseries units sold in 2006 was due to lower than anticipated sales to one of our major wireless customers. The increase in net revenues for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to increases in the number of MASTERseries units sold into the wireless market in the first and second quarters of 2006, and Adit 600 products sold into the converged access market. These increases were partially offset by decreases in sales of our Broadway products and the decrease in the number of MASTERseries units sold into the wireless market in the third quarter of 2006 discussed above.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. For each of the nine month periods ended September 30, 2006 and 2005, approximately 23% of our net revenues were derived from 22 and 8 customer sales orders, respectively. We have experienced increases in the number of orders from some of these customers as a result of increases in their capital spending budgets and more favorable economic conditions recently both in general and in the telecommunications equipment industry in particular, which has resulted in increased demand for telecommunications equipment during this period. However, in order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, capital equipment budgets of our customers, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Gross Profit	$6,221	$8,944	$(2,723)	$28,510	$21,694	$6,816
% of Net Revenues	39%	43%	(4)%	45%	40%	5%

The decrease in gross profit for the three month period ended September 30, 2006 compared to the same period in 2005 resulted primarily from decreased sales volume, in particular our MASTERseries products, offset in part by volume increases in our Adit 600, Axxius and Broadmore products. The increase in gross profit for the nine month period ended September 30, 2006 compared to the same period in 2005 resulted primarily from increased sales volume, primarily our MASTERseries and Adit 600 products, as well as cost improvements in the configuration of our MASTERseries product. Our total indirect and fixed costs were substantially unchanged for the three and nine months ended September 30, 2006 compared to the same periods in 2005, which contributed to lower overall gross margins in the most recent quarter, and conversely to higher overall margins year-to-date due to the impacts of indirect and fixed costs allocations to units produced.

We believe that average selling prices and the related gross profit margins will decline for our mature products, as they have in the past, as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We have experienced declines in average selling prices per unit for our Adit 600 and Wide Bank products in 2006, for our MASTERseries, Navigator and Adit 3000 products in 2005, and in our Axxius, Navigator and Wide Bank products during 2004. In addition, new product introductions or significant reduction in production in response to customer demand could harm our gross profit margins due to lower absorption of fixed manufacturing overhead costs per unit until production volumes increase.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Research & development expense	$6,953	$4,138	$2,815	$19,550	$13,195	$6,355
% of Net Revenues	43%	20%	23%	31%	24%	7%

Research and development expense for the quarter ended September 30, 2006 compared to the same period in 2005 increased due to increases in employee costs including stock-based compensation expenses of approximately $1,328,000, and increases in software and hardware expenses of approximately $1,447,000, reflecting investments in product development for new global opportunities. Research and development expenses for the nine months ended September 30, 2006 compared to the same period in 2005 increased, as well, due to employee costs of approximately $3,100,000, including stock-based compensation expenses, and increases in software and hardware development expenses, predominantly engineering contract resources, of approximately $4,011,000, partially offset by proceeds from development agreements with two of our customers for which we earned approximately $952,000 in the nine months ended September 30, 2006 in exchange for achieving certain milestones. We believe that our level of research and development expenses will remain substantially unchanged for the remainder of 2006 as we complete development of our existing wireless and Voice over IP projects.

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Sales & Marketing expense	$3,855	$2,623	$1,232	$10,791	$9,155	$1,636
% of Net Revenues	24%	13%	11%	17%	17%	—%

Sales and marketing expenses for the quarter ended September 30, 2006 compared to the same period in 2005 increased primarily due to the costs of additional sales employees amounting to approximately $870,000, including stock-based option compensation expenses, an increase in base commission expense of $305,000, and increases in travel and consulting expenses. Sales and marketing expenses for the nine months ended September 30, 2006 compared to the same period in 2005 increased primarily due to increases in sales and marketing employee costs of $1,315,000 including stock-based compensation and recruiting expenses, an increase in base commission expense of $267,000, and increases in travel and consulting expenses. We anticipate continued increases in our sales and marketing expense for the remainder of 2006 as we continue to increase coverage in selected geographic areas and market segments.

General and Administrative Expenses, Bad Debt Expense, Restructuring Charges and Intangible Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2006	2005	Change	2006	2005	Change
General & administrative expense	$2,335	$3,840	$(1,505)	$8,292	$8,925	$(633)
% of Net Revenues	15%	18%	(3)%	13%	16%	(3)%

General and administrative expense, including bad debt expense, restructuring charges and intangible amortization, for the quarter ended September 30, 2006 compared to the same period in 2005 decreased primarily due to decreases in audit and legal fees from amounts incurred during the comparative 2005 quarter related to the restatement amounting to $1,712,000, an insurance recovery under our Director and Officer insurance policy of $232,000, and a decrease in restructuring expenses, offset by increases due to hiring of additional employees of approximately $391,000, including stock-based compensation expense. General and administrative expenses for the nine months ended September 30, 2006 compared to the same period in 2005 decreased primarily as a result of decreases of $1,698,000 in audit and legal fees primarily associated with ongoing securities litigation from amounts incurred during the comparative 2005 year to date period and decreases in restructuring charges of $453,000, offset by increases in employee costs of $1,589,000, including staffing increases and stock-based compensation expense. We expect that our general and administrative expenses for 2006 will be consistent with 2005, although we may experience significant variability in legal expenses during 2006.

Other Income and Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2006	2005	Change	2006	2005	Change
Interest income	$1,458	$820	$638	$3,813	$2,286	$1,527
% of Net Revenues	9%	4%	5%	6%	4%	2%

Income taxes (benefit)	$(18)	$—	$(18)	$(25)	$—	$(25)
% of Net Revenues	—%	—%	—%	—%	—%	—%

Interest income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 increased primarily due to a favorable trend in short-term interest rates over rates in effect for 2005, and due to an increase in invested cash, cash equivalents and marketable securities.

Since the second quarter of 2002, based on our history of taxable net losses and analyses of projected net taxable income for future operating periods, we have determined that the realization of our net operating loss carry forwards, tax credit carry forwards and other deferred tax assets is not reasonably assured. Accordingly, we have recorded valuation allowances that fully reserve our deferred tax assets. The September 30, 2006 valuation allowance includes reserves for components relating to the acquisition of Paragon Networks International, Inc., stock option compensation, net operating loss carry forwards and credit carry forwards. As these net operating loss and credit carry forwards are utilized, or if we determine that it is more likely than not all or a portion of our deferred tax assets may be realized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized as an addition to goodwill for the portion related to the acquisition, subject to certain limitations to additional paid in capital for the portion relating to stock options, and in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

For the quarterly period ended September 30, 2006, we continued to maintain a strong liquidity position. As of September 30, 2006, our primary source of liquidity was cash and cash equivalents and short-term investments in marketable securities of $113.1 million compared to $108.4 million as of December 31, 2005.

Cash Flows

The following table summarizes our cash flows by activity and cash on hand as of and for the nine month periods ended September 30, 2006 and 2005:

	2006	2005
Net cash provided by (used in) operating activities	$4,529	$(1,271)
Net cash provided by investing activities	11,618	2,524
Net cash provided by financing activities	1,116	496

Net increase in cash and cash equivalents	17,263	1,749
Cash and cash equivalents at beginning of period	55,279	46,753

Cash and cash equivalents at end of period	$72,542	$48,502

Operating Activities

Changes in Operating Assets and Liabilities

Cash provided by operations was $4.5 million for the nine months ended September 30, 2006 compared to $1.3 million used by operations for the nine months ended September 30, 2005. Cash provided by operations for the nine months ended September 30, 2006, was primarily due to our net loss of $6.3 million adjusted for depreciation and amortization expense of $2.6 million, stock compensation expense of $1.8 million, decreases in net accounts receivable of $1.0 million, net inventory of $3.2 million and prepaid expenses and other items of $141,000, and increases in accounts payable and accrued expenses of $2.3 million. Recoveries of previously reserved accounts receivable were $179,000, which exceeded the provision of $106,000 for the nine months ended September 30, 2006.

For the nine months ended September 30, 2005, our cash used by operations resulted from a net loss of $7.3 million adjusted for depreciation and amortization expense of $3.1 million, an increase of $2.0 million in net accounts receivable, and decreases in inventories of $3.2 million, prepaid expenses and other items of $2.7 million, and accounts payable and accrued expenses of $921,000.

Cash provided by investing activities for the nine months ended September 30, 2006 was $11.6 million compared to cash provided by investing activities of $2.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we had net sales of $12.9 million of marketable securities compared to net sales of $3.9 million for the nine months ended September 30, 2005. Our capital expenditures for the nine months ended September 30, 2006 for equipment to support research, development and manufacturing activities were $1.3 million compared to $1.4 million for the nine months ended September 30, 2005. We believe our current facilities are sufficient to meet our current operating requirements.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2006, compared to $496,000 for the nine months ended September 30, 2005, due to proceeds received upon exercise of options by employees. We did not make any open market purchases of our common shares during the nine months ended September 30, 2006 or 2005.

Our net inventory levels decreased approximately $3.2 million to $ 21.3 million at September 30, 2006 from $24.5 million at December 31, 2005. The decrease was primarily the result of changes in our procurement practices and inventory management.

As of September 30, 2006 our cash requirements for the next 12 months are expected to be funded by cash from operations and income from marketable securities. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing, marketing, selling and supporting our products, and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing and for other general corporate activities, as well as to vigorously defend against existing and potential litigation relating to the restatement of our consolidated financial statements.

Contractual Obligations and Commercial Commitments

As of September 30, 2006, there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K. We lease certain office, manufacturing and warehouse space under various non-cancelable operating leases, and we place orders to purchase certain items used in the manufacture of our products generally four months in advance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 of our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

Share-Based Payment

Prior to January 1, 2006, we accounted for stock option awards granted under our Stock Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees, and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation expense recognized during the three and nine month periods ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in increases of $(0.02) and $(0.05) in basic and diluted losses per share for the three and nine month periods ended September 30, 2006, respectively. See Note 2 for further detail on the impact of SFAS 123(R) to our condensed consolidated financial statements.

We believe that there have been no other significant changes to our critical accounting policies during the nine month period ended September 30, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of September 30, 2006, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities.

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

Given the current balance of $ 113.1 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $ 1.1 million per year.

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

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased the Company’s publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with the Company’s announcement of its intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. No trial date has been set for this matter. The Company intends to vigorously defend the case.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of the Company’s officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice.

On September 12, 2005, a purported shareholder derivative lawsuit was filed in Boulder County, Colorado District Court against several of the Company’s officers and directors naming Carrier Access as a nominal defendant. This case is captioned Dietz v. Koenig, et. al. On September 28, 2005 a purported shareholder derivative lawsuit was filed in the 20th District in the State of Colorado, Boulder County District Court, against several of the Company’s officers and directors and naming Carrier Access as a nominal defendant. This case is captioned Novak v. Koenig et. al. On October 24, 2005, the Company removed the Novak action to federal court and the parties have stayed the Dietz matter pending the above filed motions. The Dietz and Novak complaints include claims for breach of fiduciary duty, violation of by-laws and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraphs. Following the granting of the Company’s Motion to Dismiss in the consolidated federal shareholder derivative lawsuits referenced above, plaintiffs in Dietz v. Koenig, et. al. filed a Notice of Dismissal of Action Pursuant to C.R.C.P. 41(a)(1)(A) on April 6, 2006, which was granted by the respective court on April 11, 2006.

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

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.6 million and we had a net operating loss of $9.9 million in 2005. Our quarterly revenues fluctuated in these periods as well, and we had net operating losses of $10.1 and $9.6 million in the nine months ended September 30, 2006 and 2005, respectively. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•	The loss of, or significant reduction in purchases by, any of our large customers, which did occur in the quarter ended September 30, 2006, one of whom was responsible for approximately 42% of our net revenues in the nine months ended September 30, 2006;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions and slowdowns in capital spending for equipment by the telecommunications industry;

•	Delay in the introduction and market acceptance of new technologies and products and our success in new markets;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	Costs related to acquisitions of technologies or businesses;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	The timing, size, and mix of orders from customers;

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications carriers, in part due to the changing global economic and regulatory environment;

•	Variations in sales channels, product costs, or mix of products sold;

•	Our ability to achieve targeted cost reductions and to execute on our strategy and operating plans; and

•	Potential difficulties in completing projects associated with in-process research and development.

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

Our net revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our net revenues and results include the following:

•	The cancellation or deferral of existing customer orders, which occurred in the quarter ended September 30, 2006, or the renegotiation pricing in existing contracts;

•	Consolidation among our carrier customers resulting in a decrease of capital budget and expenditures;

•	Fluctuation in demand for our voice and data infrastructure products and the timing and size of customer orders;

•	Consolidation and/or reorganization post-merger of certain customers;

•	The failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy or post bankruptcy reorganization;

•	The length and variability of the sales cycle for our products; and

•	The timing of revenue recognition and amount of deferred revenues.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our market share and product sales could be adversely affected, resulting in a decline in our net revenues and deterioration of our operating results.

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases, more established channels of distribution and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Audiocodes, Cisco Systems, Inc, Lucent Technologies, Inc., Natural Microsystems, RAD, Sycamore Networks, Telco Systems, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small independent system integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

Our net revenues and gross profit margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry, such as the merger of Cingular and AT&T Wireless, and the merger of Sprint and Nextel, or otherwise could lead to a softening in demand or delay procurement of our products and services. Such factors resulted in a decrease in revenues and earnings in the current quarter ended September 30, 2006, and in the third and fourth quarter of 2004 and during 2005, and could result in decreases in net revenues and earnings in future periods.

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenues and the price of our common stock.

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. Approximately 82% of our net revenues for the nine months ended September 30, 2006 were made to direct customers. For the nine months ended September 30, 2006, one of our direct customers accounted for approximately 42% of our net revenues. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations, delays of orders and significant reductions in product forecasts in the past, and we expect to continue to experience order cancellations and delays from time to time in the future. For example, in the quarter ended September 30, 2006, one of our major wireless customers deferred certain projects until 2007, resulting in lower than anticipated sales to that customer in the quarter. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfil these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor accounted for approximately 11% of our net revenues in the nine months ended September 30, 2006, and 8%, and 7% of our annual net revenues in 2005 and 2004, respectively. We expect that, in the future, a significant portion of our products will continue to be sold through a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

We also provide certain distributors and OEMs with price protection rights in which we are required to provide advance notice of price decreases. Orders we receive from distributors or OEMs within the advance notice period are filled at the existing, lower product price. In the event of a price decrease, we may be required to credit distributors and OEMs the difference in price for any stock they have in their inventory. In addition, we grant certain of our distributors and OEMs “most favored customer” terms, pursuant to which we have agreed not to knowingly grant similar distributors or OEMs the right to resell the same products on terms more favorable than those granted to the existing distributor or OEM, without offering the more favorable terms to the existing distributor or OEM. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross profit margins of our products, which could in turn have a material adverse effect on distributor or OEM inventories, our business, net revenues, financial condition, and operating results.

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

In addition, we sell a moderate volume of products to wireline and wireless carriers. The carrier market continues to experience significant consolidation and related post-consolidation reorganization. Many of our carrier customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. For example, one of our large customers must rely on funding from its parent to fund operating losses and meet its working capital, capital expenditure, debt service and other obligations.

Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers could be harmed. In addition, if one or more of these carriers fail, we could face a loss in net revenues and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as a corresponding decrease in our customer base and future net revenues. Furthermore, a significant portion of our sales to competitive carriers is made through independent distributors. The failure of one or more carriers could cause a distributor to experience business failure and/or default on payments to us.

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

Our sales cycle averages approximately four to 24 months but can take longer in the case of incumbent local exchange carriers, or ILECs, and other end-users. This process is often subject to delays because of factors over which we have little or no control, including:

•	a distributor’s, OEM’s or direct carrier customer’s budgetary constraints, including the timing of expenditures;

•	consolidation and merger discussions between wireless and wireline carriers;

•	outsourcing of inventory management by a distributor or OEM customer;

•	changes to or problems with a distributor’s, OEM’s or carrier’s internal order processing systems;

•	a distributor’s, OEM’s or carrier’s internal acceptance reviews;

•	a distributor’s, OEM’s or carrier’s staffing levels and availability of lab time for product testing;

•	the success and continued internal support and development of a carrier’s product offerings;

•	the possibility of cancellation or delay of projects by distributors, OEMs or carriers; and

•	the possibility of regulatory investigations of our distributors, OEMs or carriers.

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

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results for the current quarter ended September 30, 2006, and throughout 2005, 2004, and 2003. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses have increased to 31% of our net revenues for the nine months ended September 30, 2006 from 22% and 19% of our net revenues for the years ended December 31, 2005 and 2004, respectively. We plan to continue to invest significant resources in research and development, and our current plans for fiscal 2006 are to increase research and development expenditures materially. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

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

We are experiencing rapid consolidation in our customer base. During the past two years a number of large mergers in the telecommunications industry have been completed or announced, including the following: Cingular Wireless and AT&T Wireless, Lucent and Alcatel, Nokia and Siemens AG, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and AT&T & BellSouth. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or cancelled orders. For instance, in the third and fourth quarters of 2004, market consolidation in the wireless industry relating to the merger of Cingular and AT&T Wireless and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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

Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur, we may be subject to:

•	delays in or losses of market acceptance and sales;

•	penalties for network outages in our installed network base;

•	penalties for late delivery of new products;

•	product returns;

•	diversion of development resources resulting in new product development delay;

•	injury to our reputation; or

•	increased service and warranty costs.

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

We are in the process of expanding into international markets, and we anticipate increased sales from these markets. A number of factors inherent to these markets expose us to significantly more risk than U.S. based business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	legal regulations and requirements in foreign countries;

•	potential political unrest;

•	foreign currency exchange exposure;

•	exposure to foreign income taxes resulting in higher and potentially more volatile worldwide income taxes;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenues.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

As of October 13, 2006, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Corporate Development Officer and former Secretary and CFO, are married. As of October 13, 2006, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our Common Stock during the nine months ended September 30, 2006 or 2005, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

10.1*	Master Purchase Agreement between Cingular Wireless LLC and Paragon Networks International, Inc. effective December 1, 2002.

10.2*	Amendment No. 1 to Master Purchase Agreement between Cingular Wireless LLC and Carrier Access Corporation effective March 12, 2004.

10.3*	Supplement A to Master Purchase Agreement between Cingular Wireless LLC and Carrier Access Corporation effective July 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 3rd day of November 2006.

CARRIER ACCESS CORPORATION

By:	/S/ GARY GATCHELL
Gary Gatchell Executive Vice President and Chief Financial Officer Principal Accounting Officer and Authorized Signatory