Form 10-K
period 2006-12-31
CARRIER ACCESS CORP
filed 2007-03-16
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of Class)

The NASDAQ Stock Market, LLC

(NASDAQ Global Market)

(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006 there were 34,043,395 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market (now known as the NASDAQ Global Market) on June 30, 2006, the last business day of the second quarter of 2006) was $173,767,412. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2007, there were 34,402,036 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CARRIER ACCESS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

PART I

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the documents incorporated by reference in this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of the federal securities laws. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “believe”, “could”, “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements are based on current expectations and involve known and unknown risks, uncertainties and situations, including those disclosed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements implied by these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K for any reason.

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

Industry Overview

The pervasive use of the Internet, the introduction of new bandwidth-intensive applications, and widespread adoption of numerous mobile communications devices capable of connecting to the Internet have fueled demand for media-rich Internet services, such as picture mail, music downloads, games, enhanced text messages, wireless web, and real-time video. Similarly, businesses are demanding new services customized to meet their personal communications needs, such as web conferencing, virtual private networks, or VPNs, which allow companies to extend their secure networks using the Internet, and voice over Internet protocol, (“VoIP”), which is the transmission of voice over the Internet. Broadband wireline and wireless Internet access are experiencing rapid growth as they become the primary means by which these services are enabled.

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

The growth of Internet-enabled mobile communications devices and applications is driving a rapid expansion of the global wireless communications infrastructure. In response to continued subscriber growth and increasing demand for media-rich wireless services, we believe broadband carriers will need to cost-effectively upgrade their networks to support these new service offerings to remain competitive. In addition, this expansion is being accelerated by federal regulation, such as Enhanced 911, or E911 rules mandated by the Federal Communications Commission (“FCC”) which require public safety agencies to implement improved location detection of the wireless user.

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

Pursue High Growth Market Opportunities. We will continue to apply our diverse product portfolio and research and development expertise to engineer, manufacture, and support innovative products for strategic, high growth markets, such as wireless radio access networks and VoIP service offerings. At the beginning of 2001, we derived minimal revenue from our wireless products. At that time, we began dedicating separate significant resources to designing products serving the wireless market. We have successfully gained a position in this market, as evidenced by products deployed in the wireless market accounting for 56% of our total net revenue in 2006.

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

Pursue Acquisitions. In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge, and global customer base. Since 1998, we have completed four acquisitions, including our acquisitions of White Rock Shanghai, Ltd. in October, 2006 and Paragon Networks International in November of 2003. In addition, in March 2007 we acquired certain assets of Mangrove Systems, Inc. These acquisitions have and will extend our ability to provide additional and enhanced products that enable us to gain market share in wireless markets and other markets and provide the delivery of converged voice and data services. We intend to pursue additional acquisitions in the future.

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

Sales, Marketing and Customer Support

Our sales model consists of indirect sales to distributors and OEMs and direct sales to end-users who are wireline and wireless carriers. Our sales force works with distributors and OEMs to identify potential customers and provide pre- and post-sales support to our carrier customers and other end-users. For the year ended December 31, 2006, sales to distributors and OEMs accounted for 37% of our net revenues, and direct sales to end-users accounted for 63% of our net revenues, of which direct sales to one of our customers, Cingular, accounted for approximately 36% of our net revenue. For the year ended December 31, 2005, sales to distributors and OEMs accounted for 27% of our net revenues and direct sales to end-users accounted for 73% of our net revenues, of which direct sales to one of our customers, Cingular, comprised approximately 42% of our net revenue. For the year ended December 31, 2004, sales to distributors and OEM’s accounted for 47% of our revenues, direct sales to end-users accounted for 53% of our net revenues, and direct sales to two of our customers, Ericsson and T-Mobile comprised approximately 20% and 10% of our net revenues, respectively. We typically ship products soon after receipt of the customers’ orders and, accordingly, our backlog has not been significant.

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

Sales Directly to End-Users. A significant and growing portion of the sales of our products in recent years has been made through direct sales to end-users. Although we experienced a decline in the proportion of direct sales in 2006 relative to 2005, this was primarily due to decreased revenues from one of our significant customers. We expect direct sales as a percentage of net revenue to remain at current levels, partially offset by increased sales to existing and new OEM customers. Our continued success depends on building and maintaining good relations with our direct customers. We typically sell to these customers on credit.

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

Our principal competitors for our products include Adtran, Inc., Audiocodes, Telco Systems, Inc., Cisco Systems, Inc., Sycamore Networks, Inc., Alcatel-Lucent, Inc., Natural Microsystems, RAD, Tellabs, Inc., Zhone Technologies, Inc. and other private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our product lines will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisitions, thereby intensifying competition.

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

Research and Product Development

We focus our development efforts on providing enhanced functionality to our existing products, including total network offerings and performance and the development of additional software-based features and functionality. We obtain extensive product development input from our customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing next-generation wireline and wireless broadband access products and completing new products. In addition, we also have recently entered into agreements to perform research and development under contract with several of our partners. Our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. We have in the past made, and intend to continue making, significant investments in product and technological development. Our engineering, research and development expenditures totaled approximately $26.8 million, $17.0 million, and $18.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. We perform our research and product development activities at our offices in Boulder, Colorado, Tulsa, Oklahoma, Roanoke, Virginia and Bethel, Connecticut. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

Intellectual Property

As of December 31, 2006, we held a total of sixteen issued U.S. patents and had approximately eight pending U.S. patent applications. We have one U.S. trademark application pending and have fifteen registered trademarks. A large number of patents and frequent litigation based on allegations of patent infringement exist within the telecommunications industry. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. If any such claims asserting that our products infringe on proprietary rights of third parties were determined adversely to us, it could have a material adverse effect on our business, financial condition or results of operations.

We rely upon a combination of patent, copyright, trademark and trade secret laws both common and statutory as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We have also entered into employee protection and confidentiality agreements with our employees and consultants, and we enter into non-disclosure agreements with our customers, partners, suppliers and distributors so as to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. and thus make the possibility of misappropriation of our technology and products more likely. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we place a lower emphasis on obtaining international trademark and patent registrations, although we will do so when considered appropriate.

Employees

As of December 31, 2006, we employed approximately 304 full-time employees. No employees are covered by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

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

We experienced large net operating losses and decreases in net revenue in 2006, 2005, 2002 and 2001, which caused a significant decline in the market price of our common stock, and we could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

Our quarterly and annual operating results have fluctuated significantly in the past and may continue to vary significantly in the future. For example, although we were profitable on an annual basis for our fiscal years ended December 31, 1997 through 2000, we incurred significant net losses of $14.8 million in 2006, and net losses of $14.9 million and $52.7 million in 2001 and 2002, respectively. In addition, our net revenues decreased from $148.1 million in 2000 to $100.7 million and $50.2 million in 2001 and 2002, respectively.

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.4 million in 2006, and we had a net operating loss of $14.8 million in 2006. Our quarterly revenues fluctuated significantly in these periods as well. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•

The loss of, or significant reduction in purchases by, any of our large customers, one of whom was responsible for approximately 36% and 42% of our net revenues in the years ended December 31, 2006 and 2005, respectively, and which has occurred in the past;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•

Reductions in capital spending for equipment by the telecommunications industry and reductions in capital spending for wireless equipment due to mergers and consolidation in the wireless market, a factor that resulted in significantly less than anticipated product sales in 2006, and a large decline in our product sales in 2005, 2002 and 2001;

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

Our net revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our net revenues and results include the following:

•	Fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

•	The cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments, and which has occurred in the past;

•	Consolidation and/or reorganization post-merger of certain customers;

•	The failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy or post bankruptcy reorganization;

•	The length and variability of the sales cycle for our products; and

•	The timing of revenue recognition and amount of deferred revenues.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our market share and product sales could be adversely affected, resulting in a decline in our net revenues and deterioration of our operating results.

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Adtran, Inc., Audiocodes, Telco Systems, Inc., Cisco Systems, Inc., Sycamore Networks, Inc., Alcatel-Lucent, Inc., Natural Microsystems, RAD, Tellabs, Inc., Zhone Technologies, Inc. and other small independent system integrators and private and public companies. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

Our net revenues and gross profit margins depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, consolidation within the industry such as the merger of BellSouth and AT&T, and the merger of Sprint and Nextel, among others has led to a softening in demand and delays in procurement of our products and services. Such factors resulted in a decrease in revenues and increases in losses in the third and fourth quarter of 2004 and during 2005, significantly less than anticipated revenues in the third and fourth quarters of 2006, and could result in decreases in net revenues and earnings in future periods.

If we are unable to develop new or enhanced products that achieve market acceptance, we could experience a reduction in our future product sales, which would cause the market price of our common stock to decline.

The communications industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete or unmarketable. Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. In the recent past, we have experienced delays in the development and shipment of new products and enhancements, which has resulted in distributor and end-user frustration and delay or loss of net revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could harm our relationships with an increasingly limited number of existing and potential customers, and result in a decline in our future product sales and the price of our common stock.

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenues and the price of our common stock.

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the year ended December 31, 2006, we sold directly to Cingular, who accounted for approximately 36% of our net revenues, down from approximately 42% in the prior year ended December 31, 2005. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, most recently during the third and fourth quarters of 2006, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for 11%, 8%, and 7% of our net revenues in 2006, 2005 and 2004, respectively. We expect that, in the future, a significant portion of our products will continue to be sold to a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has slightly improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results during the third and fourth quarters of 2006, and throughout, 2005, and 2004. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

We believe that average selling prices and gross profit margins for our products will decline as such products mature and as competition intensifies. For example, we experienced declines in average selling prices per unit for our Adit 3000 and Axxius products in 2006, our MASTERseries, Navigator and Adit 3000 products in 2005, and in our Axxius, Navigator and Wide Bank products during 2004. These decreases were due to general economic conditions and the introduction of competitive products with lower prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross profit margins will decline and such decline could adversely affect our operating results and the price of our common stock.

To develop new products or enhancements to our existing products, we will need to continue to invest in research and development, which could adversely affect our financial condition and operating results, especially if we need to increase the amount of our investment to successfully respond to developing industry standards.

As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses have increased to approximately 35% of net revenues for the year ended December 31, 2006, from 22% and 19% in the years ended December 31, 2005 and 2004, respectively. We plan to continue to invest significant resources in research and development. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

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

We are experiencing rapid consolidation in our customer base. During the past two years a number of large mergers in the telecommunications industry have been completed or announced, including the following: BellSouth and AT&T, Sprint and Nextel, SBC and AT&T, Alltel and Western Wireless, and Verizon. The integration of the operations of the entities involved in these acquisitions may take a long time, and this could cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers could result in postponed orders, decreased orders, or canceled orders. For instance, in the third and fourth quarters of 2006 and 2004, market consolidation in the wireless industry relating to the merger of BellSouth and AT&T, and T-Mobile’s purchase of spectrum from Cingular resulted in reduced sales to our wireless customers and OEMs. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement, including control deficiencies that may constitute material weaknesses. For example, in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management concluded that we did not maintain effective controls over certain aspects of our review of our statements of cash flows and certain revenue recognition policies. These control deficiencies resulted in a restatement of our previously issued financial statements for the fiscal years ended December 31, 2003 and 2004.

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

Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, President and Chief Executive Officer and our co-founder, could adversely affect our ability to manage our operations. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, finance, customer support and product development personnel. We do not have employment contracts for a specified term with any of our key personnel. The loss of the services of any key person, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

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

Our products have contained in the past, and may contain in the future, undetected or unresolved errors when first introduced or when new versions are released. Despite our extensive testing, errors, defects, or failures are possible in our current or future products or enhancements. If such defects occur, we may be subject to:

•	delays in or losses of market acceptance and sales;

•	penalties and/or liquidating damages for network outages in our customers’ installed network base;

•	product returns;

•	diversion of development resources resulting in new product development delay;

•	injury to our reputation; or

•	increased service and warranty costs.

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

We have spent and may continue to spend significant resources identifying businesses to be acquired by us. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with our future acquisitions, or that we will not incur significant intangible related expenses that could significantly impact our operating results.

If we have insufficient proprietary rights or if we fail to protect those rights we have, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts and could result in a decrease in our net revenues and the price of our common stock.

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of December 31, 2006, we held a total of sixteen issued U.S. patents and had approximately eight pending U.S. patent applications. We have one U.S. trademark application pending and have fifteen registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, partners, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we place a lower emphasis on obtaining international trademark and patent registrations in the first quarter of 2003, although we will pursue such protections when considered appropriate. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

Increased sales volume and research and development activities in diverse international markets and geographic locations could result in increased costs or loss of revenue due to factors inherent in these markets.

We are in the process of expanding into international markets, and we anticipate increased sales from these markets. In addition, we are expanding certain of our research and development activities into diverse international geographic locations. A number of factors inherent to these markets expose us to significantly more risk than U.S. based business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	legal regulations and requirements in foreign countries;

•	potential political unrest;

•	foreign currency exchange exposure, and governmental restrictions on our ability to invest and repatriate funds from these locations;

•	increased difficulty in effectively managing the activities of a geographically dispersed organization;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenues.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

As of March 1, 2007, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our former Secretary, former CFO and Corporate Development Officer, are married. As of March 1, 2007, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

We are required to recognize expense for stock-based compensation related to employee stock options, and there is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with calendar 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to modifications to stock option awards previously granted. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), beginning with fiscal 2006, our operating results were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Our stock price may be volatile, which may adversely affect our future stock price and our ability to attract and retain key employees.

Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns or positions taken on an income tax return could adversely affect our results.

Our future effective tax rates could be adversely affected by increased business operations in international jurisdictions with varying income tax rates that may be higher or lower than income tax rates in the U.S., by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own our principal administrative, sales and marketing, research and development, and support facilities consisting of approximately 64,000 square feet of office space in Boulder, Colorado.

We also lease manufacturing and warehouse space, research and development facilities and office space in Colorado, Connecticut, Oklahoma and Virginia, and in Shanghai, China under operating leases that expire through December, 2008.

All leased and owned space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

Securities Action

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, we moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted our Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph.

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

On July 3, 2006, a purported lawsuit for Inspection of Books and Records was filed in Chancery Court, Newcastle County, Delaware against Carrier Access Corporation by West Coast Management and Capital, LLC, a plaintiff in one of the three purported shareholder derivative lawsuits that were filed in the United States District Court for the District of Colorado (West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM), which as noted above, was dismissed. The case is captioned West Coast Management and Capital, LLC v. Carrier Access Corporation, Case No. 2262-N. The Complaint seeks to enforce a Delaware Section 220 request for books and records, reasonable fees and expenses, and such other and further relief that the Court may deem just and proper. Carrier Access answered the complaint on July 26, 2006 and simultaneously moved for a judgment on the pleadings. On November 14, 2006, the Court dismissed the plaintiff’s complaint and entered a judgment in favor of Carrier Access.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all our executive officers as of March 1, 2007 are listed below, followed by a brief summary of their business experience. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders and serve until their successors are appointed. There are no arrangements or understandings between any officer and any other person pursuant to which an officer was selected. Mr. Koenig and Ms. Pierce are married.

Name	Age	Position
Roger L. Koenig	52	President and Chief Executive Officer
Nancy Pierce	49	Corporate Development Officer
Allen E. Snyder	52	Executive Vice President, Chief Operating Officer
Gary Gatchell	49	Executive Vice President, Treasurer and Chief Financial Officer

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

Allen E. Snyder. Mr. Snyder has served as Executive Vice President, Chief Operating Officer since November 2006. Previously, Mr. Snyder was Chief Operating Officer at Openwave Systems, Inc., a provider of open software products and services for the communications industry, and held other positions including Executive Vice President, Server Business, Senior Vice President, Worldwide Customer Operations and Senior Vice President, Customer Advocacy from December 2000 to November 2006. Prior to becoming COO at Openwave, Mr. Snyder was Senior Vice President, Americas’ Support Services for Oracle Corporation from 1997 to 1999. Prior to joining Oracle, Mr. Snyder served as Vice President of Operations, Worldwide Services for Digital Equipment Corporation. Mr. Snyder completed the United State Air Force’s combined Electrical Engineering and Computer Technologies program and is a graduate of Northeastern University’s Executive Management Development Program.

Gary Gatchell. Mr. Gatchell has served as Executive Vice President, Treasurer and Chief Financial Officer since June 2005. From January 2004 to June 2005, Mr. Gatchell provided professional financial and consulting services, including Sarbanes-Oxley compliance work. Previously, Mr. Gatchell was the CFO of Voyant Technologies, Inc., a leading provider of audio conferencing equipment, from August 1999 to January 2004. Prior to becoming CFO at Voyant, Mr. Gatchell was CFO at Intertech Plastics and was an audit manager at KPMG, LLP. Mr. Gatchell is a Certified Public Accountant and holds a Master of Accountancy degree from The University of Denver.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock.

Our initial public offering was held on July 30, 1998 at a price of $12.00 per share. Our common stock is listed on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “CACS.” The table below sets forth the high and the low closing sales prices per share as reported on the NASDAQ National Market or the NASDAQ Global Market, as the case may be, for the periods indicated.

	High	Low
Year Ended December 31, 2006:
First Quarter	$6.02	$4.70
Second Quarter	8.80	6.05
Third Quarter	9.31	5.61
Fourth Quarter	8.17	6.11

Year Ended December 31, 2005:
First Quarter	$10.70	$5.79
Second Quarter	6.71	4.18
Third Quarter	6.29	4.55
Fourth Quarter	5.85	4.15

Holders of Common Stock

On March 1, 2007, the last reported sale price of our common stock as reported on the NASDAQ Global Market was $4.95 per share. As of March 1, 2007, there were approximately 138 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared cash dividends on our common stock. We currently intend to retain any earnings in our business and do not anticipate paying any cash dividends in the foreseeable future.

Share Repurchase Program

On April 11, 2005, our Board of Directors approved a repurchase plan to allow us to purchase up to 5,000,000 shares of our common stock in the open market. We first began purchasing shares of our common stock under the plan in November 2005, and as of December 31, 2005, we had purchased 1.0 million shares in the open market, for $4.8 million under the plan. These shares of common stock have been retired and reclassified as authorized and unissued. We may continue to purchase shares in the open market under the plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, (1) the consolidated financial statements and notes thereto in Item 8 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Net Revenues	$75,416	$75,628	$95,493	$62,472	$50,247
Gross Profit	31,892	30,717	40,112	26,386	17,102
Income (Loss) from Continuing Operations	(20,116)	(9,928)	(4,578)	1,070	(52,267)
Net Income (Loss)	$(14,836)	$(6,632)	$(1,779)	$1,512	$(52,655)
Income (Loss) per Share:
Basic	$(0.44)	$(0.19)	$(0.05)	$0.06	$(2.13)
Diluted	(0.44)	(0.19)	(0.05)	0.06	(2.13)
Cash, Cash Equivalents & Short-term Investments	$110,772	$108,444	$108,683	$36,542	$25,728
Working Capital	124,435	133,506	142,047	67,454	56,324
Long-term Obligations	—	—	—	—	—
Total Assets	168,867	170,745	184,135	107,426	76,437
Stockholders’ Equity	146,431	157,125	168,141	88,448	66,114

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, market expectations and plans regarding our customers’ spending plans, customer revenue mix, sources of revenue, gross profit margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by the management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K.

Overview

We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and the Axxius products in June 2003. In November, 2003 we acquired the MASTER Series and BROADway product lines through our acquisition of Paragon Networks International, Inc. In October 2006, we acquired White Rock Shanghai, Ltd. to expand our international presence and certain research and development activities.

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

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from ILECs, and 5% from wireless carriers compared to approximately 10%, 9% and 56%, respectively, in 2006. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue.

Historically, most of the sales of our products have been through a limited number of distributors and OEMs. Walker & Associates accounted for 11% of our net revenue in 2006, 8% in 2005 and 7% in 2004. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. For the year ended December 31, 2006, direct sales to Cingular accounted for approximately 36% or our net revenues. For the year ended December 31, 2005, direct sales to Cingular accounted for approximately 42% or our net revenues. During the year ended December 31, 2004, Ericsson, an OEM, accounted for 20% of net revenue, and we sold directly to a carrier, T-Mobile, who accounted for approximately 10% of our net revenue. We expect that the sale of our products will continue to be made to a small, and increasingly concentrated, number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction of sales to, any of these customers would have a material adverse effect on our business. International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 11%, 4% and 9% of our total net revenues in for 2006, 2005 and 2004, respectively. We are targeting specific international market distribution in 2007 and we believe that an increasing proportion of our net revenues will be from international customers in the future.

During 2004 our revenue declined throughout the year as a result of carrier merger activity as the combined entities rationalized their networks and reduced capital spending as compared to pre merger levels. During 2005 we experienced increasing revenues and customer concentration as one carrier, Cingular, used our equipment in new cell site builds and upgrades to existing cell sites. This growth continued in the first half of 2006. In the second half of 2006 revenue declined sharply as this customer began network and capital spending re-evaluations during the time period when regulatory approval for the merger of their parent companies was taking place.

Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as our customers develop and upgrade their networks and telecom infrastructure to incorporate technological improvements which improve the value they provide to their customers. However, we believe current economic conditions and industry consolidation may continue to cause our customers and potential customers to defer and reduce capital spending.

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

As more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management concluded that we did not maintain effective internal controls over certain aspects of our financial reporting due to material weaknesses in internal controls pertaining to 1) the preparation of our consolidated statements of cash flows, 2) evaluations of customer arrangements for appropriate recognition of revenue for our products, 3) accounting for inventory reserves, and 4) a lack of personnel with sufficient technical accounting expertise to identify and account for complex transactions in accordance with generally accepted accounting principles in the United States. As a result of these internal control deficiencies, we amended our Annual Reports on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2004 to amend and restate our consolidated financial statements and related financial information for the fiscal years ended December 31, 2004 and 2003. The Form 10-K/A also included restated quarterly information for each of the quarters within the fiscal years ended December 31, 2004 and 2003, to reflect the appropriate accounting for these items.

During the year ended December 31, 2005, we implemented improvements to our internal control over financial reporting which we believe adequately remediated each of these material weaknesses and establishes adequate internal controls over our financial reporting. These remediations are more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Subsequent Event

On March 5, 2007, we completed the acquisition of IP networking product assets from Mangrove Systems, Inc. of Wallingford, Connecticut in a cash transaction valued at approximately $8 million. We has also hired 30 former employees of Mangrove to sell, support and continue research and development of the newly acquired Mangrove products. As a result of our acquisition of certain assets of Mangrove Systems, Inc., we expect that we will incur significantly higher intangible related expenses that could significantly impact our operating results. For more information regarding this transaction, please see the current report on Form 8-K filed on March 8, 2007.

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

Results of Operations for the Three Years Ended December 31, 2006

The following table sets forth our consolidated statements of operations for the periods indicated:

$ in thousands	2006	% of revenues	2005	% of revenues	2004	% of revenues
Net revenues	$75,416	100%	$75,628	100%	$95,493	100%
Cost of Goods Sold	43,524	58%	44,911	59%	55,381	58%

Gross Profit	31,892	42%	30,717	41%	40,112	42%
Research and development	26,814	35%	17,011	22%	18,194	19%
Sales and marketing expense	14,807	20%	12,076	16%	15,963	17%
General and administrative	9,767	13%	9,830	13%	9,336	10%
Bad debt expense (recoveries)	(124)	—%	47	—	(289)	—
Insurance recoveries, net and restructuring charges	(484)	(1)%	452	1%	218	—
Intangible asset amortization	1,228	2%	1,229	2%	1,268	1%

Income (loss) from continuing operations	(20,116)	(27)%	(9,928)	(13)%	(4,578)	(5)%
Interest income	5,264	7%	3,292	4%	1,652	2%
Other income, net	—	—	—	—	1,135	1%

Income (loss) from operations before income taxes	(14,852)	(20)%	(6,636)	(9)%	(1,791)	(2)%
Income taxes (benefit)	(16)	—	(4)	—%	(12)	—

Net income (loss)	$(14,836)	(20)%	$(6,632)	(9)%	$(1,779)	(2)%

Our net revenues in 2006, while in the aggregate relatively unchanged from 2005, did fluctuate among product lines during 2006 relative to 2005. Specifically, sales of our Adit 600 product increased by $2.3 million and our Axxius, Broadmore and Widebank products increased by $3.2 million These increases were offset by decreases in sales of MASTERseries of $2.8 million and a decrease in Exxtenz sales of $2.1 million. The decline in our MASTERseries net revenue was due primarily to reduced shipments to one of our significant customers during the second half of 2006, a trend that we continue to experience. The decline in Exxtenz sales is in comparison to a one time sale of $2.1 million in the fourth quarter of 2005.

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

Our higher net revenues in 2004 were due to an increase in units deployed by some wireless carriers of our Axxius, Adit and MASTERseries products to comply with FCC mandated E911 location services and to expand cell site bandwidth capacity for new data service offerings by wireless mobility carriers. Our net revenues in 2004 were favorably impacted by the economic recovery and lessening of capital market constraints that occurred in the telecommunications sector in 2004.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue in the future, especially if the percentage of direct sales to end-users increases. In 2006, 2005 and 2004, approximately 23% of our net revenues were derived from 27, 23, and 24 customer sales orders, respectively. We have experienced a substantial decrease in the number of orders from some of these customers as a result of decreases in their capital spending budgets, the effect of mergers involving some of these customers, and the impact of sluggish economic conditions both in general and in the telecommunications equipment industry in particular, which has resulted in decreased demand for telecommunications equipment during this period. In 2007, we expect to generate the majority of our net revenues from several key product lines, including our MASTERseries, Adit 600, Adit 3000 and Axxius products. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Margin

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2006	2005	2004	2006	2005
Gross Profit	$31,892	$30,717	$40,112	$1,175	$(9,395)
% of Net Revenues	42%	41%	42%	4%	(23)%

Our gross margin in 2006 increased slightly above 2005. In the first half of the year, our average gross margin was approximately 48% as we experienced strong net revenues of our higher margin MASTERseries product to our most significant customer. During the second half of the year, net revenues from this customer decreased significantly, and our average gross margins declined to approximately 34%, in part due to a higher proportion of lower margin products in net revenues, as well as the effects of higher per unit fixed costs associated with lower production volumes. Stock-based compensation expense of $139,000 allocated to cost of sales did not have a significant effect on our gross margins. We believe that we will continue to experience lower gross margins during the first quarter of 2007, and believe that our gross margins will improve as we roll out higher margin products at higher volumes, supported by stronger sales and service efforts during the latter half of 2007. We also believe that our overall margins will be positively impacted by our plans to increase our installation and support services in 2007.

Gross margin decreases in 2005 relative to 2004 resulted primarily from lower sales volumes, lower average selling prices for certain legacy wireline products, and the impact of higher fixed manufacturing overhead costs per unit. In addition, gross margins were impacted by shifts in product mix to lower margin products including our Adit 600 and Axxius products.

Our 2004 gross margin reflected product mix changes to higher margin products and product cost reductions from higher production volumes, which were offset in part by decreases in selling prices. In addition, we finalized our integration with Paragon, which resulted in the disposal of inventory carried at $960,000 that reduced gross margin that would otherwise have been reported absent the disposal by 1%.

We believe that average selling prices and the related gross profit margins will decline for our mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. We experienced declines in average selling prices per unit for our Adit 600 and Axxius products in 2006, our MASTERseries, Navigator and Adit 600 products in 2005, and in our Axxius, Navigator and Wide Bank products during 2004. In addition, new product introductions or lower than expected customer order volumes could harm our gross profit margins due to lower absorption of fixed manufacturing overhead costs per unit until production volumes increase or sales volumes recover.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Sales and Marketing Expense

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2006	2005	2004	2006	2005
Sales & marketing expense	$14,807	$12,076	$15,963	$2,731	$(3,887)
% of Net Revenues	20%	16%	17%	23%	(24)%

Sales and marketing expenses for 2006 increased over 2005 primarily as a result of increased salary and benefits costs related to sales of our converged access products and our marketing organizations’ expenses of approximately $1.15 million. We also recognized stock-based compensation expense of approximately $762,000 in sales and marketing in 2006. In addition, we incurred increased consulting and recruitment costs of approximately $450,000, as well as increased trade show related costs of $122,000 as we worked to increase our visibility, and related increased travel costs of approximately $206,000. We expect to continue to increase our total sales and marketing expense in 2007.

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

Research and Development Expense

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2006	2005	2004	2006	2005
Research and development expense	$26,814	$17,011	$18,194	$9,803	$(1,183)
% of Net Revenues	35%	22%	19%	58%	(7)%

Our research and development expense in 2006 increased significantly over 2005. The increase occurred beginning in the second and third quarters as we worked on several product development efforts involving new product platforms and service cards for our existing wireless and Voice over IP solutions. Specifically, fees associated with contractors and consultants increased approximately $5.3 million, while increases in employee salaries and related benefits were approximately $3.6 million. Stock-based compensation expense allocated to research and development during 2006 was approximately $723,000. As occurred in 2005, in 2006 we received non-recurring “milestone” payments of approximately $952,000 in exchange for development work that we offset against our research and development expenses in 2006. Finally, our research and development costs increased slightly in the fourth quarter of 2006 as a result of our acquisition of Carrier Access Shanghai, Ltd. For 2007, we expect to incur similarly higher research and development costs as a percentage of net revenues during the early part of the year, which we target to decline as a percentage of net revenues to the level experienced in 2004.

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

General and Administrative Expenses

	Year ended December 31,			Increase (Decrease) from Prior Year
in thousands	2006	2005	2004	2006	2005
General and administrative expense	$10,387	$11,558	$10,533	$(1,171)	$1,025
% of Net Revenues	14%	15%	11%	(10)%	10%

General and administrative expenses in 2006 declined from 2005 in the aggregate, reflecting underlying offsetting changes in several items. Specifically, salaries and employee benefits, primarily associated with new executive level employees, increased by approximately $788,000 over 2005, and stock-based compensation expense for all general and administrative employees of approximately $877,000 was recognized in 2006. Legal fees related to shareholder litigation declined by approximately $550,000, primarily as a result of cash received from an insurance carrier of $484,000, and legal fees associated with internal investigation costs decreased by approximately $1.08 million in 2006 from 2005. Accounting fees in 2006 were lower than 2005 by approximately $564,000, reflecting restatement related accounting fees incurred in 2005. Restructuring expense in 2006 was zero compared to $454,000 in 2005, which included an adjustment for changes in sublease estimates. For 2007, as a result of our acquisition of certain assets of Mangrove Systems, Inc., we expect that we will incur significantly higher intangible expenses that could significantly impact our operating results, but that other general and administrative expense will remain unchanged in amount.

General and administrative expense for 2005 increased over 2004 primarily due to increases in accounting fees of approximately $490,000 related to the restatement of the fiscal 2003 and fiscal 2004 financial statements that occurred in 2005, and an increase in legal costs of approximately $1.0 million related to the same. Increased legal fees were offset by a decrease in settlement expenses of $1.9 million, primarily due to the settlement in 2004 of the SMTC lawsuit. Additional cost savings in 2005 included approximately $250,000 in rent expense obtained from purchasing our headquarters facility in Boulder Colorado in the fourth quarter of 2004. Bad debt expense in 2005 was $47,000 compared to a recovery of $289,000 in 2004.

General and administrative expense for 2004 increased relative to 2003 primarily due to a $585,000 increase in personnel expense and approximately $850,000 related to Sarbanes-Oxley Section 404 compliance efforts. These expenses were offset in part by approximately $200,000 of net expense savings obtained through the purchase of our headquarters facility in Boulder, Colorado, which occurred at the beginning of the fourth quarter of 2004. Legal expenses increased in 2004 as a result of our settlement of the SMTC lawsuit of approximately $2.1 million. Bad debts expense, net in 2004 was a credit of $289,000, as we were able to recover substantially all of the delinquent receivables and part of the accounts receivable related to bankruptcy of our customers. Intangible asset amortization increased by $1.0 million over 2003 due to our acquisition of Paragon in November, 2003. In addition, in 2004, the Company made changes to its restructuring accrual due to changes in estimates with respect to subleases, resulting in a charge of $218,000.

Other Income and Expense, Net

	Year ended December 31,			Increase (Decrease) from Prior Year
$ in thousands	2006	2005	2004	2006	2005
Other income and expense, net	$5,264	$3,292	$2,787	$1,972	$505
% of Net Revenues	7%	4%	3%	60%	18%
Income tax expense (benefit)	$(16)	$(4)	$(12)	$(12)	$8
% of Net Revenues	—%	—%	—%	300%	66%

Interest and other income and expense, net for 2006 increased over 2005. This increase was due entirely to increased interest income on our cash, cash equivalents and marketable securities available for sale portfolio. The increase was due primarily to higher short term interest rates experienced in 2006 relative to those in 2005.

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

Income tax benefits recognized in 2006, 2005 and 2004 were not significant and represent amounts received from state tax authorities for franchise tax and similar refund claims. We do not expect to incur significant current or deferred income tax expenses or benefits in 2007.

Since the second quarter of 2002, based on our history of taxable net losses and analyses of projected net taxable income for future operating periods, we have determined that the realization of our net operating loss carry forwards, tax credit carry forwards and other deferred tax assets is not reasonably assured. Accordingly, we have recorded valuation allowances for all years presented to fully reserve our reported net deferred tax assets. Our net operating loss carry forwards may be used to offset up to approximately $49.4 million of future taxable income for federal tax purposes. The December 31, 2006 valuation allowance includes reserves for components relating to the Paragon acquisition, stock option compensation and net operating loss carry forwards. As these net operating loss carry forwards are utilized, we will reduce the related valuation allowance. Reductions in the valuation allowance, if any, will be recognized against goodwill for the portion related to the acquisition, against additional paid in capital for the portion relating to stock options and in our statements of operations as an income tax benefit, and may offset any current income tax expense. In addition, should we demonstrate a history of sustained profitability, we may reverse all or a significant portion of the remaining valuation allowance.

Liquidity and Capital Resources

In 2006, we continued to maintain a strong liquidity position. As of December 31, 2006, our primary source of liquidity was cash and cash equivalents, and short-term investments in marketable securities. At December 31, 2006, we had cash and cash equivalents and short-term investments of marketable securities of $110.8 million compared to $108.4 million as of December 31, 2005. In February of 2004, we completed a stock offering, which generated additional cash of approximately $78.4 million.

Cash Flows

The following table summarizes our cash flows by activity and cash on hand as of December 31:

	2006	2005
Net cash provided by operating activities	$2,323	$6,278
Net cash provided by investing activities	18,955	6,477
Net cash provided by (used in) financing activities	1,389	(4,229)

Net increase in cash and cash equivalents	22,667	8,526
Effect of exchange rate changes on cash and cash equivalents	2	—
Cash and cash equivalents at beginning of period	55,279	46,753

Cash and cash equivalents at end of period	$77,948	$55,279

Operating Activities

Changes in Operating Assets and Liabilities

Cash provided by operations was $2.3 million for the year ended December 31, 2006 compared to $6.3 million provided by operations in 2005. Cash provided by operations for the year ended December 31, 2006, was primarily due to our net loss of $14.8 million adjusted for depreciation and amortization expense and stock-based compensation expense of $3.5 million and $2.5 million, respectively, decreases in net inventory of $6.3 million, decreases in accounts receivable of $3.6 million, an increase in prepaid expenses and other current assets of $8.1 million, and an increase in accounts payable and other current liabilities of approximately $9.2 million. The increase in prepaid expenses and other current assets and accounts payable and other current liabilities each include $7.4 million, reflecting the insurance recovery and liability, respectively, related to an agreement reached on February 6, 2007 to settle certain class actions. For the year ended December 31, 2005, cash provided by operations was primarily due to our net loss of $6.6 million adjusted for depreciation and amortization expense of $4.0 million, decreases in inventory of $7.5 million and decreases in accounts receivable and prepaid expenses of approximately $3.0 million, offset by decreases in accounts payable of $2.3 million.

Cash provided by investing activities for the year ended December 31, 2006 was $19.0 million compared to cash provided by investing activities of $6.5 million for the year ended December 31, 2005. For the year ended December 31, 2006, we had net sales of $20.8 million of marketable securities compared to net sales of $8.2 million for the year ended December 31, 2005. Our capital expenditures for the year ended December 31, 2006 for equipment to support research, development and manufacturing activities were $1.6 million compared to $1.7 million for the year ended December 31, 2005. In addition, we expended $321,000, net of cash acquired, to purchase a company based in Shanghai, China. We believe our current facilities are sufficient to meet our current operating requirements. Capital expenditures in 2007 are not expected to exceed those of 2006.

Net cash provided by financing activities for the year ended December 31, 2006 was $1.4 million resulting from cash receipts from the exercise of stock options. Net cash used in financing activities was $4.2 million for the year ended December 31, 2005, primarily due to the purchase of 1.0 million shares of our common stock in the open market under our share repurchase program for $4.8 million. This use of cash in 2005 was offset by cash receipts of $602,000 from the exercise of options for the year ended December 31, 2005. Net cash from financing activities provided $81.6 million for the year ended December 31, 2004, which was the result of cash received from our stock offering of $78.4 million and $3.2 million received from the exercise of options.

Our net inventory levels decreased approximately $6.3 million to $18.2 million at December 31, 2006 from $24.5 million at December 31, 2005. The decrease was primarily the result of changes in our procurement practices.

As of December 31, 2006, our cash requirements for the next 12-months are primarily expected to fund operations, including our investments in research and development, sales and marketing, and matters related to regulatory and other legal proceedings.

Contractual Cash Obligations

Contractual Cash Obligations (a)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases	$1,057	$689	$368	$—	$—
Purchase Obligations	12,513	12,513	—	—	—

Total contractual cash obligations	$13,570	$13,202	$368	$—	$—

(a)	Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying consolidated financial statements.

We lease office space under various non-cancelable-operating leases that expire through 2008. We record rent expense under non-cancelable operating leases using the straight-line method after consideration of increases in rental payments over the lease term, and record the difference between actual payments and rent expense as deferred rent concessions. Rent expense for the years ended December 31, 2006, 2005, and 2004 totaled $0.7 million, $0.6 million, and $1.7 million, respectively.

The Company has placed non-cancelable purchase orders for $12.5 million for inventory, other supplies and services from certain of its vendors for delivery in 2007. Purchase orders for inventory items are generally placed up to 4 months in advance based on the lead-time.

On February 6, 2007, we reached an agreement to settle certain consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The settlement, if approved by the court, will not have a material effect on our liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating leases discussed above.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on an ongoing basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to revenue and product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying value of assets and liabilities and other items that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes that prove different from those upon which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. See Note 1 to the Consolidated Financial Statements for discussion of our accounting policies. We believe the following critical accounting policies have the most significant impact on the estimates and judgments used when preparing our consolidated financial statements.

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

Shipping and Handling Fees and Costs

We record amounts billed to customers related to shipping and handling in our net revenues. Costs incurred by us for shipping and handling are reported in cost of sales.

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

We continuously monitor collections and payments from our customers and reserve for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. While such credit losses have usually been within our expectations and the provisions established, we did recover a significant portion of aged receivables that we had previously reserved amounting to approximately

$0.3 million in both 2006 and 2004. Delinquent account balances are written-off after we have determined that the likelihood of collection is not probable. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our sales are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivable and, accordingly, on our future operating results.

Investments in Marketable Securities

Our short-term investments in marketable securities are comprised of U.S. Treasury, government or agency obligations, state and municipal obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. All of our investments are held in our name at two major U.S. financial institutions. At December 31, 2006 and 2005, all of our investments were classified as available-for-sale and are reported at fair value based on quoted market prices at the end of each reporting period. Unrealized gains or losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have experienced a decline in value that is other than temporary, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

Fair Value of Assets Acquired and Liabilities Assumed in a Purchase Business Combination

Purchase business combinations require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in a business combination. These estimates of fair value are based on our business plans for the entity acquired, including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations for which no future benefit will be received (e.g. unoccupied lease space that we intend to sublease). For all material acquisitions the allocation period as defined in Financial Accounting Standard No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has expired. If actual costs differ from our estimates these changes will be recognized in our consolidated statements of operations as incurred. As more fully described in Note 10 — Income Taxes, we established a valuation allowance for certain deferred tax assets associated with our acquisition of Paragon. To the extent we determine this valuation allowance is no longer necessary, the adjustment amount will be recognized as an adjustment to goodwill.

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

In the third quarter of 2006, 2005 and 2004 we completed our annual impairment tests. Our assessments of goodwill impairment were conducted by estimating and comparing the fair value of our reporting unit, as defined in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) to

the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired during 2006, 2005 or 2004. We plan to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

Deferred Income Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and/or liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. To the extent that we believe a valuation allowance is required, we must include and expense the tax effect of the allowance within the tax provision in our consolidated statement of operations. As of December 31, 2006 and 2005, we have recognized $34.3 million and $29.0 million in deferred tax asset valuation allowances, respectively. In order to fully utilize all or any portion of these deferred tax assets, we need to generate sufficient amounts of future U.S. taxable income. Based upon our recent history of losses and an analysis of projected net taxable income for future operating periods, we determined that realization of our tax net operating loss carry forwards, tax credit carry forwards and other deferred tax assets is not sufficiently assured, and have recorded a valuation allowance for the full amount of our deferred tax assets, reducing the carrying amount of net deferred tax assets to zero as of December 31, 2006 and 2005.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for

2006 was $2.5 million, representing $0.07 per basic and diluted share, which consisted entirely of stock-based compensation expense related to employee and non-employee director stock options. For the year ended December 31, 2005, we recognized stock-based compensation expense of $77,000 as a result of a modification extending the exercise period for certain employee options. There was no other stock-based compensation expense related to employee stock option awards recognized during the comparative fiscal years ended December 31, 2005 or 2004. See Note 9 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began to estimate the fair value of employee stock options on the date of grant using a Black-Scholes model. Prior to the adoption of SFAS 123(R), the fair value of each stock option was estimated on the grant date using a Black-Scholes model in order to provide the pro forma financial disclosure information in accordance with SFAS 123. The determination of fair value for share-based payment awards using an option pricing model is highly judgmental and affected by our stock price as well as assumptions and estimates concerning other highly complex and subjective variables. These variables and estimates include, but are not limited to, the number of options that will ultimately vest or conversely, be forfeited prior to vesting; the expected option term, or the length of time between the grant date and date of exercise of the option; the expected volatility of our stock price, or the amount that the market value per share of our stock price will fluctuate over the estimated option term; and the expected risk free market rate of interest over the estimated option term.

The weighted average estimated fair value of stock option awards granted during the year ended December 31, 2006 was $3.67 per share, using the Black-Scholes option model with the following weighted average assumptions:

Assumption	Weighted Average Assumptions
Expected pre-vesting forfeitures	22%
Expected option term	4 1/2 years
Expected volatility	95.6%
Risk-free interest rate	4.7%
Expected dividend yield	0.0%

SFAS 123(R) requires an estimate be made of pre-vesting forfeitures at the grant date, and revised, if necessary, in subsequent periods if actual pre-vesting forfeitures differ from these estimates. We estimated expected pre-vesting forfeitures using historical forfeiture experience. Because stock-based compensation expense recognized in the Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, the expense recognized has been reduced for estimated forfeitures. We estimated the expected option term in accordance with the method described in SAB 107. We estimated volatility based upon historical experience. Our risk free interest rate estimate is based upon observed interest rates appropriate to the expected term of our options. Our dividend yield assumption is based upon historical and expected dividends. Our estimates for the pre-vesting forfeiture rate and the estimated option term have the most significant impacts on the grant date option award fair values. If any of these estimates change and we employ different estimates, assumptions, or a different valuation model in our application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may be significantly different than what we have recorded in the current period.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of December 31, 2006, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of December 31, 2006, we have not used derivative instruments or engaged in hedging activities.

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

Given the current balance of $110.8 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $1.1 million. As of December 31, 2006, the average maturity of our marketable securities available for sale portfolio was approximately 78 days. Because our portfolio of marketable securities available for sale will mature in a short period of time, our exposure to changes in the fair value of these investments is not significant.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Carrier Access Corporation

We have audited the accompanying consolidated balance sheets of Carrier Access Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrier Access Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carrier Access Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Carrier Access Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Carrier Access Corporation and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Carrier Access Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Boulder, Colorado

March 21, 2005, except as to Note 13, which is as of August 1, 2005

CARRIER ACCESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$77,948	$55,279
Investments in marketable securities	32,824	53,165
Accounts receivable, net of allowance for doubtful accounts of $245 and $860 in 2006 and 2005, respectively	7,096	10,922
Income tax receivable	64	56
Deferred income taxes	112	239
Inventory, net	18,212	24,506
Prepaid expenses and other	10,503	2,720

Total current assets	146,759	146,887
Property and equipment, net of accumulated depreciation and amortization of $21,259 and $19,242 in 2006 and 2005, respectively	10,471	11,002
Goodwill	7,614	7,588
Intangible assets, net of accumulated amortization of $3,872 and $2,638 in 2006 and 2005, respectively	4,023	5,268

Total Assets	$168,867	$170,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,759	$8,516
Accrued compensation payable	4,134	3,422
Accrued expenses and other liabilities	9,248	1,021
Deferred revenue	183	422

Total current liabilities	22,324	13,381

Deferred income taxes	112	239

Total Liabilities	22,436	13,620

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at December 31, 2006 and 2005
Common stock, $0.001 par value, 60,000 shares authorized, 34,308 shares issued and outstanding at December 31, 2006, and 33,783 shares issued and outstanding at December 31, 2005	34	34
Additional paid-in capital	187,885	183,995
Accumulated deficit	(41,378)	(26,542)
Accumulated other comprehensive income (loss)	(110)	(362)

Total Stockholders’ Equity	146,431	157,125

Total Liabilities and Stockholders’ Equity	$168,867	$170,745

See Notes to Consolidated Financial Statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenue, net of allowances for sales returns	$75,416	$75,628	$95,493
Cost of Sales	43,524	44,911	55,381

Gross profit	31,892	30,717	40,112

Operating Expenses
Research and development	26,814	17,011	18,194
Sales and marketing	14,807	12,076	15,963
General and administrative	9,767	9,830	9,336
Bad debt expense (recoveries)	(124)	47	(289)
Insurance recoveries, net and restructuring charges	(484)	452	218
Intangible asset amortization	1,228	1,229	1,268

Total operating expenses	52,008	40,645	44,690

Income (loss) from operations	(20,116)	(9,928)	(4,578)
Interest income	5,264	3,292	1,652
Other income, net	—	—	1,135

Income (loss) before income taxes	(14,852)	(6,636)	(1,791)
Income taxes (benefit)	(16)	(4)	(12)

Net income (loss)	$(14,836)	$(6,632)	$(1,779)

Income (loss) per share
Basic	$(0.44)	$(0.19)	$(0.05)
Diluted	$(0.44)	$(0.19)	$(0.05)
Weighted average common shares
Basic	33,940	34,607	32,546
Diluted	33,940	34,607	32,546

Supplemental Information

Net loss for calendar 2006 includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (“SFAS 123(R)”) of $2.501 million, net of tax, related to employee stock options. Net loss for calendar 2005 includes stock-based compensation expense of $77,000 as a result of a modification extending the exercise period for certain employee options. There was no stock-based compensation expense related to employee stock options under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in calendar 2005 or 2004 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for calendar 2005 and 2004 was $(11.194) million or $(0.32) per share and $(5.943) million or $(0.18) per share, respectively. See Note 9 to the Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(14,836)	$(6,632)	$(1,779)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,523	3,968	4,547
Provisions for doubtful accounts	133	47	(289)
Provisions for inventory obsolescence	2,592	2,483	1,152
Stock-based compensation	2,501	77	5
(Gain) loss on sale or disposal of assets	16	106	(143)
Changes in operating assets and liabilities:
Accounts receivable	3,597	1,060	6,589
Income tax receivable	(8)	105	(78)
Inventory	3,701	4,913	(7,888)
Prepaid expenses and other	(8,080)	1,928	228
Accounts payable	1,356	(2,334)	(1,772)
Accrued compensation payable	677	505	(672)
Accrued restructuring	(125)	(18)	(276)
Other liabilities	7,276	70	317

Net cash provided (used) by operating activities	2,323	6,278	(59)

Cash flows from investing activities
Purchase of equipment and real property	(1,553)	(1,744)	(9,285)
Proceeds from the sale of property	9	—	368
Purchases of marketable securities available for sale	(36,743)	(47,179)	(95,758)
Sales of marketable securities available for sale	57,563	55,400	60,140
Acquisitions of subsidiaries, net of cash acquired	(321)	—	(350)

Net cash provided by (used in) investing activities	18,955	6,477	(44,885)

Cash flows from financing activities
Proceeds from exercise of stock options	1,389	602	3,211
Proceeds from stock offering	—	—	83,606
Stock issuance costs	—	—	(5,227)
Repurchases of company common shares	—	(4,831)	—

Net cash provided by (used in) financing activities	1,389	(4,229)	81,590

Net increase in cash and cash equivalents	22,667	8,526	36,646
Effect of exchange rate changes on cash and cash equivalents	2	—	—
Cash and cash equivalents at beginning of year	55,279	46,753	10,107

Cash and cash equivalents at end of year	$77,948	$55,279	$46,753

Supplemental disclosure of cash flow information and investing and financing activities
Cash paid for income taxes	$8	$14	$50

See Notes to Consolidated Financial Statements.

CARRIER ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2004	26,588	$27	$106,571	$(12)	$(18,131)	$(7)	$88,448
Net loss	—	—	—	—	(1,779)	—	(1,779)
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	—	(123)	(123)

Comprehensive loss							(1,902)

Sale of common stock in public offering, net of offering costs of $5,228	6,825	7	78,372	—	—	—	78,379
Exercise of stock options	1,066	—	3,211	—	—	—	3,211
Amortization of deferred stock compensation	—	—	—	5	—	—	5
Forfeitures of stock options	—	—	(7)	7	—	—	—

Balances at December 31, 2004	34,479	34	188,147	—	(19,910)	(130)	168,141
Net loss					(6,632)		(6,632)
Change in unrealized gains and losses on investments, net of tax						(232)	(232)

Comprehensive loss							(6,864)

Repurchase and retirement of common stock	(1,000)	—	(4,831)				(4,831)
Exercise of stock options	304	—	679				679

Balances at December 31, 2005	33,783	$34	$183,995	$—	$(26,542)	$(362)	$157,125
Net loss					(14,836)		(14,836)
Change in unrealized gains and losses on investments, net of tax						250	250
Cumulative translation adjustment						2	2

Comprehensive loss							(14,584)

Stock based compensation expense			2,501				2,501
Exercise of stock options	525	—	1,389				1,389

Balances at December 31, 2006	34,308	$34	$187,885	$—	$(41,378)	$(110)	$146,431

Supplemental Information

In April, 2005, the Company’s Board of Directors authorized a stock repurchase program, authorizing the repurchase of up to 5 million shares of common stock. For additional information regarding this repurchase program, see Note 8 to the Consolidated Financial Statements. The repurchase price of common shares repurchased was reported as a reduction to common stock and additional paid-in capital.

See Notes to Consolidated Financial Statements.

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

Principles of Accounting and Consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Estimates are used when accounting and reporting certain amounts, including revenue recognition, allowances for uncollectible accounts receivable, inventory obsolescence, asset fair value, product warranty, depreciation, amortization, impairments, stock based compensation, income tax valuation allowances and contingencies. Actual results could differ from those estimates.

Cash, Cash Equivalents

Cash and cash equivalents include cash balances with banks and all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase.

Investments

The Company’s investments include U.S., state and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on nature of these securities and the availability of these securities to meet current operating needs. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of December 31, 2006 and 2005, all of the Company’s investments were marketable securities classified as available for sale and are reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk are primarily cash, cash equivalents, accounts receivable and investments in marketable securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the telecommunications industry.

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

Other Receivables

Certain of the Company’s products are manufactured by other unrelated companies under contractual manufacturing arrangements. We procure and sell some of the components used in the manufacture of our products to these companies. Other receivables included in “prepaid expenses and other” in the accompanying consolidated balance sheets of $0.9 million and $1.1 million at December 31, 2006 and 2005, respectively, consisted primarily of amounts due from the sale of these components.

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

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to twenty-five years, or the lease term for leasehold improvements. Depreciation expense for these assets was $1.6 million, $2.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Repairs and maintenance costs are expensed as incurred.

Capitalized Software

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes purchased internal-use software within property and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, which is generally 3 years. Software amortization expense was $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Intangible assets with definite useful lives are amortized over such useful lives, which range from five to seven years, and are subject to tests for impairment whenever events or changes in circumstances indicate that impairment may exist. There were no impairments recorded in the fiscal years ended December 31, 2006, 2005 and 2004.

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

There were no impairments of long-lived assets during the fiscal years ended December 31, 2006, 2005 and 2004.

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

During January and February of 2001, the Company provided approximately $1.3 million of sales credits to its customer WinStar for products that WinStar had purchased, paid for, and returned through stock rotation. In April of 2001, WinStar voluntarily filed for Chapter 7 federal bankruptcy. On December 1, 2004, under the terms of the settlement agreement, the Company was required by the Bankruptcy Court order to pay the Chapter 7 Trustee for WinStar $135,000 and received an unconditional release of all claims, actions, liabilities, and debts. In accordance with guidance provided by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, because the Company was “judicially” released by the Bankruptcy Court, the liability was derecognized. The Company recorded the resulting $1.0 million gain as “other income”.

Shipping and Handling Fees and Costs

We record amounts billed to customers related to shipping and handling in our net revenues. Costs incurred by the company for shipping and handling are reported in cost of sales.

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

We have entered into funded software development arrangements where we perform software development to enable the embedded software in certain of our products to integrate seamlessly within our customer product offerings. These arrangements are accounted for following the guidelines of Statement of Financial Accounting Standard No. 68, “Research and Development Arrangements”. Funds are earned as we attain contractual milestones and credited against related research and development expense. Total amounts credited against research and development expenses were $952,470, $875,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The foreign currency denominated assets and liabilities of our foreign subsidiary, which operates primarily in a local functional currency environment, are translated to U.S. dollars at exchange rates in effect as of the balance sheet date. Income and expenses are translated at average exchange rates. The resulting translation adjustments are reported as a separate component of other comprehensive income.

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

Earnings per Share

Basic earnings per share from continuing operations is computed by dividing income or loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and shares of common stock subject to repurchase. The treasury stock method is used to compute the dilutive effect of options and similar instruments. Potentially dilutive shares, including shares of common stock that are subject to repurchase, are excluded from the computation of fully-diluted earnings per share from continuing operations when their effect is antidilutive. A reconciliation of net income (loss) and weighted average shares used in computing amounts for basic and diluted earnings (loss) per share from continuing operations is presented below.

	2006	2005	2004
Basic earnings per share computation
Net loss	$(14,836)	$(6,632)	$(1,779)

Weighted average shares outstanding — basic	33,940	34,607	32,546

Basic loss per share	$(0.44)	$(0.19)	$(0.05)

Diluted earnings per share computation
Net loss	$(14,836)	$(6,632)	$(1,779)
Weighted average shares
Average shares outstanding — basic	33,940	34,607	32,546
Net shares assumed issued through exercises of stock options	—	—	—

Average shares outstanding — diluted	33,940	34,607	32,546

Diluted loss per share	$(0.44)	$(0.19)	$(0.05)

As a result of the Company’s net losses for the years ended December 31, 2006, 2005 and 2004, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of “in-the-money” option shares excluded from computation of diluted net loss per share because their effect is anti-dilutive totaled 2,282,246, 1,506,482 and 655,244 for 2006, 2005 and 2004, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values. In addition, the Securities and Exchange Commission (“SEC”) issued

Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) superseded the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires prospective application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s consolidated financial statements for fiscal 2006 include stock-based compensation expense in accordance with SFAS 123(R). Under the modified prospective transition method, compensation cost recognized during fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to January 1, 2006, share-based employee compensation expense was not recognized in the Company’s consolidated financial statements because the exercise prices of all awarded stock option grants were either equal to or greater than the market value of the underlying common stock on the grant date (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). Stock-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to the Consolidated Financial Statements. SFAS 123(R) requires an estimate of pre-vesting forfeitures at the time of grant, with subsequent revisions as actual vesting becomes known, so that expense recognized reflects an estimate of the fair value of stock option awards that will ultimately vest. As a result, stock-based compensation expense recognized in the Consolidated Statement of Operations for 2006 has been reduced by expected forfeitures. In preparing the Company’s pro-forma disclosures provided under FAS 123 for periods prior to the adoption of SFAS 123(R), among other computational differences, the Company accounted for pre-vesting forfeitures as they occurred. Because of these differences, the stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for 2006 under FAS 123(R), and the pro-forma stock-based compensation expense disclosed under SFAS 123 are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), results for prior comparative periods have not been restated.

See Note 10 — Income Taxes for additional details regarding the impacts of the Company’s stock based compensation plan on the Company’s consolidated financial statements.

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

	Year Ended December 31,
	2006	2005	2004
Product warranty liability beginning balance	$709	$634	$410
Add: Current year accruals	2,379	915	1,361
Deduct: Current year charges	(1,554)	(840)	(1,137)

Product warranty liability ending balance	$1,534	$709	$634

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. At March 31, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments in marketable securities available for sale as of December 31, 2004 and for all prior periods. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment due date at the option of the issuer. Interest is paid at the end of each auction period. In order to conform to the 2005 presentation, the Company reclassified amounts previously reported for purchases of investments and proceeds from the sale of investments in our consolidated statements of cash flows for the year ended December 31, 2004. The reclassifications had the effect of increasing previously reported cash used by investing activities, with a corresponding decrease in cash and cash equivalents, of $24,175 for the year ended December 31, 2004. The reclassification had no impact on previously reported total current assets, total assets, working capital or results of operations, and does not affect previously reported cash flows from operating or financing activities.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss), and unrealized gains or losses on certain securities, including reclassification adjustments, and cumulative translation gains from translating the financial statements of its Chinese subsidiary. The Company had no other sources of comprehensive income for the years ended 2006, 2005, and 2004.

Insurance Recovery, Mediation Settlement, and Restructuring Costs

The Company maintains Director’s and Officer’s insurance coverage. During the year ended December 31, 2006, the Company received $484,000 from its insurance carrier representing reimbursement of certain legal fees under its insurance policy. The Company recognizes such insurance recoveries in operations when received.

On February 6, 2007, the company reached an agreement to settle certain consolidated class actions, which are discussed in Note 13, for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other current liabilities as of December 31, 2006.

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

The Company entered into a restructuring plan effective December, 2002 designed to improve future operating performance and position the Company for earnings growth in future periods, consistent with anticipated revenues. Included in this plan were employee termination costs, facility closures or downsizing, and disposal of excess or unused assets. In connection with the restructuring, the Company accrued $2.0 million in December, 2002. The Company paid approximately $0.13 million, $0.47 million and $0.49 million of these charges in 2006, 2005 and 2004, respectively. The Company adjusted its accrual for changes in estimates with respect to subleases of approximately $0.0 million and $0.5 million in 2006 and 2005, respectively.

At December 31, 2006, the accrued liability associated with the restructuring plan, which is reported as part of “Other accrued liabilities” in our consolidated balance sheets, consisted of the following (in thousands):

	Beginning Reserve Balance	Restructuring Charges	Payments	Ending Reserve Balance
2006	$242	$—	$(125)	$117
2005	260	453	(471)	242
2004	536	218	(494)	260

2. Recently Issued Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective in the first quarter of calendar 2007. While we are currently evaluating the effects, if any, on our consolidated balance sheets, we do not believe the adoption of FIN 48 will have a material effect on our consolidated statements of operations or cash flows when adopted.

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale at December 31, 2006 and 2005 as follows (in thousands):

Balances as of December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$10,325	$—	$(109)	$10,216
State and local governments	7,800	—	—	7,800
Corporate debt securities	14,817	—	(9)	14,808

Total Investments	$32,942	$—	$(118)	$32,824

Balances as of December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$28,489	$—	$(294)	$28,195
State and local governments	3,000	—	—	3,000
Corporate debt securities	22,043	—	(73)	21,970

Total Investments	$53,532	$—	$(367)	$53,165

There were no unrealized gains on investments in marketable securities at December 31, 2006 and 2005.

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Balances as of December 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$—	$—	$8,389	$(109)	$8,389	$(109)
State and local governments	—	—	—	—	—	—
Corporate debt securities	3,001	—	3,866	(9)	6,867	(9)

Total Investments	$3,001	$—	$12,255	$(118)	$15,256	$(118)

	Less than 12 Months		12 Months or Greater		Total
Balances as of December 31, 2005	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$10,417	$(76)	$17,778	$(218)	$28,195	$(294)
State and local governments	—	—	—	—	—	—
Corporate debt securities	15,768	(71)	1,202	(2)	16,970	(73)

Total Investments	$26,185	$(147)	$18,980	$(220)	$45,165	$(367)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of December 31, 2006 and 2005, all of the Company’s investments were marketable securities classified as short term, available for sale securities, and are reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During 2006, 2005 and 2004, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on US Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2006.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $3 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The weighted average portfolio days to maturity for marketable securities available for sale was approximately 78 days at December 31, 2006. The Company is in compliance with its investment policy at December 31, 2006.

4. Business Combinations

White Rock Shanghai, Ltd.

On October 24, 2006, the Company purchased all of the outstanding common stock of White Rock Shanghai, Ltd. (subsequently renamed Carrier Access Shanghai, Ltd.), a wholly-owned foreign enterprise located near Shanghai, in the People’s Republic of China, for $460,000 cash. The results of Carrier Access Shanghai, Ltd.’s (“Carrier Shanghai”) operations have been included in the Company’s Consolidated Financial Statements since the acquisition date. Carrier Shanghai conducts testing of certain of the Company’s products for performance to specifications under an intercompany service agreement, and has no significant assets beyond those required to perform product testing, no other customers or other operations as of the acquisition date or as of December 31, 2006. There were approximately 44 employees as of December 31, 2006. The purchase was made to expand our international presence, capabilities, and to reduce certain research and development related costs. The estimated fair value of the net assets purchased, net of cash acquired, which consisted primarily of computer equipment, was approximately $321,000, and did not include significant intangibles or goodwill.

Paragon Networks International, Inc.

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

In connection with the acquisition, the Company acquired approximately $6.9 million of net deferred tax assets, comprised of deferred tax assets related primarily to net operating loss and tax credit carry forwards and deferred tax liabilities related to the intangible assets acquired, which have been fully reduced by a valuation allowance.

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

In 2004, the Company finalized its purchase price accounting related to a pre-acquisition contingency that existed at the time of the acquisition, in accordance with Statement of Financial Accounting Standard No. 38, “Preacquisition Contingencies”. The contingency was related to potential tax liabilities in a foreign jurisdiction. See note 12 for further discussion. Because the information was not available as of the November 2003 purchase date or at the time the Company filed its 2003 annual report on Form 10-K, an amount could not be estimated that could be used for purposes of the Company’s initial purchase price allocation. In December 2003, the Company began the effort to evaluate and estimate the fair value of the contingency, including gathering all relevant information regarding the applicable tax rates and regulations in the foreign jurisdictions. The Company’s determination was completed in November 2004. In accordance with that final determination, in the fourth quarter of 2004 the Company recorded an $840,000 liability with a corresponding adjustment to goodwill. As discussed in note 12, future adjustments to the contingent liability will be recorded in the statement of operations in the period of the adjustment.

5. Inventories

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories as of December 31 consist of the following (in thousands):

	2006	2005
Raw materials	$20,371	$27,713
Work-in-process	10	1
Finished goods	5,510	4,567
Reserve for obsolescence	(7,679)	(7,775)

	$18,212	$24,506

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

Property and equipment, net as of December 31 consisted of the following (in thousands):

	Estimated useful life	2006	2005
Computer equipment and software	3 to 5 years	$7,856	$6,945
Real property	25 years	7,701	7,701
Equipment, furniture, fixtures and other	3 to 7 years	15,213	14,612
Leasehold improvements	Shorter of lease or 7 years	960	986

		31,730	30,244
Less accumulated depreciation and amortization		(21,259)	(19,242)

		$10,471	$11,002

7. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of December 31 (in thousands):

		2006			2005
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$5,100	$(2,246)	$2,854	$5,100	$(1,520)	$3,580
Developed Technology	5	2,500	(1,542)	958	2,500	(1,040)	1,460
Trademarks and Patents	17	295	(84)	211	310	(80)	230

Total		$7,895	$(3,872)	$4,023	$7,910	$(2,640)	$5,270

Amortization expense was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated future amortization expense for intangible assets as of December 31, 2006 is follows (in thousands):

Year ending December 31,	Amount
2007	$1,245
2008	1,204
2009	745
2010	685
2011	17
Thereafter	127

Total	$4,023

Upon the acquisition of Paragon, we recorded $6.748 million of goodwill. The total goodwill amount was determined using the residual method under Statement of Financial Accounting Standard Nos. 141 and 142. In the fourth quarter of 2004, we finalized our purchase price accounting and recorded an additional $.84 million of goodwill related to a preacquisition tax contingency.

In the third quarters of 2006 and 2005, the Company completed its annual goodwill impairment test as required by FAS 142. Our assessment of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in FAS 142, to the reporting unit carrying value as of that date. Based on the results of this impairment test, the Company determined that its goodwill asset was not impaired during 2006, 2005 or 2004. The Company plans to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

8. Stockholders’ Equity

Stock Repurchase Program

On April 11, 2005, the Company’s Board of Directors authorized a stock repurchase plan, authorizing an aggregate repurchase of up to 5,000,000 shares of our common stock. We first began purchasing shares of our common stock under the plan in November 2005, and as of December 31, 2005, we had purchased 1.0 million shares at an average purchase price of $4.81 per share, for an aggregate purchase price of $4.8 million. The repurchased shares have been retired and are classified as authorized and unissued shares. The Company did not repurchase any shares during the year ended December 31, 2006. The remaining authorized number of shares that may be repurchased is 4 million, until terminated by the Board of Directors. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins”, the Company allocated the excess of the repurchase price over the par value of shares repurchased for retirement as reduction to additional paid-in capital.

Other Changes

Issuance of common stock, and the associated tax benefit (if any) related to stock options exercised by employees, are recorded as an increase to common stock and additional paid-in capital.

Stock-based compensation expense under FAS 123(R) is charged to additional paid-in capital as incurred. The difference between actual tax deductions available to the Company and estimated tax deductions recorded upon the issuance of employee stock options is credited to additional paid-in capital when recognized. The Company did not recognize any tax effects related to employee stock option exercises during the years ended December 31, 2006 or 2005. See Note 10, “Income Taxes” for additional information.

9. Employee Stock Incentive Plan

The Company's 1998 Stock Incentive Plan (the "Plan") provides for five separate components. The Discretionary Option Grant Program, administered by the Compensation Committee appointed by the Company's Board of Directors, provides for the grant of incentive and non-qualified options to purchase Common Stock to employees, consultants or directors. The Stock Issuance Program, administered by the Compensation Committee, provides for the issuance of Common Stock to employees, consultants or directors directly through the purchase of the shares at the fair market value of the shares at the date of issuance, or as a bonus tied to the performance of services. The Salaried Investment Option Grant Program, if activated, allows executive officers and other highly compensated employees selected by the Compensation Committee to apply a portion of their base salary towards the acquisition of special below-market stock option grants. The Automatic Option Grant Program provides for automatic option grants at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at a price equal to their fair market value on the grant date. The Director Fee Option Program, if activated for one or more calendar years, allows non-employee Board members to apply a portion of their annual retainer fee to the acquisition of special below-market option grants. All stock options outstanding have been granted under the Discretionary Option Grant Program and the Automatic Option Grant Program. The Company has not activated any of the other programs permitted by the Plan.

The Plan currently authorizes the grant of options to purchase up to 9,779,514 shares of authorized common stock. On the first trading day of each year, the lesser of two and one-half percent (2.5%) of the shares of Common Stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options are returned to the Plan as they expire and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options generally have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of December 31, 2006, all outstanding options were non-qualified stock options. The Compensation Committee of the Board of Directors has discretion to use a different vesting schedule and has done so from time to time. Since the inception of the 1998 Plan, the Company has granted stock options to virtually all employees, and the majority has been granted to non-executive employees.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

Expense Information under SFAS 123(R)

Stock-based compensation expense recognized under SFAS 123(R) in the Company’s Consolidated Statement of Operations was $2.5 million, representing $.07 basic and diluted loss per share, which consisted entirely of stock-based compensation expense related to employee and non-employee director stock options. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the year ended December 31, 2006 and its allocation within the Consolidated Statement of Operations (in thousands):

Year Ended
December 31, 2006
Cost of sales	$139

Research and development	723
Sales and marketing	762
General and administrative	877

Stock-based compensation expense included in operating expenses	2,362

Total stock-based compensation expense	2,501

Tax benefit	—
Total stock-based compensation expense, net of tax	$2,501

Effect of SFAS 123(R) on basic and diluted loss per share	$0.07

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending December 31, 2006, ranging from 4 1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 10 – Income Taxes, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the Consolidated Statement of Cash Flow for the year ended December 31, 2006.

Dilutive Effect of Stock Options

The following table shows the grant dilution and exercise dilution (in thousands, except percentages):

	Outstanding Options
Years Ended	December 31, 2006	December 31, 2005
Shares of common stock outstanding	34,308	33,783
Granted	1,238	1,645
Cancelled, forfeited or expired	(788)	(907)

Net stock options granted	450	738

Grant dilution[1]	1.3%	2.2%
Exercised	525	304
Exercise dilution[2]	1.5%	0.9%

[1]	The percentage for grant dilution is computed based on the net stock options granted as a percentage of shares of common stock outstanding at the calendar year end.

[2]	The percentage for exercise dilution is computed based on the net stock options exercised as a percentage of shares of common stock outstanding at the calendar year end.

Weighted average basic and diluted shares outstanding for the year ended December 31, 2006 were 33,940 and 34,931, respectively, while weighted average basic and diluted shares outstanding for the prior year ended December 31, 2005 were 34,607 and 35,443, respectively. Dilutive shares outstanding include the effect of dilutive “in-the-money” options, which is calculated based on the average share price for each calendar year using the treasury stock method. Under the treasury stock method, the amount that employees must pay to exercise options and the amount that of tax benefits that would be recorded in additional paid-in capital when the award becomes tax deductible are assumed to be used to repurchase shares at the average market price for the period. In both calendar 2006 and 2005, because the Company incurred net losses, in-the-money options were anti-dilutive and excluded from the computation of net losses per share. Had the in-the-money options been dilutive, the dilutive effect would have been 990,956 shares or 2.9% of outstanding common shares as of December 31, 2006. and 826,058 shares or 2.4% of outstanding common shares as of December 31, 2005.

General Share-Based Award Information:

The following summarizes stock option activity under the Plan:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at January 1, 2004	3,799,623	$5.03
Granted	1,254,700	10.26
Exercised	(1,065,884)	3.01
Canceled or forfeited	(1,207,280)	9.34

Balances at December 31, 2004	2,781,159	6.29
Annual increase in shares available for grant	—	—
Granted	1,645,261	5.22
Exercised	(303,593)	2.00
Canceled or forfeited	(906,955)	8.80

Balances at December 31, 2005	3,215,872	$5.48
Granted	1,237,500	6.39
Exercised	(525,298)	2.65
Canceled or forfeited	(788,043)	5.48

Balances at December 31, 2006	3,140,031	$6.32

The total pre-tax intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the year ended December 31, 2006 was $2,566,300. The following table summarizes significant ranges for options outstanding and currently exercisable as of December 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining contractual life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.65 – 3.92	415,939	1.43	$1.22	$2,223,085	388,429	$1.25	$2,063,933
4.07 – 4.25	392,304	3.87	4.25	906,425	76,694	4.25	177,264
4.30 – 4.62	404,500	4.06	4.51	830,360	184,562	4.49	382,051
4.72 – 6.10	423,813	3.99	5.31	528,835	54,060	5.40	62,488
6.12 – 6.50	534,125	4.80	6.24	169,582	26,375	6.48	2,094
6.57 – 10.34	473,550	4.76	8.08	—	214,237	8.36	—
10.35 – 37.00	495,800	2.32	12.96	—	475,175	12.99	—

	3,140,031	3.64	$6.32	$4,658,287	1,419,532	7.09	$2,687,830

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s closing stock price of $6.56 as of December 29, 2006 that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options exercisable as of December 31, 2006 was 730,120. As of December 31, 2006, 1,419,532 outstanding options were exercisable at an aggregate average exercise price per share of $7.09. Cash received from stock options exercised during the year ended December 31, 2006 was approximately $1,389,300. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. As discussed in Note 10 — Income Taxes, the Company will record such deductions to additional paid-in capital when realized. Shares available for grant under the Plan as of December 31, 2006 were 2,556,428.

During the year ended December 31, 2005, stock-based compensation expense of $77,000 was recognized as a result of a modification extending the exercise period for certain employee options. There was no other stock-based compensation expense related to employee stock option awards during the comparative fiscal years ended December 31, 2005 or 2004. As of December 31, 2006, total compensation costs related to unvested share-based awards not yet recognized was $2,765,400, which is expected to be recognized over the next 19 months on a weighted average basis.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending December 31, 2006, ranging from 4 1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 10 – Income Taxes, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the Consolidated Statements of Cash Flow for the year ended December 31, 2006.

Pro-Forma SFAS 123 Information

For the comparative years ended December 31, 2005 and 2004, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. All options granted during the years ended December 31, 2005 and 2004 had exercise prices equal to the closing market price of the underlying common stock on the grant date. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been increased to the following pro-forma amounts (in thousands, except per share amounts):

Years Ended	December 31, 2005	December 31, 2004
Net Loss — as reported	$(6,632)	$(1,779)
Add: Stock-based compensation expense, as reported	77	5
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(4,639)	(4,169)

Net Loss — pro-forma	$(11,194)	$(5,943)

Net loss per share — basic and diluted, as reported	$(0.19)	$(0.05)

Net loss per share — basic and diluted, pro-forma	$(0.32)	$(0.18)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior years ended December 31, 2005 and 2004 under SFAS 123 and the stock compensation expense recognized during the current year ended December 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior year comparative results have not been restated.

The weighted average per share fair value of stock options granted during the years ending December 31, 2006, 2005 and 2004, and the assumptions used to estimate fair value as of the grant date using the Black-Scholes option pricing model were as follows:

Years Ended	December 31, 2006	December 31, 2005	December 31, 2004
Volatility	96%	103%	110%
Expected option term	4 1/2 years	5 years	5 years
Risk free interest rate	4.7%	4.2%	3.6%
Expected dividend yield	0%	0%	0%

Weighted average fair value per share	$3.67	$3.74	$8.19

Accuracy of Fair Value Estimates

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the awards, estimates of the expected option term including actual and projected employee stock option exercise behaviors and estimates of pre-vesting forfeitures. Because changes in any of these assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

The decision to accelerate the vesting of these options, which the Board of Directors believed was in the best interest of Carrier Access shareholders and employees, was made primarily to reduce non-cash compensation expense that would have been recorded in the Company’s income statement in future periods upon the adoption of FASB Statement No. 123R, “Share-Based Payment” beginning January 1, 2006. In addition, because these options have exercise prices well in excess of current market values, the Company believes that they are not achieving their original objectives of incentive compensation and retention. The Company estimates that as a result of these accelerations, the pre-tax stock-based compensation expense it would otherwise have been required to record in connection with the accelerated options was reduced by approximately $1.1 million.

On August 26, 2005, the Company’s Board of Directors approved a modification to the expiration date of certain vested options held by certain former employees under the 1988 Stock Incentive Plan due to an extended “blackout” period. Under the terms of the modifications, former employees were granted an additional three-month period in which to exercise vested options adjusted by the number of days prior to May 5, 2005, if any, that the employee could have exercised the options. In accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25”, the Company recognized compensation expense of approximately $77,000 for the year ended December 31, 2005 in connection with this modification.

10. Income Taxes

Income tax expense (benefit) for the years ended December 31 (in thousands) consists of the following:

U.S. Taxes	2006	2005	2004
Current	$(16)	$(4)	$(46)
Deferred	—	—	—

U.S. Income tax expense (benefit)	$(16)	$(4)	$(46)

Foreign Taxes	2006	2005	2004
Current	$—	$—	$34
Deferred	—	—	—

Foreign Income tax expense (benefit)	—	—	34

Total Income tax expense (benefit)	$(16)	$(4)	$(12)

A reconciliation of expected income tax expense (benefit) calculated by applying the statutory Federal tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

Reconciliation of statutory income tax expense (benefit) to actual	2006	2005	2004
Expected income tax expense (benefit)	$(5,198)	$(2,320)	$(627)
State income taxes, net of federal taxes	(228)	(103)	(26)
Change in estimated effective state tax rate	6	4	586
Change in valuation allowance	5,292	2,821	2,335
Exercise of non-qualified stock options)	—	(454)	(2,965)
Other, net	112	48	685

Actual income tax expense (benefit)	$(16)	$(4)	$(12)

The tax effects of significant temporary differences that result in deferred tax assets and liabilities at December 31 are as follows (in thousands):

Deferred tax assets	2006	2005
Allowance for doubtful accounts and returns	$148	$163
Inventory reserves	2,889	3,138
Compensation accruals	585	487
Goodwill	1,693	1,890
Net operating loss carry forwards	23,169	18,748
Research and experimentation credit	5,129	5,129
Stock-based compensation	914	—
Unearned Income	173	555
Other	837	780

Gross deferred tax assets	35,537	30,890
Less: Valuation allowance	(34,265)	(28,973)

Total deferred income tax assets	$1,272	$1,917

Deferred tax liabilities
Paragon identifiable intangibles	(1,393)	(1,845)
Other	121	(72)

Total deferred income tax liabilities	$(1,272)	$(1,917)

Net deferred income tax assets	$—	$—

The components of deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2006	2005
Current assets	$112	$239
Current liabilities	—	—

Net current deferred tax assets (liabilities)	$112	$239

Non-current assets	$1,160	$1,678
Non-current liabilities	(1,272)	(1,917)

Net non-current deferred tax assets (liabilities)	$(112)	$(239)

As of December 31, 2006, the Company has available tax net operating loss carry forwards and tax credit carry forwards of approximately $64.6 million and $5.1 million, respectively. The net operating loss carry forwards began to expire in 2007. The tax credit carry forwards begin to expire in 2012. A portion of the future utilization of the Company’s net operating loss carry forwards associated with the Paragon acquisition in 2003, amounting to approximately $14.0 million, is limited because the acquisition resulted in an ownership change.

The Company has approximately $48.6 million of available net operating loss carry forwards for state tax purposes, which may be carried forward to offset future state taxable income, subject to state legislative restrictions which vary among the States.

The Company recorded valuation allowances of $34.3 million and $28.9 million as of December 31, 2006 and 2005, respectively, to fully reserve deferred tax assets as the realization criteria have not been met. In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations, except as noted herein. The valuation allowance at December 31, 2006 includes a reserve established at the time of the Paragon acquisition related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $15.0 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these stock based compensation benefits is no longer considered necessary, an adjustment will be recorded directly to additional paid in capital.

11. Significant Customers, Suppliers and Concentration of Credit Risk

The following table discloses significant customers from whom the Company recognized revenue that comprised 10% or more of the Company’s net revenues in each of the years ended December 31 (in thousands):

Company	2006	2005	2004
A	$27,021	$32,106	$6,039
B	8,013	5,712	6,435
C	755	3,668	9,578
D	199	375	19,028

International net revenues, or net revenues on products shipped outside of the United States accounted for approximately 11%, 4% and 9% of our total net revenues in for 2006, 2005 and 2004, respectively.

Although the Company generally uses standard parts and components for its products, many key components are purchased from sole or single source vendors for which alternative sources may not currently be available. The identification and utilization of new suppliers for such items could adversely impact the Company’s future operating results.

The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers and receivables are concentrated among customers in the telecommunications industry. To reduce this risk, the Company has a policy of assessing the creditworthiness of its customers and monitors the aging of its accounts receivable for potential uncollectible accounts. An allowance is recorded for estimated losses from write-offs of uncollectible accounts. Bad debt recoveries were $375,000 in 2006, $226,000 in 2005 and $223,000 in 2004.

12. Employee Benefit Plan

The Company has a defined contribution employee benefit plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code that is available to all employees who meet the 401(k) Plan’s eligibility requirements. Employees may contribute up to the maximum limits allowed by the Internal Revenue Code. Effective January 1, 2006, the Company reinstated an employer matching contribution to the 401(k) Plan that provides for matching 50% of an employee’s pre-tax contributions, up to the lesser of $2,000 or 6% of each participating employee’s annual salary. Company employer matching contributions were $322,000, $0 and $0 during the years ended December 31, 2006, 2005 and 2004, respectively.

13. Commitments and Contingencies

Guarantees

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other such claims made against certain parties. We evaluate estimated losses for such indemnifications under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (FAS 5), as interpreted by FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of loss. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not encountered material costs as a result of such obligations, and have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

In November of 2003, the Company acquired Paragon. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition dates have been accrued and expensed. The total amount of the contingent liability as of December 31, 2006 including taxes was approximately $1.59 million. It is reasonably possible that the Company’s estimates will differ from the amounts ultimately paid to settle this liability. Adjustments to the Company’s estimates or to what is ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of our officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, we moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On

March 30, 2006, the District Court granted our Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against various of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital LLC v. Koeing, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph.

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

On July 3, 2006, a purported lawsuit for Inspection of Books and Records was filed in Chancery Court, Newcastle County, Delaware against Carrier Access Corporation by West Coast Management and Capital, LLC, a plaintiff in one of the three purported shareholder derivative lawsuits that were filed in the United States District Court for the District of Colorado (West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM), which as noted above, was dismissed. The case is captioned West Coast Management and Capital, LLC v. Carrier Access Corporation, Case No. 2262-N. The Complaint seeks to enforce a Delaware Section 220 request for books and records, reasonable fees and expenses, and such other and further relief that the Court may deem just and proper. Carrier Access answered the complaint on July 26, 2006 and simultaneously moved for a judgment on the pleadings. On November 14, 2006, the Court dismissed the plaintiff’s complaint and entered a judgment in favor of Carrier Access.

Operating Leases

The Company leases certain office, manufacturing and warehouse space under various non-cancelable operating leases that expire through 2008. As of December 31, 2006, the following future minimum lease payments are due under our current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under certain of its lease agreements to pay certain operating expenses during the term of the leases, such as maintenance, taxes and insurance. This table excludes any leases expiring or subject to cancellation within twelve months subsequent to December 31, 2006 (in thousands):

Year ending December 31,
2007	$689
2008	368
Thereafter	—

Total	$1,057

The Company records rent expense under non-cancelable operating leases, including the effect of any future rent escalations or rent holiday periods, on a straight-line basis over the term of the lease. Any difference between actual payments and recorded rent expense is reported within accrued liabilities.

Rent expense for the years ended December 31, 2006, 2005, and 2004 totaled $0.7 million, $0.6 million and $1.7 million, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supplies, the Company enters into agreements with contract manufacturers and suppliers that either allows them to procure inventory based upon demand as defined by the Company or based on established parameters defining the Company’s requirements. Subject to certain limitations, the agreements allow the Company to cancel, reschedule or otherwise adjust the Company’s inventory requirements in response to business needs prior to placement of firm orders. Consequently, at any given time, only a portion of the Company’s total purchase commitments arising from these agreements represent firm non-cancelable and unconditional purchase commitments. As of December 31, 2006, the Company had placed non-cancelable purchase orders for approximately $12.5 million of inventory, supplies and services from certain of its vendors for delivery in 2007. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

14. Subsequent Events

On February 6, 2007, the company reached an agreement to settle certain consolidated class actions, which are discussed in Note 13, for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other current liabilities as of December 31, 2006.

On March 5, 2007, the Company completed the acquisition of IP networking product assets from Mangrove Systems, Inc. of Wallingford, Connecticut in a cash transaction valued at approximately $8 million. Carrier Access has also hired 30 former employees of Mangrove to sell, support and continue research and development of the newly acquired Mangrove products. As a result of the acquisition of certain assets of Mangrove Systems, Inc., we expect to incur significantly higher intangible related expenses that could significantly impact operating results. For more information regarding this transaction, please see the current report on Form 8-K filed on March 8, 2007.

15. Quarterly Financial Information (unaudited)

The following information summarizes selected quarterly financial information for the two years ended December 31, 2006:

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net revenue	$12,519	$16,083	$24,871	$21,943
Cost of sales	9,137	9,862	13,057	11,468

Gross profit	3,382	6,221	11,814	10,475
Operating expenses:
Research and development	7,264	6,953	7,598	4,999
Selling and marketing	4,015	3,855	3,567	3,370
General and administrative	2,069	2,255	2,557	2,885
Bad debts expense (recoveries)	(50)	25	(45)	(53)
Insurance recovery and restructuring charges	(232)	(252)	—	—
Intangible asset amortization	307	307	307	307

Income (loss) from operations	(9,991)	(6,922)	(2,170)	(1,033)
Other income, net	1,451	1,458	1,259	1,096

Income (loss) before income taxes	(8,540)	(5,464)	(911)	63
Income taxes (benefit)	10	(18)	(8)	—

Net income (loss)	$(8,550)	$(5,446)	$(903)	$63

Income (loss) per share:
Basic	$(0.25)	$(0.16)	$(0.03)	$(0.00)
Diluted	$(0.25)	$(0.16)	$(0.03)	$(0.00)

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenue	$21,145	$20,862	$18,925	$14,696
Cost of sales	12,122	11,918	11,281	9,590

Gross profit	9,023	8,944	7,644	5,106
Operating expenses:
Research and development	3,817	4,138	4,257	4,799
Selling and marketing	2,921	2,623	3,208	3,324
General and administrative	2,701	3,411	2,035	1,683
Bad debts expense (recoveries)	(377)	38	58	328
Restructuring charges	(1)	84	—	369
Intangible asset amortization	308	307	307	307

Income (loss) from operations	(346)	(1,657)	(2,221)	(5,704)
Other income, net	1,006	820	772	694

Income (loss) before income taxes	660	(837)	(1,449)	(5,010)
Income taxes (benefit)	(4)	—	—	—

Net income (loss)	$664	$(837)	$(1,449)	$(5,010)

Income (loss) per share:
Basic	$0.02	$(0.02)	$(0.04)	$(0.15)
Diluted	$0.02	$(0.02)	$(0.04)	$(0.15)

16. Valuation and qualifying accounts (in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Operations	Recoveries (Write-offs)	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended:
December 31, 2006	$860	$401	$(1,016)	$245

December 31, 2005	$359	$727	$(226)	$860

December 31, 2004	$871	(289)	(223)	$359

Inventory obsolescence reserve:
Year Ended:
December 31, 2006	$7,775	$2,592	$(2,688)	$7,679

December 31, 2005	$6,552	$1,627	$(404)	$7,775

December 31, 2004	$6,713	1,152	(1,313)	$6,552

Valuation Allowance for deferred tax assets:
Year Ended:
December 31, 2006	$28,973	$5,292	$—	$34,265

December 31, 2005	$26,152	$2,821	$—	$28,973

December 31, 2004	$23,817	2,335	—	$26,152

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, HEIN & Associates LLP, has issued an attestation report on our assessment of internal control over financial reporting. Its report appears on page 79 of this report.

Changes in Internal Control over Disclosure and Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carrier Access Corporation

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” (Item 9A) that Carrier Access Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Carrier Access Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Carrier Access Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Carrier Access Corporation and subsidiaries as of December 31, 2006 and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 12, 2007

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and executive officers, our code of ethics and corporate governance matters is incorporated by reference to the information set forth in (i) the sections entitled “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of our fiscal year ended December 31, 2006 (the “2007 Proxy Statement”), and (ii) the section entitled “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Proposal One — Election of Directors — Director Compensation,” and “Executive Officer Compensation” in our 2007 Proxy Statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation, is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in our 2007 Proxy Statement.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors “ in our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the “Proposal Two — Ratification of the Appointment of Independent Auditors” in the 2007 Proxy Statement.

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

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 16th day of March 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons whose signatures appear below, which persons have signed such Report on Form 10-K on this 16th day of March 2007 in the capacities indicated:

Signature	Title

/s/ ROGER L. KOENIG (Roger L. Koenig)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ GARY GATCHELL (Gary Gatchell)	Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

/s/ NANCY PIERCE (Nancy Pierce)	Corporate Development Officer, Director

/s/ JOHN W. BARNETT, JR. (John W. Barnett, Jr.)	Director

/s/ DAVID R. LAUBE (David R. Laube)	Director

/s/ MARK A. FLOYD (Mark A. Floyd)	Director

/s/ LANCE W. LORD (Lance W. Lord)	Director

/s/ THOMAS C. LAMMING (Thomas C. Lamming)	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Reg. No. 333-53947 (“Registrant’s 1998 S-1”)).

3.2	Registrant’s Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s 1998 S-1).

4.1	Form of Registrant’s Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s 1998 S-1)).

10.1†	Registrant’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s 1998 S-1).

10.2†	Registrant’s 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 1998 S-1).

10.3	Form of Directors’ and Officers’ Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

10.4†	Description of Cash Incentive Bonus Plan (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed February 3, 2006).

10.5†	Description of Target Awards and Payout Formulas Under Cash Incentive Bonus Plan (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed April 28, 2006).

10.6†	Offer Letter between the Registrant and Gary Gatchell dated June 8, 2005.

10.7†	Offer Letter between the Registrant and Allen E. Snyder dated as of November 2, 2006.

10.8*	Master Purchase Agreement between Cingular Wireless LLC and Paragon Networks International, Inc. effective December 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2006).

10.9*	Amendment No. 1 to Master Purchase Agreement between Cingular Wireless LLC and Carrier Access Corporation effective March 12, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2006).

10.10*	Supplement A to Master Purchase Agreement between Cingular Wireless LLC and Carrier Access Corporation effective July 14, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2006).

21.1	Subsidiaries of Registrant

23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (Reference is made to the preceding Signature Page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.