Form 10-Q
period 2007-03-31
CARRIER ACCESS CORP
filed 2007-05-08
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 26, 2007, there were 34,413,530 shares of the Registrant’s common stock outstanding.

CARRIER ACCESS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2007

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$55,700	$77,948
Investments in marketable securities	42,774	32,824
Accounts receivable, net of allowance for doubtful accounts of $102 and $245 at March 31, 2007 and December 31, 2006, respectively	5,300	7,096
Income tax receivable	64	64
Deferred income taxes	112	112
Inventory, net	21,622	18,212
Prepaid expenses and other	9,567	10,503

Total current assets	135,139	146,759
Property and equipment, net	10,613	10,471
Goodwill	8,962	7,614
Intangible assets, net	7,684	4,023

Total Assets	$162,398	$168,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,353	$8,759
Accrued compensation payable	4,322	4,134
Accrued expenses and other liabilities	9,706	9,248
Deferred revenue	1,193	183

Total current liabilities	24,574	22,324
Deferred income taxes	112	112

Total Liabilities	24,686	22,436

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 34,405 shares issued and outstanding at March 31, 2007, and 34,308 shares issued and outstanding at December 31, 2006	34	34
Additional paid-in capital	188,846	187,885
Accumulated deficit	(51,104)	(41,378)
Accumulated other comprehensive loss	(64)	(110)

Total Stockholders’ Equity	137,712	146,431

Total Liabilities and Stockholders’ Equity	$162,398	$168,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue, net of allowances for sales returns	$8,642	$21,943
Cost of Sales	6,486	11,468

Gross Profit	2,156	10,475

Operating Expenses
Research and development	7,312	4,999
Sales and marketing	3,517	3,370
General and administrative	2,414	2,885
Bad debt recoveries	(85)	(53)
Insurance recoveries, net	(314)	—
Intangible asset amortization	391	307

Total operating expenses	13,235	11,508

Loss from operations	(11,079)	(1,033)
Interest income	1,354	1,096

Net income (loss)	$(9,725)	$63

Income (loss) per share
Basic	$(0.28)	$0.00

Diluted	$(0.28)	$0.00

Weighted average common shares
Basic	34,377	33,802

Diluted	34,377	34,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(9,725)	$63
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	952	886
Stock-based compensation	625	576
Changes in operating assets and liabilities:
Accounts receivable	1,805	(1,995)
Inventory	(1,402)	1,950
Prepaid expenses and other	451	490
Accounts payable and accrued expenses	2,221	1,658

Net cash provided by (used in) operating activities	(5,073)	3,628

Cash flows from investing activities
Purchases of property and equipment	(172)	(290)
Purchases of marketable securities available for sale	(21,926)	(8,372)
Sales of marketable securities available for sale	12,131	6,632
Payment for acquisition	(7,409)	—

Net cash used in investing activities	(17,376)	(2,030)

Cash flows from financing activities
Proceeds from exercise of stock options	199	138

Net cash provided by financing activities	199	138

Effect of exchange rate changes on cash and cash equivalents	2	—

Net increase (decrease) in cash and cash equivalents	(22,248)	1,736
Cash and cash equivalents at beginning of the period	77,948	55,279

Cash and cash equivalents at end of the period	$55,700	$57,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) of Carrier Access Corporation, and its subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of those of a normal recurring nature) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the disclosures required by GAAP included in the Form 10-K.

The Company disclosed in Note 1 to its consolidated financial statements included in the Form 10-K those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Form 10-K. The accounting principles utilized by the Company in preparing its condensed consolidated financial statements conform in all material respects to GAAP. For further information, refer to the consolidated financial statements and footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of results for the full year ended December 31, 2007, or any other period.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from continuing operations reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding and shares of common stock subject to repurchase. The treasury stock method is used to compute the dilutive effect of options and similar instruments. Potentially dilutive shares, including shares of common stock that are subject to repurchase, are excluded from the computation of diluted earnings per share from continuing operations when their effect is antidilutive. A reconciliation of weighted average shares used in computing amounts for basic and diluted loss per share from continuing operations is presented below. There were no adjustments to net loss in order to determine diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	March 31, 2006
Weighted average shares
Weighted average shares outstanding – basic	34,377	33,802
Net shares assumed issued through exercises of stock options	—	756

Average shares outstanding – diluted	34,377	34,558

Diluted (loss) earnings per share	$(0.28)	$0.00

As a result of the Company’s net loss for the quarterly period ending March 31, 2007, all potentially dilutive securities were antidilutive and therefore were excluded from the computations of diluted loss per share. The number of shares excluded from the computations of diluted earnings (loss) per share because their effect was antidilutive totaled approximately 1,478,215 and 990,000 as of March 31, 2007 and 2006, respectively.

Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income (loss)	$(9,725)	$63
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available for sale securities	36	(2)
Net change in cumulative foreign currency translation gain (loss)	8	—

Comprehensive income (loss)	$(9,681)	$61

Warranty Costs

The Company provides for the estimated costs of product warranties at the time revenue for the product is recognized. The specific terms and conditions of the warranties vary depending on the specific product sold and the terms of the customer purchase agreements. In the case of hardware, our warranties generally start from the delivery date and continue for up to five years. Software products generally are under warranty for 90 days from the date of shipment. Our warranty liability for our software is limited to “patches” and “bug” fixes that are offered as part of, and covered by, our standard product warranty. The Company accrues for warranty obligations based on historical experience and estimates of future warranty costs. Charges and accruals to the warranty liability, which is reported as a component of “accrued expenses and other liabilities” in our condensed consolidated balance sheets, during the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Product warranty liability beginning balance	$1,534	$709
Add: Current period accruals	256	465
Deduct: Current period charges	(328)	(375)

Product warranty liability ending balance	$1,462	$799

Restructuring Costs

Restructuring costs, which include employee termination benefits, contract termination costs, asset impairments and other restructuring costs are recorded at estimated fair value. The amounts for restructuring costs are based upon certain key estimates, including the timing of employees leaving the company, the terms that may be negotiated to exit contractual obligations, and the realizable value of certain assets to be disposed of, among others.

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

At March 31, 2007, the remaining accrued restructuring liability, which is reported as part of “accrued expenses and other liabilities” in our condensed consolidated balance sheets, consisted entirely of remaining lease payments on vacated facilities, as follows (in thousands):

Facilities and Equipment
Balance at January 1, 2006	$242
Adjustments to reserve	—
Cash payments and other uses	(125)

Balance at December 31, 2006	$117
Adjustments to reserve	—
Cash payments and other uses	(32)

Balance at March 31, 2007	$85

On April 5, 2007, the Company announced plans to consolidate facilities, restructure and downsize some of its remote development centers and eliminate contractors to reduce research and development costs. The Company anticipates incurring restructuring and impairment charges of $500,000 to $1,000,000, of which $225,000 to $425,000 would be for one-time employee termination and relocation benefits, $200,000 to $400,000 would be for asset impairments for equipment, furniture and leasehold improvements, and $75,000 to $175,000 for facilities related costs, substantially all of which will be expensed in the second quarter of fiscal 2007. These charges would result in cash payments of approximately $450,000 during fiscal 2007.

2. Stock-Based Compensation

Stock Option Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for periods prior to January 1, 2006 have not been restated.

The adoption of SFAS 123(R) reduced our pre-tax operating results and increased our net loss for the three month period ended March 31, 2007 by $624,827. This expense increased basic and diluted losses per share by $0.02, compared to reported basic and diluted losses per share of $(0.28) for the three month period ended March 31, 2007. For the three month period ended March 31, 2006, the reduction in net income due to stock compensation expense was $576,000, which decreased basic and diluted earnings per share by $0.02, compared to reported basic and diluted earnings per share of $0.00. The Company did not recognize a tax benefit from the share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced in full by a valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three month periods ended March 31, 2007 and 2006, and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales	$22	$38

Research and development	105	187
Sales and marketing	212	136
General and administrative	286	215

Stock-based compensation expense included in operating expenses	603	538

Total stock-based compensation expense	$625	$576

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending March 31, 2007, ranging from 4 1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The weighted average per share fair value of stock options granted during the three month periods ending March 31, 2007 and 2006, and the assumptions used to estimate fair value as of the grant date using the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2007	2006
Volatility	90%	105%
Expected option term	4 1/2 years	4 1/2 years
Risk free interest rate	4.6%	4.8%
Expected dividend yield	0%	0%
Weighted average fair value per share	$2.90	$3.20

Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “Plan”) provides for five separate components. The Discretionary Option Grant Program, administered by the Compensation Committee appointed by the Company’s Board of Directors, provides for the grant of incentive and non-qualified options to purchase Common Stock to employees, consultants or directors. The Stock Issuance Program, administered by the Compensation Committee, provides for the issuance of Common Stock to employees, consultants or directors directly through the purchase of the shares at the fair market value of the shares at the date of issuance, or as a bonus tied to the performance of services. The Salaried Investment Option Grant Program, if activated, allows executive officers and other highly compensated employees selected by the Compensation Committee to apply a portion of their base salary towards the acquisition of special below-market stock option grants. The Automatic Option Grant Program provides for automatic option grants at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at a price equal to their fair market value on the grant date. The Director Fee Option Program, if activated for one or more calendar years, allows non-employee Board members to apply a portion of their annual retainer fee to the acquisition of special below-market option grants. All stock options outstanding have been granted under the Discretionary Option Grant Program and the Automatic Option Grant Program. In April 2007, our Board of Directors approved the following: (i) a form of agreement pursuant to which restricted stock units may be granted to eligible persons under the Plan; and (ii) a form of agreement pursuant to which restricted stock may be purchased by eligible persons under the Plan. The Company has not activated any of the other programs permitted by the Plan.

The Plan currently authorizes the grant of options to purchase up to 10,342,014 shares of authorized common stock. On the first trading day of each year, the lesser of two and one-half percent (2.5%) of the shares of Common Stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options are returned to the Plan and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options generally have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of March 31, 2007, all outstanding options were non-qualified stock options. The Compensation Committee of the Board of Directors has discretion to use a different vesting schedule and has done so from time to time. Since the inception of the Plan, the Company has granted stock options to virtually all employees, and the majority has been granted to non-executive employees.

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	3,140,031	$6.32	—	—
Granted	821,500	5.21	—	—
Exercised	(96,813)	3.51	—	—
Canceled or forfeited	(249,880)	6.33	—	—

Options outstanding at March 31, 2007	3,614,838	$6.14	3.72	$2,160,620

Options exercisable at March 31, 2007	1,379,881	$7.00	2.53	$1,636,917

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three month period ended March 31, 2007, was approximately $227,153. Cash received from stock options exercised during the three month period ended March 31, 2007 was approximately $198,778. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. As discussed in Note 6 – Income Taxes, the Company will record such deductions to additional paid-in capital when realized. Shares available for grant under the Plan as of March 31, 2007 were approximately 2,547,308.

Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.65 — 0.77	281,711	0.47	$0.70	281,711	$0.70
1.12 — 4.33	433,978	4.28	3.92	195,933	3.53
4.36 — 4.56	437,500	4.51	4.51	44,530	4.40
4.61— 5.19	451,687	3.42	4.81	154,934	4.78
5.24 — 5.75	530,375	4.68	5.63	17,937	5.35
5.76 — 6.23	574,875	4.52	6.20	29,062	5.92
6.30 — 10.34	445,612	4.45	8.04	215,112	8.26
10.35 — 37.00	459,100	1.94	13.11	440,662	13.14

	3,614,838	3.72	$6.14	1,379,881	$7.00

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2007 was approximately $3,450,859, which is expected to be recognized over a weighted average period of approximately 1.7 years.

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale, as follows (in thousands):

Balances as of March 31, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$12,333	$1	$(67)	$12,267
State and local governments	8,650	—	—	8,650
Corporate debt securities	21,869	1	(13)	21,857

Total Investments	$42,852	$2	$(80)	$42,774

Balances as of December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Government securities	$10,325	$—	$(109)	$10,216
State and local governments	7,800	—	—	7,800
Corporate debt securities	14,817	—	(9)	14,808

Total Investments	$32,942	$—	$(118)	$32,824

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2007 and December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
March 31, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$—	$—	$9,433	$(67)	$9,433	$(67)
State and local governments	—	—	—	—	—	—
Corporate debt securities	—	—	1,936	(13)	1,936	(13)

Total Investments	$—	$—	$11,369	$(80)	$11,369	$(80)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Government securities	$—	$—	$8,389	$(109)	$8,389	$(109)
State and local governments	—	—	—	—	—	—
Corporate debt securities	3,001	—	3,866	(9)	6,867	(9)

Total Investments	$3,001	$—	$12,255	$(118)	$15,256	$(118)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of March 31, 2007 and December 31, 2006, all of the Company’s investments were marketable securities classified as short-term, available for sale, and are reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the condensed consolidated statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity. Subsequent recoveries in the fair value, if any, are not recognized in the condensed consolidated statement of operations, but as a component of cumulative other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During the three month periods ended March 31, 2007 and 2006, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on U.S. Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at March 31, 2007.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $3.0 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The weighted average portfolio days to maturity for marketable securities available for sale was approximately 92 days at March 31, 2007.

4. Inventory

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$22,453	$20,371
Work-in-process	354	10
Finished goods	5,794	5,510
Reserve for obsolescence	(6,979)	(7,679)

	$21,622	$18,212

5. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

		March 31, 2007			December 31, 2006
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$5,100	$2,429	$2,671	$5,100	$2,246	$2,854
Developed Technology	5	2,500	1,666	834	2,500	1,542	958
Trademarks and Patents	17	309	88	221	295	84	211
Acquired Assets— Mangrove Systems (Note 7)	4	4,042	84	3,958	—	—	—

Total		$11,951	$4,267	$7,684	$7,895	$3,872	$4,023

The estimated future amortization expense for intangible assets as of March 31, 2007 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2007	$1,692
2008	2,215
2009	1,756
2010	1,696
2011	186
Thereafter	139

Total	$7,684

In the third quarter of 2006, the Company completed its annual goodwill and purchased intangibles impairment tests as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Our assessment of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in SFAS 142, to the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, the Company determined that its goodwill and purchased intangible assets were not impaired. The Company plans to continue to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

6. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. There were no unrecognized tax benefits as of January 1, 2007, the date FIN 48 was adopted. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not affect the Company’s effective tax rate since it is subject to a full valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties at March 31, 2007.

As of the date of these financial statements, the 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.

The Company did not record a provision for income taxes for the three month periods ended March 31, 2007 or 2006 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein. The valuation allowance at March 31, 2007 includes a reserve established on the acquisition of Paragon Networks International, Inc. in 2003 related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $15.0 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these federal tax benefits is no longer considered necessary and actual tax benefits realized are less than deferred taxes recognized, an adjustment will be recorded directly to additional paid-in capital.

7. Business Combinations

Mangrove Systems, Inc.

On March 2, 2007, the Company completed its acquisition of substantially all of the assets of Mangrove Systems, Inc. (“Mangrove”) pursuant to the terms of an Asset Purchase Agreement of the same date. Mangrove products include the Piranha 100 and 600, which will be rebranded as the Carrier Access EdgeFLEX(TM) 100 and 600, respectively. These new optically-fed IP transport integration products add to the Carrier Access portfolio of IP service convergence solutions at both access and optical edge locations. Integrated products and solutions will be supported and offered to combined customers of Carrier Access and Mangrove Systems. Customers include Mobile Network Operators, Broadband and Ethernet Service Providers, and Government Networks. Carrier Access FLEXengine software-definable IP interworking and optimization technology will be integrated with the new EdgeFLEX product offerings to further consolidate network capital and operational costs for high-bandwidth IP networks. The acquired assets primarily consist of optically-fed IP transport integration products which complement the Company’s portfolio of IP service convergence solutions at both access and optical edge locations.

Pursuant to the Asset Purchase Agreement, Mangrove creditors received $6.7 million in cash at closing and will receive a maximum of $1.2 million for outstanding liabilities assumed by the Company. Approximately $700,000 of the closing cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement. Acquisition-related transaction costs include legal fees and other third party costs directly related to the acquisition. The total purchase price of $8.0 million was comprised of (in thousands):

Cash paid	$6,700
Liabilities assumed	1,200
Acquisition-related transaction costs	96

Total consideration	$7,996

Liabilities assumed include accounts payable and accrued expenses. As of March 31, 2007, approximately $610,000 of the total $1.2 million in liabilities assumed had been paid to creditors, and this payment is reflected in our Consolidated Statement of Cash Flows as part of the acquisition, in investing activities. The remaining amount due related to the assumed liabilities is approximately $590,000.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on preliminary fair values on the acquisition date. The Company has engaged an independent valuation expert to complete an appraisal of certain acquired assets. The purchase price allocation presented in the table below is preliminary pending the Company’s final assessment of the fair value of the assets acquired (in thousands).

Inventories	$2,007
Other assets	77
Property and equipment	522
Goodwill	1,348
Other intangible assets	4,042

Total consideration	$7,996

Since March 2, 2007, the results of operations of the acquisition have been included in the Company’s consolidated statements of operations. Intangible asset amortization related to the Mangrove acquisition was $84,000 in the quarter ended March 31, 2007. The estimated amount of goodwill in the table above is expected to be deductible for tax purposes.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Mangrove, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The Company’s results of operations for the quarter ended March 31, 2007 include the results of Mangrove for the last 30 days of the quarter. The unaudited pro forma financial information for the three months ended March 31, 2007 combines the Company’s results for this period with the results of Mangrove for the period January 1, 2007 to March 1, 2007. The unaudited pro forma financial information for the three months ended March 31, 2006 combines the Company’s results for this period with Mangrove’s results for the three months ended March 31, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented or of results that may occur in the future (in thousands, except for per share amounts).

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue, net	$8,642	$21,948
Net loss	(10,971)	(3,503)
Net loss per share – basic and diluted	(0.32)	(0.10)

8. Commitments and Contingencies

The Company’s contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2006.

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

Litigation

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition date have been accrued and expensed. The total estimated amount of the contingent liability as of March 31, 2007 was approximately $1.59 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other liabilities as of March 31, 2007.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital, LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph.

Management believes that the claims in the class action and related suits are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. Although the Court granted the Company’s Motion to Dismiss in the federal shareholder derivative lawsuits, given the pending federal class action lawsuits and recent shareholder derivative lawsuit, management cannot at this time determine the probability of an unfavorable outcome or reasonably estimate a range of loss, if any. Litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

9. Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result, we adopted this pronouncement in the first quarter of 2007. This interpretation did not have a material impact on our financial statements during the first quarter of 2007. See Note 6 of our condensed consolidated financial statements for more information.

Emerging Issues Task Force Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement”

Emerging Issues Task Force Issue 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. As a result, we adopted this standard in the first quarter of 2007. This pronouncement did not have a material effect on our financial statements. We present the items within the scope of EITF 06-3 on a net basis (excluded from revenues).

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. “Fair value” is defined as a market-based exchange price, or the price that would be received to sell the asset or paid to transfer the liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 157 on our financial statements.

Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Liabilities”

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of SFAS 159 on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, expectations regarding customer revenue mix, sources of revenue, gross profit margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward- looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Quarterly Report on Form 10-Q.

Outlook

In fiscal 2007, we are focused on accelerating development of new product platforms and service cards to expand our existing Wireless radio access network solutions and Converged Access Voice over IP solutions.

In Wireless, our strategy is to expand internationally and to leverage our large installed customer base with new hardware and software solutions that enable our global wireless customers to grow and expand their networks and deliver web, video and entertainment services, without requiring our customers to build separate overlay data networks. In Converged Access, we are focused on delivering new technology solutions that enable our customers to more economically deliver combined voice and internet services to their business user customers.

Our strong balance sheet and liquidity positions us well to take advantage of opportunities, as we focus primarily on organic growth of our existing business. However, we remain receptive to the acquisition of other product lines, technology labs or possibly other companies to leverage our customer and product solutions and to lower our research and development costs.

Overview

We design, manufacture and sell next-generation broadband access communications equipment to wireline and wireless communications carriers. We were incorporated in September 1992 as a successor company to Koenig Communications, Inc., an equipment systems integration and consulting company that had been in operation since 1986. In the summer of 1995, we ceased our systems integration and consulting business and commenced our main product sales with the commercial deployment of our first network access products, which was followed by the introduction of our Wide Bank products in November 1997, Access Navigator products in January 1999, Adit products in December 1999, the Broadmore products in October 2000, which we acquired from Litton Network Access Systems, Inc., and the Axxius products in June 2003. In November, 2003 we acquired the MASTER Series and BROADway product lines through our acquisition of Paragon Networks International, Inc. In October 2006, we acquired White Rock Shanghai, Ltd. (subsequently renamed Carrier Access Networks (Shanghai), Ltd.) to expand our international presence and certain research and development activities. In March 2007, we acquired the optically-fed IP transport integration products of Mangrove Systems, Inc.

During the late 1990s, a substantial number of carriers, including competitive local exchange carriers, or CLECs, invested heavily in network infrastructure and service delivery projects, which accelerated growth in the telecommunications equipment market. By 2000, when our annual net revenues reached $148.1 million, we relied on a limited number of CLECs for a significant portion of our net revenue. However, starting in late 2000, many of these CLECs encountered sharp declines in the amount of capital they had available to fund network infrastructure and service delivery projects. As a result, there was a significant decline in the demand for telecommunications equipment, including demand for our products.

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from incumbent local exchange carriers, or ILECs, and 5% from wireless carriers compared to approximately 13%, 14% and 31%, respectively, in the quarterly period ended March 31, 2007. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue.

Historically, most of the sales of our products have been through a limited number of distributors and original equipment manufacturers, or OEMs. Walker & Associates accounted for 10% of our net revenue for the three months ended March 31, 2007 and 11% in 2006. Recently, however, an increasing proportion of our products sales have been made directly to telecommunications carriers and OEMs. For the three months ended March 31, 2007, direct sales to Cingular accounted for approximately 14% of our net revenue, down from 48% of net revenue during the first quarter of 2006. This significant decline in sales has had a material adverse effect on our operating results since the third quarter of 2006. In addition to Cingular, we had two other customers who accounted for 10% each of our net revenue for the quarterly period ended March 31, 2007. We expect that our product sales will continue to be made to an increasingly concentrated number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction in sales to, any of our significant customers would have a material adverse effect on our business. International net revenues, or net revenues for products shipped outside of the United States, accounted for approximately 9% and 10% of our total net revenues for the three month periods ended March 31, 2007 and 2006, respectively. We are targeting specific international market distribution in 2007 and we believe that an increasing proportion of our net revenues will be from international customers in the future.

Our objective has been to focus on cost controls while continuing to invest in the development of new and enhanced products, which we believe will position us to take advantage of sales opportunities as our customers develop and upgrade their networks and telecom infrastructure to incorporate technological improvements which improve the value they provide to their customers. However, we believe current economic conditions and industry consolidation has resulted in a significant reduction in our sales since the third quarter of 2006, and may continue to cause our customers and potential customers to defer and reduce capital spending.

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

Subsequent Event

On April 5, 2007, we announced plans to consolidate facilities, restructure and downsize some of our remote development centers and eliminate contractors to reduce research and development costs. We anticipate incurring restructuring and impairment charges of $500,000 to $1,000,000, of which $225,000 to $425,000 would be for one-time employee termination and relocation benefits, $200,000 to $400,000 would be for asset impairments for equipment, furniture and leasehold improvements, and $75,000 to $175,000 for facilities related costs, substantially all of which will be expensed in the second quarter of fiscal 2007. These charges would result in cash payments of approximately $450,000 during fiscal 2007.

Presentation

The presentation is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. An overview of the operational results is provided below.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31, 2007		March 31, 2006
$ in thousands		% of Revenues		% of Revenues
Net revenues	$8,642	100%	$21,943	100%
Cost of Goods Sold	6,486	75%	11,468	52%

Gross Profit	2,156	25%	10,475	48%
Research and development	7,312	85%	4,999	23%
Sales and marketing expense	3,517	41%	3,370	15%
General and administrative	2,414	28%	2,885	13%
Bad debt recoveries	(85)	(1)%	(53)	—%
Insurance recoveries, net	(314)	(4)%	—	—%
Intangible asset amortization	391	5%	307	1%

Loss from operations	(11,079)	(128)%	(1,033)	(5)%
Interest income	1,354	16%	1,096	5%

Net income (loss)	$(9,725)	(113)%	$63	0%

The decrease in net revenues for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to a decrease in the number of MASTERseries and Axxius units sold into the wireless market. The decrease in MASTERseries units sold in the first quarter of 2007 was due to a significant decline in sales to one of our major wireless customers. We do not anticipate revenue to increase significantly with our existing customer base in the short term.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue. For the three month periods ended March 31, 2007 and 2006, approximately 23% of our net revenues were derived from five and nine customer sales orders, respectively. We have experienced a substantial decrease in the number of orders from some of our major customers as a result of decreases in their capital spending budgets and the effect of mergers involving some of these customers. In 2007, we expect to generate the majority of our net revenues from several key product lines, including our MASTERseries, Adit 600, Axxius, and EdgeFLEX products. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, capital spending budgets of our customers, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

	Three Months Ended March 31,
$ in thousands	2007	2006	Change
Gross Profit	$2,156	$10,475	$(8,319)
% of Net Revenues	25%	48%	(79)%

The decrease in gross profit for the three month period ended March 31, 2007 compared to the same period in 2006 resulted primarily from decreased sales volume, in particular our MASTERseries and Axxius products. The decrease in average gross margins is due to a higher proportion of lower margin products, as well as the effects of higher per unit fixed costs associated with lower production volumes. We believe that we will continue to experience similar gross margins during the second quarter of 2007.

We believe that average selling prices and the related gross margins will decline for our mature products, as volume price discounts in OEM and distributor contracts, and direct sales relationships take competition into effect. We have experienced declines in average selling prices per unit for our Adit 600 and Axxius products in 2006, and for our MASTERseries, Navigator and Adit 3000 products during 2005. In addition, significant reduction in production in response to lower customer demand, as we experienced in the first quarter of 2007, could harm our gross margins due to lower absorption of fixed manufacturing overhead costs.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Research and Development Expense

	Three Months Ended March 31,
$ in thousands	2007	2006	Change
Research and development expense	$7,312	$4,999	$2,313
% of Net Revenues	85%	23%	46%

Research and development expense for the quarter ended March 31, 2007 increased significantly, compared to the same period in 2006, as we worked to complete several product development efforts involving new product platforms and service cards for our existing wireless and Voice over IP solutions. In connection with these efforts, we incurred higher compensation expense of approximately $450,000 and higher contractor and consultant expense of approximately $350,000. We also experienced increases in prototype, compliance and hardware expenses of approximately $115,000. In the first quarter of 2006, we received non-recurring “milestone” payments of $850,000 in exchange for development work that we offset against our research and development expenses in 2006. In addition, our research and development costs increased approximately $475,000 in the first quarter of 2007 as a result of our acquisition of Carrier Access Networks (Shanghai), Ltd. during the fourth quarter of 2006. We expect that our research and development expenses, excluding restructuring costs, will decline during 2007 as we close research and development facilities in Bethel, CT, Roanoke, VA and Tulsa, OK, and more effectively utilize our lab in Shanghai, China.

Sales and Marketing Expense

	Three Months Ended March 31,
$ in thousands	2007	2006	Change
Sales and marketing expense	$3,517	$3,370	$147
% of Net Revenues	41%	15%	4%

Sales and marketing expenses for the quarter ended March 31, 2007 compared to the same period in 2006 increased due to the costs of additional sales and marketing employees amounting to approximately $435,000 in additional compensation expense, offset by a decrease in commission expense of $140,000, and lower travel and tradeshow expenses. We anticipate gradually increasing sales and marketing costs for the remainder of 2007 as we continue to add sales people to expand our international business.

General and Administrative Expense, Bad Debt Recoveries, Insurance Recoveries and Intangible Amortization

	Three Months Ended March 31,
$ in thousands	2007	2006	Change
General and administrative expense, Bad debt recoveries, Insurance recoveries and Intangible amortization	$2,406	$3,139	$(733)
% of Net Revenues	28%	14%	(23)%

General and administrative expense, including bad debt recoveries, insurance recoveries and intangible amortization, for the quarter ended March 31, 2007 compared to the same period in 2006 decreased primarily due to an approximate $535,000 reduction in legal fees related to shareholder litigation. This reduction included cash received from an insurance carrier in the first quarter of 2007 of $314,000. Audit fees related to Sarbanes-Oxley compliance declined approximately $165,000 in the first quarter of 2007. Compensation expense primarily associated with new executive level employees, increased by approximately $95,000. Amortization of intangible assets increased approximately $84,000 relating to the purchase of the assets of Mangrove Systems, Inc. in the first quarter of 2007. We expect that intangible amortization and legal costs will increase during the second quarter of 2007 and then remain at that level for the remainder of this year. We anticipate that our general and administrative expenses will stabilize after the second quarter of 2007.

Interest Income

	Three Months Ended March 31,
$ in thousands	2007	2006	Change
Interest income	$1,354	$1,096	$258
% of Net Revenues	16%	5%	24%

Interest income for the three months ended March 31, 2007 compared to the same period in 2006 increased due to higher short term interest rates experienced in the first quarter of 2007 relative to those for the same period in 2006.

Liquidity and Capital Resources

For the quarterly period ended March 31, 2007, we continued to maintain a strong liquidity position. As of March 31, 2007, our primary source of liquidity was cash, cash equivalents and short-term investments in marketable securities of $98.5 million compared to $110.8 million as of December 31, 2006. The decrease of $12.3 million was primarily due to the net operating loss and cash used for the acquisition of Mangrove Systems, Inc. We believe our current cash, cash equivalents and marketable securities will provide us with adequate liquidity to meet our cash requirements for the foreseeable future, including investments in research and development, sales and marketing, and matters related to regulatory and other legal proceedings.

Cash Flows

Cash used in operations was $5.1 million for the three months ended March 31, 2007 compared to $3.6 million provided by operations for the three months ended March 31, 2006. The decrease in cash from operating activities, during the first quarter of 2007, was primarily due to the net loss of $9.7 million. Partially offsetting the net loss was a net increase in cash flow from working capital items (such as accounts receivable, inventory, and accounts payable and accrued expenses) of approximately $972,000. Our net inventory levels increased approximately $3.4 million to $ 21.6 million at March 31, 2007 from $18.2 million at December 31, 2006. This increase is attributable to our purchase of the IP networking product assets of Mangrove Systems, Inc. in the first quarter of 2007 totaling $2.0 million. The remainder of the increase was primarily due to increased stocking levels of new products in anticipation of increased sales of these products.

Cash used in investing activities for the three months ended March 31, 2007 was $17.4 million compared to cash used in investing activities of $2.0 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, cash used in investing activities increased primarily due to an $8.1 million increase in net purchases of marketable securities and the acquisition of the IP networking product assets of Mangrove Systems, Inc. totaling $7.4 million.

Cash provided by financing activities for the three months ended March 31, 2007 was $199,000 compared to $138,000 for the three months ended March 31, 2006, resulting from cash receipts from the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 of our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three month period ended March 31, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of March 31, 2007, we have had little exposure to market risk in the area of changes in foreign currency or exchange rates and we have not used derivative instruments or engaged in hedging activities.

As a result, our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. The investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investments portfolio are subject to changes in fair market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $98.5 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in average interest rates would impact our interest income positively or negatively by approximately $1.0 million per year.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other liabilities as of March 31, 2007.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital, LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph.

Management believes that the claims in the class action and related suits are without merit and does not believe that the ultimate outcome of these matters is likely to have a material adverse effect on our financial position or results of operations. Although the Court granted the Company’s Motion to Dismiss in the federal shareholder derivative lawsuits, given the pending federal class action lawsuits and recent shareholder derivative lawsuit, management cannot at this time determine the probability of an unfavorable outcome or reasonably estimate a range of loss, if any. Litigation is subject to inherent uncertainties, and were an unfavorable outcome to occur, it could have a material adverse impact on the Company’s financial position and results of operations for the period in which such outcome occurred. Legal fees associated with commitments or contingencies are expensed as incurred.

ITEM 1A.	RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE.

ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 AND THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

We experienced large net operating losses and decreases in net revenue in the first quarter of 2007, and in 2006, 2005, 2002 and 2001, which caused a significant decline in the market price of our common stock, and we could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

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

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.4 million and we had a net operating loss of $14.8 million in 2006. Our quarterly revenues fluctuated in these periods as well, and we had a net operating loss of $9.7 million in the three months ended March 31, 2007. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•

The loss of, or significant reduction in purchases by, any of our large customers, which has occurred in the past, one of whom was responsible for approximately 36% and 42% of our net revenues in the years ended December 31, 2006 and 2005, respectively, and 14% of our net revenues in the three months ended March 31, 2007, as compared with 48% during the same period in 2006;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•

Reductions and slowdowns in capital spending for equipment by the telecommunications industry due to mergers and consolidations, a factor that resulted in significantly less than anticipated sales in 2006, and a large decline in sales in 2005, 2002 and 2001;

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

Our net revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. Recently, our visibility into our U.S. wireless customer base has decreased because our customers have been evaluating their strategies and plans for optimizing their 2G networks and operationalizing more efficient 3G networks. The primary factors that may affect our net revenues and results include the following:

•	Fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

•	The cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments, which has occurred in the past;

•	Consolidation and/or reorganization of our customers;

•	The failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy or post bankruptcy reorganization;

•	The length and variability of the sales cycle for our products; and

•	The timing of revenue recognition and amount of deferred revenues.

Our industry is highly competitive; if we fail to compete successfully against our competitors, our market share and product sales could be adversely affected, resulting in a decline in our net revenues and deterioration of our operating results.

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases, more established channels of distribution and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Alcatel-Lucent, Adtran, Inc., Audiocodes, Cisco Systems, Inc., Natural Microsystems, RAD, Sycamore Networks, Telco Systems, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small private companies and independent system integrators. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

Many of our current and potential competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources than we can devote to the development, promotion, and sale of their products. In addition, such competitors may enter our existing or future markets with solutions, either developed internally or through acquisition, which may be less costly, provide higher performance or additional features, or be introduced earlier than our solutions. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products. Competitive products may also cause continued intense price competition or render our products or technologies obsolete or non-competitive.

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

Our net revenues and gross profit margins depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, customer evaluation of strategies and plans for optimizing their markets, consolidation within the industry, such as the merger of BellSouth and AT&T, and the merger of Sprint and Nextel, among others has led to a softening in demand or delays in procurement of our products and services. Such factors resulted in a decrease in revenues and increase in losses in the quarter ended March 31, 2007, and in the third and fourth quarters of 2004 and during 2005, significantly less than anticipated revenues in the third and fourth quarters of 2006, and could result in decreases in net revenues and earnings in future periods.

If we are unable to develop new or enhanced products that achieve market acceptance, we could experience a reduction in our future product sales, which would cause the market price of our common stock to decline.

The communications industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete or unmarketable. Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. In the recent past, we have experienced delays in the development and shipment of new products and enhancements, which has resulted in distributor and end-user frustration and delay or loss of revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could harm our relationships with an increasingly limited number of existing and potential customers and result in a decline in our future product sales and the price of our common stock.

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenues and the price of our common stock.

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the quarter ended March 31, 2007, we sold directly to Cingular, who accounted for approximately 14% of our net revenues, down from approximately 48% in the first quarter of 2006; for the year ended December 31, 2006, Cingular accounted for approximately 36% of our net revenues, down from approximately 42% in the prior year ended December 31, 2005. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, most recently during the quarter ended March 31, 2007, and in the third and fourth quarters of 2006, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for approximately 10% of our net revenues in the three months ended March 31, 2007, and 11%, and 8% of our annual net revenues in 2006 and 2005, respectively. We expect that, in the future, a significant portion of our products will continue to be sold through a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

Some of our distributors and OEMs have stock rotation, limited return, on time delivery, price protection and “most favored customer” rights which could cause a material decrease in the average selling prices and gross profit margins of our products, either of which would have an adverse effect on our operating results and financial condition.

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

We also provide certain distributors and OEMs with price protection rights in which we are required to provide 60-days’ advance notice of price decreases. Orders we receive from distributors or OEMs within the 60-day period are filled at the existing, lower product price. In the event of a price decrease, we may be required to credit distributors and OEMs the difference in price for any stock they have in their inventory. In addition, we continue to have in force with a limited number of our distributors and OEMs “most favored customer” terms, pursuant to which we have agreed not to knowingly grant another distributor or OEM the right to resell the same products on terms more favorable than those granted to the existing distributor or OEM, without offering the more favorable terms to the existing distributor or OEM. It is possible that these price protection and “most favored customer” clauses could cause a material decrease in the average selling prices and gross profit margins of our products, which could in turn have a material adverse effect on distributor or OEM inventories, our business, net revenues, financial condition, and operating results.

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

In agreements with direct customers that contain “most favored customer” terms, we have agreed to not knowingly provide another direct customer with similar terms and conditions or a better price than those provided to the existing direct customer for like purchases without offering the more favorable terms, conditions or prices to the existing direct customer. It is possible that these “most favored customer” clauses could cause a material decrease in the average selling prices and gross profit margins of our products, which could, in turn, have an adverse effect on our operating results and financial condition.

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

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results for the quarter ended March 31, 2007, and during the third and fourth quarters of 2006, and throughout 2005 and 2004. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

We believe that average selling prices and gross profit margins for our products will decline as products mature and as competition intensifies. For example, we experienced declines in average selling prices per unit for our Adit 600 and Axxius products in 2006, our MASTERseries, Navigator and Adit 3000 products in 2005, and in our Axxius, Navigator and Wide Bank products during 2004. These decreases were due to general economic conditions and the introduction of competitive products with lower prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross profit margins will decline and such decline could adversely affect our operating results and the price of our common stock.

To develop new products or enhancements to our existing products, we will need to continue to invest in research and development, which could adversely affect our financial condition and operating results, especially if we need to increase the amount of our investment to successfully respond to developing industry standards.

As standards and technologies evolve, we will be required to modify our products or develop and support new versions of our products. Our research and development expenses have increased significantly since 2005 and we plan to continue to invest significant resources in research and development. As a result, we may experience periods of limited profitability due to the resources needed to develop new and enhanced products to remain competitive. The failure of our products to comply, or delays in achieving compliance, with the various existing and evolving technological changes and industry standards could harm sales of our current products or delay introduction of our future products.

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

We are experiencing rapid consolidation in our customer base. During the past two years a number of large mergers in the telecommunications industry have been completed or announced, including the following: BellSouth and AT&T, Sprint and Nextel, SBC and AT&T, and Alltel and Western Wireless. The integration of the operations of the entities involved in these mergers and acquisitions may take a long time, and this has in the past and could in the future cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers has in the past and could in the future result in postponed orders, decreased orders, or cancelled orders. For instance, market consolidation in the wireless industry relating to the merger of BellSouth and AT&T, and T-Mobile’s purchase of spectrum from Cingular, resulted in reduced sales to our wireless customers and OEMs in the third and fourth quarters of 2006 and 2004, respectively. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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

Our distributors, OEMs and direct customers frequently require rapid delivery after placing an order. Our inability to obtain sufficient quantities of the components needed to fulfil such orders has in the past resulted in, and may in the future result in, delays or reductions in product shipments, which could have an adverse effect on our net revenues and customer relationships, our business, financial condition, or results of operations. In the event of a reduction or interruption of supply, it could take several months for us to begin receiving adequate supplies from alternative suppliers. Furthermore, we may not be able to engage alternative suppliers to satisfy our production requirements on a timely basis, if at all. Delays in shipments by one of our suppliers have led to lost or delayed net revenues and sales opportunities in the past and may do so again in the future.

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

We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, reduced control over procurement of critical components, product quality delivery schedules, manufacturing yields, and costs of manufacture. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. If these manufacturers are unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take several months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our ability to successfully sell and market our products and could result in declines in our net revenues and operating results. Moreover, since a significant portion of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility could also have an adverse effect on our net revenues and operating results.

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

We have spent and may continue to spend significant resources identifying businesses to be acquired by us. For example, in October 2006, we acquired Carrier Access Networks (Shanghai), Ltd. to expand our international presence and certain research and development activities, and in March 2007, we acquired the optically-fed IP transport integration products of Mangrove Systems, Inc. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with our future acquisitions, or that we will not incur significant intangible related expenses that could significantly impact our operating results.

If we have insufficient proprietary rights or if we fail to protect those rights we have, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts and could result in a decrease in our net revenues and the price of our common stock.

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2007, we held a total of twenty-one issued U.S. patents and had one pending U.S. patent application. We have four U.S. trademark applications pending and have sixteen registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, partners, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we placed a lower emphasis on obtaining international trademark and patent registrations in the first quarter of 2003, although we will pursue such protections when considered appropriate. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

We are in the process of expanding into international markets, and we anticipate increased sales from these markets. In addition, we are expanding certain of our research and development activities into diverse international geographic locations. For example, as noted above, in October 2006, we acquired Carrier Access Networks (Shanghai), Ltd. to expand our international presence and certain research and development activities, and in March 2007, we acquired the optically-fed IP transport integration products of Mangrove Systems, Inc.

A number of factors inherent to these markets expose us to significantly more risk than U.S. based business, including:

•	difficulties associated with expanding sales presence and individuals in these markets;

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	legal regulations and requirements in foreign countries;

•	potential political unrest;

•	foreign currency exchange exposure, and governmental restrictions on our ability to invest and repatriate funds from these locations;

•	increased difficulty in effectively managing the activities of a geographically dispersed organization;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

Any of these factors, or others, of which we are not currently aware, could result in increased operating costs or loss of net revenues.

A small number of shareholders can exert significant influence on the outcome of matters requiring the approval of a majority of the outstanding shares of our common stock.

As of April 26, 2007, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, a director and our President and Chief Executive Officer, and Ms. Pierce, a director and our Corporate Development Officer, are married. As of April 26, 2007, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

In January 2007, our Compensation Committee recommended and our Board of Directors approved a 2007 Officer Bonus Plan under which our executive officers could earn cash bonuses based on the extent to which we achieve certain financial goals during 2007. Under the terms of the 2007 Officer Bonus Plan, each of our named executive officers who were employed by us at December 31, 2007, would be eligible to receive a cash bonus equal to a percentage of his or her base salary up to a maximum ranging from 100% to 200%, depending on the executive officer’s position and based on our financial performance as measured by the degree that pre-set revenue and earnings before tax (EBT) goals are attained for the fiscal year of 2007. Under the 2007 Officer Bonus Plan, bonuses would only be paid if our revenue and EBT for fiscal year 2007 met or exceeded the minimum revenue and EBT goals set forth in the 2007 Officer Bonus Plan. The highest amount of potential cash payments would be made if the annual revenue and EBT targets were achieved at 120% of the approved operating plan. No cash payments would be made if the annual revenue and EBT targets did not meet at least 90% of the approved operating plan.

In April 2007, our Board of Directors approved the following: (i) a form of agreement pursuant to which restricted stock units may be granted to eligible persons under the Company’s 1998 Stock Incentive Plan (the “Plan”); and (ii) a form of agreement pursuant to which restricted stock may be purchased by eligible persons under the Plan.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement between Carrier Access Corporation and Mangrove Systems, Inc., dated March 2, 2007.

10.1	Form of Restricted Stock Unit Agreement under the 1998 Stock Incentive Plan.

10.2	Form of Restricted Stock Agreement under the 1998 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 8th day of May 2007.

CARRIER ACCESS CORPORATION

By:	/S/ GARY GATCHELL
Gary Gatchell
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer and Authorized Signatory