Form 10-Q
period 2007-06-30
CARRIER ACCESS CORP
filed 2007-08-03
CIK 1018074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

(303) 218-5455

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

On July 31, 2007, there were 34,602,719 shares of the Registrant’s common stock outstanding.

CARRIER ACCESS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2007

2

PART I

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,413	$77,948
Investments in marketable securities	41,614	32,824
Accounts receivable, net of allowance for doubtful accounts of $115 and $245 at June 30, 2007 and December 31, 2006, respectively	4,013	7,096
Income tax receivable	64	64
Deferred income taxes	112	112
Inventory, net	20,092	18,212
Prepaid expenses and other	9,513	10,503

Total current assets	121,821	146,759
Property and equipment, net	9,906	10,471
Goodwill	8,723	7,614
Intangible assets, net	7,393	4,023

Total Assets	$147,843	$168,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,385	$8,759
Accrued compensation payable	3,438	4,134
Accrued expenses and other liabilities	9,606	9,248
Deferred revenue	849	183

Total current liabilities	21,278	22,324
Deferred income taxes	112	112

Total Liabilities	21,390	22,436

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 34,541 shares issued and outstanding at June 30, 2007, and 34,308 shares issued and outstanding at December 31, 2006	35	34
Additional paid-in capital	189,753	187,885
Accumulated deficit	(63,279)	(41,378)
Accumulated other comprehensive loss	(56)	(110)

Total Stockholders’ Equity	126,453	146,431

Total Liabilities and Stockholders’ Equity	$147,843	$168,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue, net of allowances for sales returns	$7,661	$24,871	$16,303	$46,814
Cost of sales	6,221	13,057	12,707	24,525

Gross profit	1,440	11,814	3,596	22,289

Operating expenses
Research and development	7,539	7,598	14,850	12,597
Sales and marketing	3,718	3,567	7,236	6,936
General and administrative	2,977	2,557	5,392	5,442
Bad debt recoveries	(3)	(45)	(88)	(98)
Insurance recoveries, net	(296)	—	(610)	—
Restructuring charges	399	—	399	—
Intangible asset amortization	469	307	860	614

Total operating expenses	14,803	13,984	28,039	25,491

Loss from operations	(13,363)	(2,170)	(24,443)	(3,202)
Interest income	1,188	1,259	2,542	2,355

Loss before income taxes	(12,175)	(911)	(21,901)	(847)

Provision for income taxes (benefit)	—	(8)	—	(8)

Net loss	$(12,175)	$(903)	$(21,901)	$(839)

Loss per share
Basic and diluted	$(0.35)	$(0.03)	$(0.64)	$(0.02)

Weighted average common shares
Basic and diluted	34,430	33,918	34,412	33,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(21,901)	$(839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,332	1,758
Stock-based compensation	1,407	1,183
Changes in operating assets and liabilities:
Accounts receivable	3,092	(4,104)
Inventory	241	2,285
Prepaid expenses and other	(109)	(616)
Accounts payable and accrued expenses	(250)	5,811

Net cash provided by (used in) operating activities	(15,188)	5,478

Cash flows from investing activities
Purchases of property and equipment	(462)	(625)
Proceeds from the sale of property and equipment	80	—
Purchases of marketable securities available for sale	(39,611)	(21,086)
Sales of marketable securities available for sale	31,041	22,712
Payment for acquisition	(7,841)	—

Net cash provided by (used in) investing activities	(16,793)	1,001

Cash flows from financing activities
Proceeds from exercise of stock options	440	741

Net cash provided by financing activities	440	741

Effect of exchange rate changes on cash and cash equivalents	6	—

Net increase (decrease) in cash and cash equivalents	(31,535)	7,220
Cash and cash equivalents at beginning of the period	77,948	55,279

Cash and cash equivalents at end of the period	$46,413	$62,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) of Carrier Access Corporation, and its subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of those of a normal recurring nature) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgments relied upon in preparing these financial statements include allowances for doubtful accounts, inventory reserves, expected future cash flows to evaluate the recovery of long lived assets, restructuring and other related charges, assumptions used to determine the fair value of stock based compensation, contingent liabilities and the recoverability of net deferred tax assets and related allowance. Actual results could differ from those estimates. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results for the full year ended December 31, 2007, or any other period.

Loss per Share

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Weighted average shares
Weighted average shares outstanding – basic	34,430	33,918	34,412	33,873
Net shares assumed issued through exercises of stock options	—	—	—	—

Average shares outstanding – diluted	34,430	33,918	34,412	33,873

Basic and diluted loss per share	$(0.35)	$(0.03)	$(0.64)	$(0.02)

As a result of the Company’s net losses for the three and six month periods ending June 30, 2007 and 2006, all potentially dilutive securities were antidilutive and therefore were excluded from the computations of diluted loss per share. The number of shares excluded from the computations of diluted loss per share because their effect was antidilutive totaled approximately 1,381,545 and 2,351,000 as of June 30, 2007 and June 30, 2006, respectively.

Comprehensive Loss

The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(12,175)	$(903)	$(21,901)	$(839)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available for sale securities	(2)	44	34	46
Net change in cumulative foreign currency translation gain	11	—	19	—

Comprehensive loss	$(12,166)	$(859)	$(21,848)	$(793)

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Product warranty liability beginning balance	$1,462	$799	$1,534	$709
Add: Current period accruals	270	613	526	1,079
Deduct: Current period charges	(342)	(371)	(670)	(747)

Product warranty liability ending balance	$1,390	$1,041	$1,390	$1,041

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

In April 2007, the Company announced a restructuring plan to consolidate facilities, restructure and downsize some of its remote development centers and eliminate contractors to reduce research and development costs. For the three month period ended June 30, 2007, the Company incurred restructuring charges of $399,000, consisting solely of employee termination and relocation costs.

At June 30, 2007, the remaining accrued restructuring liability, which is reported as part of “accrued expenses and other liabilities” in our condensed consolidated balance sheets, consisted of remaining lease payments on vacated facilities and employee termination costs, as follows (in thousands):

Accrued Restructuring Liability
Balance at January 1, 2006	$242
Adjustments to reserve	—
Cash payments and other uses	(125)

Balance at December 31, 2006	$117
Adjustments to reserve	—
Cash payments and other uses	(32)

Balance at March 31, 2007	$85
Adjustments to reserve	399
Cash payments and other uses	(395)

Balance at June 30, 2007	$89

In July 2007, the Company announced a restructuring plan that is intended to better align expenses with current revenues. The restructuring plan includes a focus on key customers and product lines, consolidation of management positions, and a further and accelerated R&D transition to Carrier Access’ Shanghai development center. The Company anticipates the restructuring plan, when fully implemented, will result in significant cost savings as compared to first half 2007 run rates. The Company anticipates incurring restructuring charges of $185,000 to $235,000 arising from cash payments for severance related costs. Substantially all of the costs will be expensed and paid in the third quarter of 2007.

2. Stock-Based Compensation

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

The adoption of SFAS 123(R) reduced our pre-tax operating results and increased our net losses for the three and six month periods ended June 30, 2007 by $782,000 and $1,407,000, respectively. This expense increased basic and diluted losses per share by $0.02 and $0.04, compared to reported basic and diluted losses per share of $(0.35) and $(0.64) for the three and six month periods ended June 30, 2007, respectively. For the three and six month periods ended June 30, 2006, the increase in net losses due to stock-based compensation expense was $609,000 and $1,183,000, respectively. This expense increased basic and diluted losses per share by $0.02 and $0.03, compared to reported basic and diluted losses per share of $(0.03) and $(0.02) for the three and six month periods ended June 30, 2006, respectively. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced in full by a valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six month periods ended June 30, 2007 and 2006, and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of sales	$27	$39	$49	$77

Research and development	205	186	310	371
Sales and marketing	183	185	395	322
General and administrative	367	199	653	413

Stock-based compensation expense included in operating expenses	755	570	1,358	1,106

Total stock-based compensation expense	$782	$609	$1,407	$1,183

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending June 30, 2007, ranging from 4  1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The weighted average per share fair value of stock options granted during the three and six month periods ended June 30, 2007 and 2006, and the assumptions used to estimate fair value as of the grant date using the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Volatility	76%	95%	87%	100%
Expected option term	4 1/2 years	4 1/2 years	4 1/2 years	4 1/2 years
Risk free interest rate	4.8%	5.0%	4.6%	4.9%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share	$2.12	$4.27	$2.75	$3.71

Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “Plan”) provides for five separate components. The Discretionary Option Grant Program, administered by the Compensation Committee appointed by the Company’s Board of Directors, provides for the grant of incentive and non-qualified options to purchase Common Stock to employees, consultants or directors. The Stock Issuance Program, administered by the Compensation Committee, provides for the issuance of Common Stock to employees, consultants or directors directly through the purchase of the shares at the fair market value of the shares at the date of issuance, or as a bonus tied to the performance of services. The Salaried Investment Option Grant Program, if activated, allows executive officers and other highly compensated employees selected by the Compensation Committee to apply a portion of their base salary towards the acquisition of special below-market stock option grants. The Automatic Option Grant Program provides for automatic option grants at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at a price equal to their fair market value on the grant date. The Director Fee Option Program, if activated for one or more calendar years, allows non-employee Board members to apply a portion of their annual retainer fee to the acquisition of special below-market option grants. All stock options outstanding have been granted under the Discretionary Option Grant Program and the Automatic Option Grant Program. In April 2007, our Board of Directors approved the following: (i) a form of agreement pursuant to which restricted stock units (“RSUs”) may be granted to eligible persons under the Plan; and (ii) a form of agreement pursuant to which restricted stock may be purchased by eligible persons under the Plan. The Company has not activated any of the other programs permitted by the Plan.

The Plan currently authorizes the grant of options and issuance of stock of up to 10,342,014 shares of authorized common stock. On the first trading day of each year, the lesser of two and one-half percent (2.5%) of the shares of Common Stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options and stock awards are returned to the Plan and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options generally have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of June 30, 2007, all outstanding options were non-qualified stock options. The Compensation Committee of the Board of Directors has discretion to use a different vesting schedule and has done so from time to time. Since the inception of the Plan, the Company has granted stock options to virtually all employees, and the majority has been granted to non-executive employees.

During the three month periods ended June 30, 2007 and 2006, the Company granted options to non-employee directors to purchase 50,000 and 40,000 shares of common stock at an exercise price of $4.07 and $8.77 per share, respectively, under the Automatic Option Grant Program.

The following table summarizes stock options outstanding and changes during the three and six month periods ended June 30, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	3,140,031	$6.32	—	—
Granted	821,500	5.21	—	—
Exercised	(96,813)	3.51	—	—
Canceled or forfeited	(249,880)	6.33	—	—

Options outstanding at March 31, 2007	3,614,838	$6.14	3.72	$2,160,620
Granted	196,750	$4.55	—	—
Exercised	(127,174)	0.98	—	—
Canceled or forfeited	(251,729)	6.64	—	—

Options outstanding at June 30, 2007	3,432,685	$6.20	3.71	$1,090,599

Options exercisable at March 31, 2007	1,379,881	$7.00	2.53	$1,636,917

Options exercisable at June 30, 2007	1,300,636	$7.38	2.71	$910,727

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three and six month periods ended June 30, 2007, was approximately $459,764 and $686,916, respectively. Cash received from stock options exercised during the three and six month periods ended June 30, 2007 was approximately $241,122 and $439,900, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. As discussed in Note 6 – Income Taxes, the Company will record such deductions to additional paid-in capital when realized. Shares available for grant under the Plan as of June 30, 2007 were approximately 2,577,287.

Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price

$0.66 — 0.77	167,622	0.24	$0.70	167,622	$0.70
1.50 — 4.33	422,566	4.76	3.92	202,303	3.61
4.36 — 4.56	453,437	4.28	4.51	52,312	4.40
4.61— 5.19	485,811	3.19	4.79	166,715	4.75
5.24 — 5.75	507,374	4.44	5.65	16,498	5.35
5.76 — 6.23	569,875	4.26	6.20	36,061	5.94
6.30 — 10.34	403,800	4.44	7.91	249,425	8.14
10.35 — 37.00	422,200	1.68	13.16	409,700	13.18

	3,432,685	3.71	$6.20	1,300,636	$7.38

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2007 was approximately $2,984,313, which is expected to be recognized over a weighted average period of approximately 1.58 years.

In April 2007, the Company issued a grant of 25,000 RSUs pursuant to the Stock Issuance Program under the Plan. Vesting in the RSU award is contingent upon achieving certain performance targets. Of the 25,000 RSUs granted in April 2007, 9,000 RSUs vested in June 2007. During the three month period ended June 30, 2007, the Company recorded compensation expense related to this RSU award totaling approximately $76,000. This expense is included in the “Total stock-based compensation expense” that was recorded by the Company during the quarter ended June 30, 2007. The remainder of the restricted stock unit award is expected to vest or be forfeited by December 31, 2007.

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale, as follows (in thousands):

Balances as of June 30, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government securities	$10,495	$—	$(56)	$10,439
State and local governments	7,175	—	—	7,175
Corporate debt securities	24,021	2	(23)	24,000

Total Investments	$41,691	$2	$(79)	$41,614

Balances as of December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government securities	$10,325	$—	$(109)	$10,216
State and local governments	7,800	—	—	7,800
Corporate debt securities	14,817	—	(9)	14,808

Total Investments	$32,942	$—	$(118)	$32,824

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2007 and December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
June 30, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US government securities	$992	$(3)	$9,447	$(53)	$10,439	$(56)
State and local governments	—	—	—	—	—	—
Corporate debt securities	7,292	(15)	992	(8)	8,284	(23)

Total Investments	$8,284	$(18)	$10,439	$(61)	$18,723	$(79)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US government securities	$—	$—	$8,389	$(109)	$8,389	$(109)
State and local governments	—	—	—	—	—	—
Corporate debt securities	3,001	—	3,866	(9)	6,867	(9)

Total Investments	$3,001	$—	$12,255	$(118)	$15,256	$(118)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of June 30, 2007 and December 31, 2006, all of the Company’s investments were marketable securities classified as short-term, available for sale securities, and reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the condensed consolidated statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity. Subsequent recoveries in the fair value, if any, are not recognized in the condensed consolidated statement of operations, but as a component of cumulative other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During the three and six month periods ended June 30, 2007 and 2006, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on U.S. Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at June 30, 2007.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $3.0 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at one year or less. The weighted average portfolio days to maturity for marketable securities available for sale was approximately 160 days at June 30, 2007.

4. Inventory

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$21,381	$20,371
Work-in-process	359	10
Finished goods	5,262	5,510
Reserve for obsolescence	(6,910)	(7,679)

	$20,092	$18,212

5. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

		June 30, 2007			December 31, 2006
Intangible Assets	Useful Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$7,020	$2,702	$4,318	$5,100	$2,246	$2,854
Developed Technology	5	4,820	1,947	2,873	2,500	1,542	958
Trademarks and Patents	17	295	93	202	295	84	211

Total		$12,135	$4,742	$7,393	$7,895	$3,872	$4,023

The estimated future amortization expense for intangible assets as of June 30, 2007 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2007	$992
2008	1,943
2009	1,484
2010	1,423
2011	756
Thereafter	795

Total	$7,393

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties at June 30, 2007.

As of the date of these financial statements, the 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.

The Company did not record a provision for income taxes for the three and six month periods ended June 30, 2007 or 2006 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein. The valuation allowance at June 30, 2007 includes a reserve established on the acquisition of Paragon Networks International, Inc. in 2003 related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $15.0 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these federal tax benefits is no longer considered necessary and actual tax benefits realized are less than deferred taxes recognized, an adjustment will be recorded directly to additional paid-in capital.

7. Business Combinations

Mangrove Systems, Inc.

On March 2, 2007, the Company completed its acquisition of substantially all of the assets of Mangrove Systems, Inc. (“Mangrove”) pursuant to the terms of an Asset Purchase Agreement of the same date. Mangrove products include the Piranha 100 and 600, which have been rebranded as the Carrier Access EdgeFLEX(TM) 100 and 600, respectively. These new optically-fed IP transport integration products add to the Carrier Access portfolio of IP service convergence solutions at both access and optical edge locations. Integrated products and solutions will be supported and offered to combined customers of Carrier Access and Mangrove Systems. Customers include Mobile Network Operators, Broadband and Ethernet Service Providers, and Government Networks. Carrier Access FLEXengine software-definable IP interworking and optimization technology will be integrated with the new EdgeFLEX product offerings to further consolidate network capital and operational costs for high-bandwidth IP networks. The acquired assets primarily consist of optically-fed IP transport integration products which complement the Company’s portfolio of IP service convergence solutions at both access and optical edge locations.

Pursuant to the Asset Purchase Agreement, Mangrove creditors received $6.7 million in cash at closing and were eligible to receive a maximum of $1.2 million for outstanding liabilities assumed by the Company. Approximately $700,000 of the closing cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Asset Purchase Agreement. Acquisition-related transaction costs include legal fees and other third party costs directly related to the acquisition. The total purchase price of $8.1 million was comprised of (in thousands):

Cash paid	$6,700
Liabilities assumed	1,200
Acquisition-related transaction costs	178

Total consideration	$8,078

Liabilities assumed include accounts payable and accrued expenses. As of June 30, 2007, approximately $964,000 of the total $1.2 million in liabilities assumed had been paid to creditors, and this payment is reflected in our Consolidated Statement of Cash Flows as part of the acquisition, in investing activities. The remaining amount due related to the assumed liabilities is approximately $236,000.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on preliminary fair values on the acquisition date. The Company engaged an independent third party valuation firm to assist with an appraisal of certain acquired assets. The Company has allocated the purchase price as follows (in thousands):

Inventories	$2,120
Other assets	77
Property and equipment	533
Goodwill	1,108
Other intangible assets:
Developed product technology	2,320
Customer relationships	1,920

Total consideration	$8,078

Since March 2, 2007, the results of operations of the acquisition have been included in the Company’s consolidated statements of operations. Intangible asset amortization related to the Mangrove acquisition was $162,000 and $246,000 in the three and six month periods ended June 30, 2007, respectively. The amount of goodwill is expected to be deductible for tax purposes.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Mangrove, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The Company’s results of operations for the three and six months ended June 30, 2007 included the results of Mangrove since March 2, 2007, the acquisition date. The unaudited pro forma financial information for the six months ended June 30, 2007 combines the Company’s results for this period with the results of Mangrove for the period January 1, 2007 to March 1, 2007. The unaudited pro forma financial information for the three and six months ended June 30, 2006 combines the Company’s results for these periods with Mangrove’s results for the same periods. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented or of results that may occur in the future (in thousands, except for per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue, net	$7,661	$25,247	$16,303	$47,196
Net loss	(12,175)	(5,012)	(23,086)	(8,514)
Net loss per share – basic and diluted	(0.35)	(0.15)	(0.67)	(0.25)

8. Commitments and Contingencies

Except as described below, the Company’s contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2006. As of June 30, 2007, the Company had placed non-cancelable purchase orders for approximately $6.6 million of inventory, supplies and services from certain of its vendors for delivery in 2007. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

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

Litigation

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition date have been accrued and expensed. The total estimated amount of the contingent liability as of June 30, 2007 was approximately $1.5 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other liabilities as of June 30, 2007.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital, LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. On May 16, 2007, a purported shareholder derivative lawsuit was filed in the Colorado District Court in Boulder County, Colorado against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned Kenney v. Koenig, et al., Case No. 2007CV423, District Court, County of Boulder, State of Colorado and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. On July 16, 2007, the parties reached an agreement to settle the purported shareholder derivative lawsuits for a payment of $385,000. One half of this amount will be funded by the proceeds of the Company’s directors and officers’ insurance policy and the other half will be paid by the Company. The parties’ agreement must be submitted to the court for its approval. The $193,000 insurance recovery has been reported in prepaid expenses and other current assets, and the $385,000 settlement liability is reported in accrued expenses and other liabilities as of June 30, 2007.

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

9. Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

Financial Accounting Standards Board Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result, we adopted this pronouncement in the first quarter of 2007. This interpretation did not have a material impact on our financial statements during the first half of 2007. See Note 6 of our condensed consolidated financial statements for more information.

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

Emerging Issues Task Force Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”

Emerging Issues Task Force Issue 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The scope of EITF 07-3 is limited to nonrefundable advance payments for goods or services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. EITF 07-3 concluded that nonrefundable advance payments for goods or services to be used or rendered in future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for reporting periods beginning after December 15, 2007. We are currently evaluating the potential impact of EITF 07-3 on our financial statements.

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

Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Liabilities”

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of SFAS 159 on our financial statements.

10. Subsequent Events

In July 2007, the Company announced a restructuring plan that is intended to better align expenses with current revenues. The restructuring plan includes a focus on key customers and product lines, consolidation of management positions, and a further and accelerated R&D transition to Carrier Access’ Shanghai development center. The Company anticipates incurring restructuring charges of $185,000 to $235,000 arising from cash payments for severance related costs. Substantially all of the costs will be expensed and paid in the third quarter of 2007.

On July 29, 2007, the Board of Directors appointed Allen Snyder as President and Chief Executive Officer of the Company reporting to the Board of Directors, effective August 1, 2007. Mr. Snyder, age 53, has served as the Company’s Executive Vice President, Chief Operating Officer since November 2006. Mr. Snyder replaces Roger L. Koenig, the Company’s co-founder, who resigned from his position as the Company’s President and Chief Executive Officer, effective August 1, 2007. Mr. Koenig will continue to serve as a director and as Chairman of the Board. On July 29, 2007, Nancy Pierce notified the Board of Directors that she would retire from her position as Corporate Development Officer of the Company, effective August 1, 2007. Ms. Pierce will continue to serve as a director.

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

Our strong balance sheet and liquidity positions us well to take advantage of opportunities, as we focus primarily on organic growth of our existing business and international expansion. However, we remain receptive to the acquisition of other product lines, technology labs or possibly other companies to leverage our customer and product solutions and to lower our research and development costs.

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

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from incumbent local exchange carriers, or ILECs, and 5% from wireless carriers compared to approximately 12%, 13% and 29%, respectively, in the six month period ended June 30, 2007. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue.

Historically, most of the sales of our products have been through a limited number of distributors and original equipment manufacturers, or OEMs. Walker & Associates accounted for 9% of our net revenue for the six months ended June 30, 2007 and 11% in 2006. Recently, however, an increasing proportion of our product sales have been made directly to telecommunications carriers and OEMs. For the three and six months ended June 30, 2007, direct sales to AT&T (formerly known as Cingular) accounted for approximately 11% and 12%, respectively, of our net revenue, down from 50% of net revenue during each of the three and six month periods ended June 30, 2006. This significant decline in sales has had a material adverse effect on our operating results since the third quarter of 2006. In addition to AT&T (formerly known as Cingular), we had one other customer who accounted for 10% and 11% of our net revenue for the three and six month periods ended June, 30, 2007, respectively. We expect that our product sales will continue to be made to an increasingly concentrated number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction in sales to, any of our significant customers would have a material adverse effect on our business. International net revenues, or net revenues for products shipped outside of the United States, accounted for approximately 7% and 8% of our total net revenues for the six month periods ended June 30, 2007 and 2006, respectively.

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

Subsequent Events

In July 2007, we announced a restructuring plan that is intended to better align expenses with current revenues. The restructuring plan includes a focus on key customers and product lines, consolidation of management positions, and a further and accelerated R&D transition to Carrier Access’ Shanghai development center. We anticipate the restructuring plan, when fully implemented, will result in significant cost savings as compared to first half 2007 run rates. We anticipate incurring restructuring charges of $185,000 to $235,000 arising from cash payments for severance related costs. Substantially all of the costs will be expensed and paid in the third quarter of 2007.

On July 29, 2007, our Board of Directors appointed Allen Snyder as President and Chief Executive Officer of the Company reporting to the Board of Directors, effective August 1, 2007. Mr. Snyder, age 53, has served as the Company’s Executive Vice President, Chief Operating Officer since November 2006. Mr. Snyder replaces Roger L. Koenig, the Company’s co-founder, who resigned from his position as the Company’s President and Chief Executive Officer, effective August 1, 2007. Mr. Koenig will continue to serve as a director and as Chairman of the Board. On July 29, 2007, Nancy Pierce notified the Board of Directors that she would retire from her position as Corporate Development Officer of the Company, effective August 1, 2007. Ms. Pierce will continue to serve as a director.

Presentation

The presentation is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. An overview of the operational results is provided below.

Results of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
		% of revenues		% of revenues		% of revenues		% of revenues
Net revenues	$7,661	100%	$24,871	100%	$16,303	100%	$46,814	100%
Cost of Goods Sold	6,221	81%	13,057	53%	12,707	78%	24,525	52%

Gross Profit	1,440	19%	11,814	47%	3,596	22%	22,289	48%
Research and development	7,539	98%	7,598	31%	14,850	91%	12,597	27%
Sales and marketing	3,718	49%	3,567	14%	7,236	45%	6,936	15%
General and administrative	2,977	39%	2,557	10%	5,392	33%	5,442	12%
Bad debt recoveries	(3)	—%	(45)	—%	(88)	—%	(98)	—%
Insurance recoveries, net	(296)	(4)%	—	—%	(610)	(4)%	—	—%
Restructuring charges	399	5%	—	—%	399	2%	—	—%
Intangible asset amortization	469	6%	307	1%	860	5%	614	1%

Loss from operations	(13,363)	(174)%	(2,170)	(9)%	(24,443)	(150)%	(3,202)	(7)%
Interest income	1,188	15%	1,259	5%	2,542	16%	2,355	5%

Loss from operations, pre-tax	(12,175)	(159)%	(911)	(4)%	(21,901)	(134)%	(847)	(2)%
Income taxes (benefit)	—	—%	(8)	—%	—	—%	(8)	—%

Net loss	$(12,175)	(159)%	$(903)	(4)%	$(21,901)	(134)%	$(839)	(2)%

The decrease in net revenues for the three and six months ended June 30, 2007, compared to the same periods in 2006, were primarily due to a decrease in the number of MASTERseries, Adit 600 and Axxius units sold. The decrease in MASTERseries units sold in the three and six month periods ended June 30, 2007 was due to a significant decline in sales to one of our major wireless customers. We do not anticipate revenue to increase significantly within our existing customer base in the short term.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue. For the six month periods ended June 30, 2007 and 2006, approximately 23% of our net revenues were derived from 9 and 16 customer sales orders, respectively. We have experienced a substantial decrease in the number of orders from some of our major customers as a result of decreases in their capital spending budgets and the effect of mergers involving some of these customers. In 2007, we expect to generate the majority of our net revenues from several key product lines, including our MASTERseries, Adit 600, Axxius, and EdgeFLEX products. In order to maintain or grow our net revenue, as well as offset the loss of anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, capital spending budgets of our customers, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
$ in thousands	2007	2006		2007	2006
Gross profit	$1,440	$11,814	$(10,374)	$3,596	$22,289	$(18,693)
% of Net Revenues	19%	47%	(88)%	22%	48%	(84)%

The decrease in gross profit for the three and six month periods ended June 30, 2007, compared to the same periods in 2006, resulted primarily from decreased sales volume, in particular our MASTERseries, Adit 600 and Axxius products. The decrease in average gross margins was due to a higher proportion of lower margin products, as well as the effects of higher per unit fixed costs associated with lower production volumes. We believe that we will continue to experience similar gross margins during the third quarter of 2007.

We believe that average selling prices and the related gross margins will decline for our mature products, as volume price discounts in OEM and distributor contracts, and direct sales relationships take competition into effect. We have experienced declines in average selling prices per unit for our Axxius and MASTERseries products in 2007, Adit 600 and Axxius products in 2006, and MASTERseries, Navigator and Adit 3000 products during 2005. In addition, significant reduction in production in response to lower customer demand, as we experienced in the first and second quarters of 2007, could harm our gross margins due to lower absorption of fixed manufacturing overhead costs.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2007	2006	Change	2007	2006	Change
Research & development expense	$7,539	$7,598	$(59)	$14,850	$12,597	$2,253
% of Net Revenues	98%	31%	(1)%	91%	27%	18%

Research and development expense for the quarter ended June 30, 2007, compared to the same period in 2006, decreased $59,000. During the second quarter of 2007, we were focused on completing several product development efforts, including our EdgeFLEX release 2.0 and Adit 3K release 1.5. Research and development expenses increased $2.3 million for the six months ended June 30, 2007, as compared with the same period in 2006, due to increased employee compensation and other costs of approximately $3.3 million as a result of our acquisitions of Carrier Access Networks (Shanghai), Ltd. and Mangrove Systems, Inc., in the fourth quarter of 2006 and first quarter of 2007, respectively. In addition, during the first six months of 2007, depreciation expense increased by approximately $284,000 due to accelerated depreciation related to the closure of two research and development facilities. We also experienced an increase in travel expense of approximately $293,000 during 2007. The increased costs were offset by a reduction in consulting expense of $1.5 million and decrease in employee costs of approximately $688,000 related to the closure of two research and development facilities and transition of research and development work to our Shanghai facility. During the first six months of 2006, we received non-recurring “milestone” payments of approximately $800,000 in exchange for development work that we offset against our research and development expenses in 2006.

We expect that our research and development expense, excluding restructuring costs, will decline during the remainder of 2007 as we closed research and development facilities in Bethel, CT and Tulsa, OK during the second quarter of 2007 and as we close our facility in Roanoke, VA during the fourth quarter of 2007. We will continue to reduce research and development expenses by focusing on core product technologies and by continuing to move research and development work to our Shanghai laboratory.

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2007	2006	Change	2007	2006	Change
Sales & marketing expense	$3,718	$3,567	$151	$7,236	$6,936	$300
% of Net Revenues	49%	14%	4%	45%	15%	4%

Sales and marketing expense for the quarter ended June 30, 2007, compared to the same period in 2006, increased $151,000 primarily due to higher travel expense. Sales and marketing expense for the six months ended June 30, 2007, compared to the same period in 2006, increased $300,000 primarily due to higher travel, and employee and consultant costs. For both the three and six month periods in 2007 as compared with 2006, sales commission expense was lower, but was offset by higher salary expense related to the reorganization of our sales force.

General and Administrative Expenses, Bad Debt Recoveries, Insurance Recoveries, Restructuring Charges and Intangible Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2007	2006	Change	2007	2006	Change
General & administrative expense	$3,546	$2,819	$727	$5,953	$5,958	$(5)
% of Net Revenues	46%	11%	26%	36%	13%	—%

General and administrative expense, including bad debt recoveries, insurance recoveries, restructuring charges and intangible amortization, for the quarter ended June 30, 2007, compared to the same period in 2006, increased $727,000 primarily due to restructuring costs of $399,000, higher stock based compensation cost of $168,000 and higher amortization of intangible assets primarily resulting from the acquisition of Mangrove Systems, Inc. of $162,000. The insurance recoveries related to shareholder litigation of $296,000 were offset by higher legal costs, including the $193,000 expense related to the proposed settlement of the shareholder derivative lawsuits, during the second quarter of 2007. General and administrative expense for the six months ended June 30, 2007, compared to the same period in 2006, remained the same primarily due to restructuring charges of $399,000, higher amortization of intangible assets resulting from the acquisition of Mangrove Systems, Inc. of $246,000, and stock based compensation expense of $240,000, which were offset by insurance recoveries related to shareholder litigation of $610,000, reduction in Sarbanes-Oxley compliance costs of $195,000 and lower contractor expense of $73,000.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2007	2006	Change	2007	2006	Change
Interest income	$1,188	$1,259	$(71)	$2,542	$2,355	$187
% of Net Revenues	15%	5%	(6)%	16%	5%	8%

Interest income for the three months ended June 30, 2007 decreased, compared to the same period in 2006, due to lower average cash and investment balances. Interest income for the six months ended June 30, 2007 increased, compared to the same period in 2006, due to higher average interest rates in 2007.

Liquidity and Capital Resources

For the quarterly period ended June 30, 2007, we continued to maintain a strong liquidity position. As of June 30, 2007, our primary source of liquidity was cash, cash equivalents and short-term investments in marketable securities of $88.0 million compared to $110.8 million as of December 31, 2006. The decrease of $22.8 million was primarily due to our net operating loss and cash used for the acquisition of Mangrove Systems, Inc. We believe our current cash, cash equivalents and marketable securities will provide us with adequate liquidity to meet our cash requirements for the foreseeable future, including investments in research and development, sales and marketing, and matters related to regulatory and other legal proceedings.

Cash Flows

Cash used in operations was $15.2 million for the six months ended June 30, 2007 compared to $5.5 million provided by operations for the six months ended June 30, 2006. The decrease in cash from operating activities during the first six months of 2007 was primarily due to the increase in net loss of $21.1 million. During the first six months of 2007, cash flow from working capital items (such as accounts receivable, inventory, and accounts payable and accrued expenses) decreased by approximately $402,000, compared to the same period in 2006. This decrease was offset by higher depreciation and amortization expense of $574,000 and higher stock compensation expense of $224,000. Our net inventory levels increased approximately $1.9 million to $20.1 million at June 30, 2007 from $18.2 million at December 31, 2006. This increase is attributable to our purchase of the IP networking product assets of Mangrove Systems, Inc. in the first quarter of 2007 totaling $2.1 million.

Cash used in investing activities for the six months ended June 30, 2007 was $16.8 million compared to cash provided by investing activities of $1.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, cash used in investing activities increased primarily due to a $10.2 million increase in net purchases of marketable securities and the acquisition of the IP networking product assets of Mangrove Systems, Inc. totaling $7.8 million.

Cash provided by financing activities for the six months ended June 30, 2007 was $440,000 compared to $741,000 for the six months ended June 30, 2006, resulting from cash receipts from the exercise of stock options.

Contractual Obligations and Commercial Commitments

Except as described below, our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2006. As of June 30, 2007, the Company had placed non-cancelable purchase orders for approximately $6.6 million of inventory, supplies and services from certain of its vendors for delivery in 2007. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

Off-Balance Sheet Arrangements

As of June 30, 2007, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 of our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six month period ended June 30, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of June 30, 2007, we have had little exposure to market risk in the area of changes in foreign currency or exchange rates and we have not used derivative instruments or engaged in hedging activities.

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

Given the current balance of $88.0 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in average interest rates would impact our interest income positively or negatively by approximately $880,000 per year.

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

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other liabilities as of June 30, 2007.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital, LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. .. On May 16, 2007, a purported shareholder derivative lawsuit was filed in the Colorado District Court in Boulder County, Colorado against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned Kenney v. Koenig, et al., Case No. 2007CV423, District Court, County of Boulder, State of Colorado and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. On July 16, 2007, the parties reached an agreement to settle the purported shareholder derivative lawsuits for a payment of $385,000. One half of this amount will be funded by the proceeds of the Company’s directors and officers’ insurance policy and the other half will be paid by the Company. The parties’ agreement must be submitted to the court for its approval. The $193,000 insurance recovery has been reported in prepaid expenses and other current assets, and the $385,000 settlement liability is reported in accrued expenses and other liabilities as of June 30, 2007.

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

We experienced large net operating losses and decreases in net revenue in the first six months of 2007, and in 2006, 2005, 2002 and 2001, which caused a significant decline in the market price of our common stock, and we could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

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

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.4 million and we had a net operating loss of $14.8 million in 2006. Our quarterly revenues fluctuated in these periods as well, and we had a net operating loss of $21.9 million in the six months ended June 30, 2007. We cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•

The loss of, or significant reduction in purchases by, any of our large customers, which has occurred in the past, one of whom was responsible for approximately 36% and 42% of our net revenues in the years ended December 31, 2006 and 2005, respectively, and 12% of our net revenues in the six months ended June 30, 2007, as compared with 50% during the same period in 2006;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions and slowdowns in capital spending for equipment by the telecommunications industry due to mergers and consolidations;

•	Delay in the introduction and market acceptance of new technologies and products and our success in new markets;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	Costs related to acquisitions of technologies or businesses;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	The timing, size, and mix of orders from customers;

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

We may not realize the anticipated benefits from our restructuring efforts.

In April 2007, we announced plans to consolidate facilities, restructure and downsize some of our remote development centers and eliminate contractors to reduce research and development costs. In July 2007, we announced a restructuring plan that included a focus on key customers and product lines, consolidation of management positions and a further and accelerated R&D transition to our Shanghai development center. Our restructuring programs may have a material effect on our financial position as we pay severance and facilities related costs. We may initiate future restructuring actions, which could result in additional expenses that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

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

The market for our products is intensely competitive, with a large number of equipment suppliers providing a variety of products to diverse market segments within the telecommunications industry. Our existing and potential competitors include many large domestic and international companies, including companies that have longer operating histories, greater name recognition, larger customer bases, more established channels of distribution and substantially greater financial, manufacturing, technological, sales and marketing, distribution, and other resources. Our principal competitors include Alcatel-Lucent, Adtran, Inc., Audiocodes, Cisco Systems, Inc., Eastern Research, Inc., Natural Microsystems, RAD, Sycamore Networks, Telco Systems, Inc., Tellabs, Inc., Zhone Technologies, Inc. and other small private companies and independent system integrators. Most of these companies offer products competitive with one or more of our product lines. We expect that our competitors that currently offer products competitive with only one of our products will eventually offer products competitive with all of our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets through acquisition, thereby further intensifying competition.

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

Our net revenues and gross profit margins depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, customer evaluation of strategies and plans for optimizing their markets, consolidation within the industry, such as the merger of BellSouth and AT&T, and the merger of Sprint and Nextel, among others has led to a softening in demand or delays in procurement of our products and services. Such factors resulted in a decrease in revenues and increase in losses in the six months ended June 30, 2007, and in the third and fourth quarters of 2004 and during 2005, significantly less than anticipated revenues in the third and fourth quarters of 2006, and could result in decreases in net revenues and earnings in future periods.

If we are unable to develop new or enhanced products that achieve market acceptance, we could experience a reduction in our future product sales, which would cause the market price of our common stock to decline.

The communications industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements, each of which may render our existing products obsolete or unmarketable. Our success depends on our ability to enhance our existing products and to timely and cost-effectively develop new products with features that meet changing end-user requirements and emerging industry standards. The development of new, technologically advanced products is an expensive, complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may not be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that will respond to technological change or evolving industry standards. In the recent past, we have experienced delays in the development and shipment of new products and enhancements, which has resulted in distributor and end-user frustration and delay or loss of revenue. It is possible that we will experience similar or other difficulties in the future that could delay or prevent the successful development, production, or shipment of such new products or enhancements, or that our new products and enhancements will not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by our competitors or us have in the past caused, and may in the future cause, distributors or end-users to defer or cancel the purchase of our existing products. Delays or cancellations of orders may result in excessive, slow moving or obsolete inventory that may necessitate increasing inventory reserves or disposing of unsaleable inventory at significantly reduced prices. Our inability to develop new products or enhancements to existing products on a timely basis, or the failure of such new products or enhancements to achieve market acceptance, could harm our relationships with an increasingly limited number of existing and potential customers and result in a decline in our future product sales and the price of our common stock.

We continue to rely on a limited number of direct customers, the loss of any of which could result in a decline in net revenues and the price of our common stock.

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the six months ended June 30, 2007, we sold directly to AT&T (formerly known as Cingular), who accounted for approximately 12% of our net revenues, down from approximately 50% in the first six months of 2006; for the year ended December 31, 2006, AT&T (formerly known as Cingular) accounted for approximately 36% of our net revenues, down from approximately 42% in the prior year ended December 31, 2005. In addition to AT&T (formerly known as Cingular), we had one other customer who accounted for 10% and 11% of our net revenue for the three and six month periods ended June, 30, 2007, respectively. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, most recently during the first six months of 2007, and in the third and fourth quarters of 2006, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for approximately 9% of our net revenues in the six months ended June 30, 2007, and 11%, and 8% of our annual net revenues in 2006 and 2005, respectively. We expect that, in the future, a significant portion of our products will continue to be sold through a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results for the first six months of 2007, and during the third and fourth quarters of 2006, and throughout 2005 and 2004. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

We believe that average selling prices and gross profit margins for our products will decline as products mature and as competition intensifies. For example, we experienced declines in average selling prices per unit for our Adit 600 and Axxius products in 2006, and our MASTERseries, Navigator and Adit 3000 products in 2005. These decreases were due to general economic conditions and the introduction of competitive products with lower prices. To offset declining selling prices, we believe that, in addition to reducing the costs of production of our existing products, we must introduce and sell new and enhanced products on a timely basis at a low cost or incorporate features in these products that enable them to be sold at higher average selling prices. To the extent that we are unable to reduce costs sufficiently to offset any declining average selling prices or that we are unable to introduce enhanced products with higher selling prices, our gross profit margins will decline and such decline could adversely affect our operating results and the price of our common stock.

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

Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. In particular, the loss of Roger L. Koenig, our Chairman of the Board of Directors and co-founder, could adversely affect our ability to manage our operations. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, finance, customer support and product development personnel. We do not have employment contracts for a specified term with any of our key personnel. The loss of the services of any key person, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

Our customers are subject to numerous and changing regulations, interoperability requirements and industry standards. If the products they purchase from us do not meet these regulations or are not compatible with these standards or interoperate with the equipment solution selected by our customers, our ability to continue to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may also vary within specific foreign markets. We also need to ensure that our products are easily integrated with various telecommunications systems. Standards for new services continue to evolve, requiring us to continuously modify our products or develop new versions to meet new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. Our VoIP products currently interoperate with approximately eleven different product solutions and we continually update our products based on our partners’ new releases of software for these products. If our systems fail to timely comply with evolving standards in U.S. and international markets, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, our ability to sell our products would be significantly impaired. We could thereby experience, among other things, customer contract penalties, delayed or lost customer orders, decreased net revenues and operating results.

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

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of June 30, 2007, we held a total of twenty-one issued U.S. patents and had one pending U.S. patent application. We have four U.S. trademark applications pending and have thirteen registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, partners, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we placed a lower emphasis on obtaining international trademark and patent registrations in the first quarter of 2003, although we will pursue such protections when considered appropriate. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

As of July 31, 2007, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, our Chairman of the Board of Directors and until August 1, 2007, our President and Chief Executive Officer , and Ms. Pierce, a director and until August 1, 2007, our Corporate Development Officer, are married. As of July 31, 2007, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

Our Annual Meeting of Stockholders was held on May 30, 2007. All matters voted on were approved. The results are as follows:

1.	To elect seven directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

Nominee	For	Withheld
Roger L. Koenig	31,097,870	264,901
Nancy G. Pierce	31,119,324	243,447
John W. Barnett, Jr.	31,108,626	254,145
Mark A. Floyd	31,109,626	253,145
Thomas C. Lamming	31,108,126	254,645
David R. Laube	31,109,626	253,145
General (USAF, retired) Lance W. Lord	31,108,426	254,345

2.	To ratify the appointment of HEIN & Associates, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	31,294,235
Against	59,770
Abstain	8,766
Broker “non-votes”	0

3.	To amend Article Six of the Amended and Restated Certificate of Incorporation to enable the amendment of the Bylaws of the Company by a majority vote of the Board.

For	30,115,162
Against	1,225,977
Abstain	21,632
Broker “non-votes”	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Carrier Access Corporation

10.1	Offer Letter between the Registrant and David Whalen dated as of December 16, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 3rd day of August 2007.

CARRIER ACCESS CORPORATION

By:	/s/ GARY GATCHELL
Gary Gatchell
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer and
Authorized Signatory