Form 10-Q
period 2007-09-30
CARRIER ACCESS CORP
filed 2007-11-06
CIK 1018074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On October 31, 2007, there were 34,700,640 shares of the Registrant’s common stock outstanding.

CARRIER ACCESS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2007

PART I

ITEM 1.	FINANCIAL STATEMENTS

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$42,119	$77,948
Investments in marketable securities	38,996	32,824
Accounts receivable, net of allowance for doubtful accounts of $201 and $245 at September 30, 2007 and December 31, 2006, respectively	4,401	7,096
Income tax receivable	79	64
Deferred income taxes	112	112
Inventory, net	16,899	18,212
Prepaid expenses and other	9,766	10,503

Total current assets	112,372	146,759
Property and equipment, net	9,698	10,471
Goodwill	8,734	7,614
Intangible assets, net	6,900	4,023

Total Assets	$137,704	$168,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,281	$8,759
Accrued compensation payable	3,260	4,134
Accrued expenses and other liabilities	9,624	9,248
Deferred revenue	592	183

Total current liabilities	21,757	22,324
Deferred income taxes	112	112

Total Liabilities	21,869	22,436

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized and no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 34,701 shares issued and outstanding at September 30, 2007, and 34,308 shares issued and outstanding at December 31, 2006	35	34
Additional paid-in capital	190,857	187,885
Accumulated deficit	(75,063)	(41,378)
Accumulated other comprehensive loss	6	(110)

Total Stockholders’ Equity	115,835	146,431

Total Liabilities and Stockholders’ Equity	$137,704	$168,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue, net of allowances for sales returns	$7,353	$16,083	$23,656	$62,897
Cost of sales	8,353	9,862	21,060	34,387

Gross profit (loss)	(1,000)	6,221	2,596	28,510

Operating expenses
Research and development	5,102	6,953	19,953	19,550
Sales and marketing	3,416	3,855	10,651	10,791
General and administrative	2,481	2,235	7,872	7,677
Bad debt expense (recoveries)	46	25	(42)	(74)
Insurance recoveries, net	—	(232)	(610)	(232)
Restructuring charges	363	—	762	—
Intangible asset amortization	492	307	1,352	921

Total operating expenses	11,900	13,143	39,938	38,633

Loss from operations	(12,900)	(6,922)	(37,342)	(10,123)
Interest income	1,101	1,458	3,643	3,813

Loss before income taxes	(11,799)	(5,464)	(33,699)	(6,310)

Income tax benefit	(14)	(18)	(14)	(25)

Net loss	$(11,785)	$(5,446)	$(33,685)	$(6,285)

Loss per share
Basic and diluted	$(0.34)	$(0.16)	$(0.98)	$(0.19)

Weighted average common shares
Basic and diluted	34,619	34,084	34,458	33,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(33,685)	$(6,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,407	2,631
Provisions for inventory obsolescence	4,404	1,212
Stock-based compensation	2,309	1,824
Changes in operating assets and liabilities:
Accounts receivable	2,791	1,117
Inventory	(970)	1,983
Prepaid expenses and other	(523)	(247)
Accounts payable and accrued expenses	181	2,294

Net cash provided by (used in) operating activities	(22,086)	4,529

Cash flows from investing activities
Purchases of property and equipment	(810)	(1,328)
Proceeds from the sale of property and equipment	80	—
Purchases of marketable securities available for sale	(45,611)	(28,869)
Sales of marketable securities available for sale	39,800	41,815
Payment for acquisition	(7,868)	—

Net cash provided by (used in) investing activities	(14,409)	11,618

Cash flows from financing activities
Proceeds from exercise of stock options	658	1,116

Net cash provided by financing activities	658	1,116

Effect of exchange rate changes on cash and cash equivalents	8	—

Net increase (decrease) in cash and cash equivalents	(35,829)	17,263
Cash and cash equivalents at beginning of the period	77,948	55,279

Cash and cash equivalents at end of the period	$42,119	$72,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARRIER ACCESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) of Carrier Access Corporation, and its subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of those of a normal recurring nature) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the disclosures required by GAAP included in the Form 10-K.

The Company disclosed in Note 1 to its consolidated financial statements included in the Form 10-K those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Form 10-K. The accounting principles utilized by the Company in preparing its condensed consolidated financial statements conform in all material respects to GAAP. For further information, refer to the consolidated financial statements and footnotes in the Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgments relied upon in preparing these financial statements include allowances for doubtful accounts, inventory reserves, expected future cash flows to evaluate the recovery of long lived assets, restructuring and other related charges, assumptions used to determine the fair value of stock based compensation, contingent liabilities and the recoverability of net deferred tax assets and related allowance. Actual results could differ from those estimates. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results for the full year ended December 31, 2007, or any other period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares
Weighted average shares outstanding – basic	34,619	34,084	34,458	33,921
Net shares assumed issued through exercises of stock options	—	—	—	—

Average shares outstanding – diluted	34,619	34,084	34,458	33,921

Basic and diluted loss per share	$(0.34)	$(0.16)	$(0.98)	$(0.19)

As a result of the Company’s net losses for the three and nine month periods ending September 30, 2007 and 2006, all potentially dilutive securities were antidilutive and therefore were excluded from the computations of diluted loss per share. The number of shares excluded from the computations of diluted loss per share because their effect was antidilutive totaled approximately 2,167,500 and 2,379,200 as of September 30, 2007 and September 30, 2006, respectively.

Comprehensive Loss

The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(11,785)	$(5,446)	$(33,685)	$(6,285)
Other comprehensive income (loss):
Net change in unrealized gain on available for sale securities	59	157	93	203
Net change in cumulative foreign currency translation gain	2	—	21	—

Comprehensive loss	$(11,724)	$(5,289)	$(33,571)	$(6,082)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product warranty liability beginning balance	$1,390	$1,041	$1,534	$709
Add: Current period accruals	337	700	863	1,779
Deduct: Current period charges	(290)	(398)	(960)	(1,145)

Product warranty liability ending balance	$1,437	$1,343	$1,437	$1,343

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

In April 2007, the Company announced a restructuring plan to consolidate facilities, restructure and downsize some of its remote development centers and eliminate contractors to reduce research and development costs. The Company incurred restructuring charges of $172,000 and $571,000 under the April 2007 plan for the three and nine month periods ended September 30, 2007, respectively, consisting of employee termination and relocation costs and asset relocation costs.

In July 2007, the Company announced a restructuring plan intended to better align expenses with current revenues. The restructuring plan includes a focus on key customers and product lines, consolidation of management positions, and a further and accelerated research and development (“R&D”) transition to Carrier Access’ Shanghai development center. For the three month period ended September 30, 2007, the Company incurred restructuring charges of $191,000 under the July 2007 plan, consisting solely of employee termination costs.

At September 30, 2007, the remaining accrued restructuring liability, which is reported as part of “accrued expenses and other liabilities” in our condensed consolidated balance sheets, consisted of remaining lease payments on vacated facilities and employee termination costs, as follows (in thousands):

Accrued Restructuring Liability
Balance at January 1, 2006	$242
Adjustments to reserve	—
Cash payments and other uses	(125)

Balance at December 31, 2006	$117
Adjustments to reserve	—
Cash payments and other uses	(32)

Balance at March 31, 2007	$85
Adjustments to reserve	399
Cash payments and other uses	(395)

Balance at June 30, 2007	$89
Adjustments to reserve	363
Cash payments and other uses	(413)

Balance at September 30, 2007	$39

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

Compensation expense under SFAS 123(R) reduced our pre-tax operating results and increased our net losses for the three and nine month periods ended September 30, 2007 by $907,000 and $2,309,000, respectively. This expense increased basic and diluted losses per share by $(0.03) and $(0.07), compared to reported basic and diluted losses per share of $(0.34) and $(0.98) for the three and nine month periods ended September 30, 2007, respectively. For the three and nine month periods ended September 30, 2006 the increase in net losses due to stock-based compensation expense was $639,000 and $1,823,000, respectively. This expense increased basic and diluted losses per share by $(0.02) and $(0.05), compared to reported basic and diluted losses per share of $(0.16) and $(0.19) for the three and nine month periods ended September 30, 2006, respectively. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced in full by a valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and nine month periods ended September 30, 2007 and 2006, and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$54	$35	$100	$112

Research and development	232	187	537	559
Sales and marketing	229	228	625	550
General and administrative	392	189	1,047	603

Stock-based compensation expense included in operating expenses	853	604	2,209	1,712

Total stock-based compensation expense	$907	$639	$2,309	$1,824

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was estimated based upon actual historical stock price movements over a series of successively shorter periods ending September 30, 2007, ranging from 4  1/2 years, the expected option term, to the most recent two years. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service or performance period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met and the expected number of shares to vest.

The weighted average per share fair value of stock options granted during the three and nine month periods ended September 30, 2007 and 2006, and the assumptions used to estimate fair value as of the grant date using the Black-Scholes option pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Volatility	75%	95%	87%	100%
Expected option term	4 1/2 years	4 1/2 years	4 1/2 years	4 1/2 years
Risk free interest rate	4.6%	4.8%	4.6%	4.9%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share	$2.24	$4.45	$2.73	$3.80

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

The Plan currently authorizes the grant of options and issuance of stock of up to 10,342,014 shares of authorized common stock. On the first trading day of each year, the lesser of two and one-half percent (2.5%) of the shares of common stock outstanding as of the last trading day of the preceding calendar year, or an additional 562,500 shares, are made available for grant under the Plan. Expired options and stock awards are returned to the Plan and are made available for grant. Incentive stock options have a ten-year term and non-qualified stock options generally have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 6.25% each quarter thereafter, with the remaining stock options vesting quarterly from the grant date. As of September 30, 2007, all outstanding options were non-qualified stock options. The Compensation Committee of the Board of Directors has discretion to use a different vesting schedule and has done so from time to time. Since the inception of the Plan, the Company has granted stock options to virtually all employees, and the majority has been granted to non-executive employees.

In April 2007, the Company issued a grant of 25,000 RSUs pursuant to the Stock Issuance Program under the Plan. Vesting in the RSU award is contingent upon achieving certain performance targets. Of the 25,000 RSUs granted in April 2007, 9,000 RSUs vested in June 2007. During the three and nine month periods ended September 30, 2007, the Company recorded compensation expense related to this RSU award totaling approximately $26,000 and $102,000, respectively. This expense is included in the total stock-based compensation expense that was recorded by the Company during the quarter ended September 30, 2007. The remainder of the restricted stock unit award is expected to vest or be forfeited by December 31, 2007.

During the three months ended September 30, 2007, the Company issued grants of 907,500 RSUs to certain employees pursuant to the Stock Issuance Program under the Plan, 400,000 of which are performance based and 507,500 of which are time based. The performance based RSUs are earned upon achievement of certain revenue and non-GAAP operating income targets. These performance based RSUs generally vest in two equal annual installments, with 50% vesting on the first anniversary of the grant date and an additional 50% vesting on the second anniversary of the grant date, assuming achievement of the performance targets. The time based RSUs vest in either two or three equal annual installments from the date of grant. Vesting for both performance based and time based grants is accelerated in the event of a change in control. The Company recorded compensation expense related to these RSU awards totaling approximately $322,500 during the three and nine month periods ended September 30, 2007. This expense is included in the total stock-based compensation expense that was recorded by the Company during the quarter ended September 30, 2007.

Restricted stock unit activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of RSUs	Weighted Average Grant-date Fair Value
RSUs outstanding at March 31, 2007	—	$—
Granted	25,000	4.65
Vested	(9,000)	4.65
Forfeited	—	—

RSUs outstanding at June 30, 2007	16,000	$4.65
Granted	907,500	$4.87
Vested	—	—
Forfeited	—	—

RSUs outstanding at September 30, 2007	923,500	$4.86

Total estimated unrecognized compensation cost from unvested RSUs as of September 30, 2007 was approximately $1,986,500, which is expected to be recognized over a weighted average period of approximately 1.49 years.

During the three month period ended September 30, 2006, the Company granted options to non-employee directors to purchase 30,000 shares of common stock at an exercise price of $6.92 under the Automatic Option Grant Program. No options were granted to non-employee directors during the three month period ended September 30, 2007.

The following table summarizes stock options outstanding and changes during the three and nine month periods ended September 30, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	3,140,031	$6.32	—	—
Granted	821,500	5.21	—	—
Exercised	(96,813)	3.51	—	—
Canceled or forfeited	(249,880)	6.33	—	—

Options outstanding at March 31, 2007	3,614,838	$6.14	3.72	$2,160,620
Granted	196,750	$4.55	—	—
Exercised	(127,174)	0.98	—	—
Canceled or forfeited	(251,729)	6.64	—	—

Options outstanding at June 30, 2007	3,432,685	$6.20	3.71	$1,090,599
Granted	44,000	$4.62	—	—
Exercised	(159,669)	1.24	—	—
Canceled or forfeited	(319,922)	6.45	—	—

Options outstanding at September 30, 2007	2,997,094	$6.42	3.71	$186,395

Options exercisable at March 31, 2007	1,379,881	$7.00	2.53	$1,636,917

Options exercisable at June 30, 2007	1,300,636	$7.38	2.71	$910,727

Options exercisable at September 30, 2007	1,105,325	$8.01	2.92	$185,895

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three and nine month periods ended September 30, 2007 was approximately $547,600 and $1,234,500, respectively. Cash received from stock options exercised during the three and nine month periods ended September 30, 2007 was approximately $218,000 and $658,000, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. As discussed in Note 6 – Income Taxes, the Company will record such deductions to additional paid-in capital when realized. Shares available for grant under the Plan as of September 30, 2007 were approximately 1,945,709.

Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

Range of exercise prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.77 — 4.33	397,707	4.41	$3.66	223,165	$3.26
4.36 — 4.56	400,000	3.97	4.51	57,749	4.40
4.61 — 5.00	410,188	3.26	4.75	157,187	4.72
5.10— 5.75	513,625	4.21	5.64	20,373	5.26
5.76 — 6.23	550,937	4.01	6.20	33,936	5.94
6.32 — 10.35	544,237	3.22	8.76	442,828	9.03
10.68 — 37.00	180,400	1.74	16.35	170,087	16.59

	2,997,094	3.71	$6.42	1,105,325	$8.01

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2007 was approximately $2,381,100, which is expected to be recognized over a weighted average period of approximately 1.39 years.

3. Investments

The Company has investments in marketable securities, all of which were classified as available for sale, as follows (in thousands):

Balances as of September 30, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government securities	$9,496	$4	$(11)	$9,489
State and local governments	9,375	—	—	9,375
Corporate debt securities	20,130	10	(8)	20,132

Total Investments	$39,001	$14	$(19)	$38,996

Balances as of December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government securities	$10,325	$—	$(109)	$10,216
State and local governments	7,800	—	—	7,800
Corporate debt securities	14,817	—	(9)	14,808

Total Investments	$32,942	$—	$(118)	$32,824

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2007 and December 31, 2006 (in thousands):

September 30, 2007	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US government securities	$—	$—	$8,489	$(11)	$8,489	$(11)
State and local governments	—	—	—	—	—	—
Corporate debt securities	6,807	(3)	995	(5)	7,802	(8)

Total Investments	$6,807	$(3)	$9,484	$(16)	$16,291	$(19)

December 31, 2006	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US government securities	$—	$—	$8,389	$(109)	$8,389	$(109)
State and local governments	—	—	—	—	—	—
Corporate debt securities	3,001	—	3,866	(9)	6,867	(9)

Total Investments	$3,001	$—	$12,255	$(118)	$15,256	$(118)

The Company’s investments include U.S., State and municipal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions.

As of September 30, 2007 and December 31, 2006, all of the Company’s investments were marketable securities classified as short-term, available for sale securities, and reported at their fair values based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the condensed consolidated statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity. Subsequent recoveries in the fair value, if any, are not recognized in the condensed consolidated statement of operations, but as a component of cumulative other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During the three and nine month periods ended September 30, 2007 and 2006, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on U.S. Government and Corporate debt securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at September 30, 2007.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of $3.0 million or 10%, whichever is less, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s, Fitch or Standard & Poors. Investments may not have maturities in excess of three years, and the average portfolio maturity is maintained at 18 months or less. The weighted average portfolio days to maturity for marketable securities available for sale was approximately 136 days at September 30, 2007.

4. Inventory

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$22,318	$20,371
Work-in-process	59	10
Finished goods	4,841	5,510
Reserve for obsolescence	(10,319)	(7,679)

	$16,899	$18,212

5. Goodwill and Intangibles

The following table presents details of the Company’s intangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

Intangible Assets	Useful Life (years)	September 30, 2007			December 31, 2006
		Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer Relationships	7	$7,020	$2,953	$4,067	$5,100	$2,246	$2,854
Developed Technology	5	4,820	2,187	2,633	2,500	1,542	958
Trademarks and Patents	17	297	97	200	295	84	211

Total		$12,137	$5,237	$6,900	$7,895	$3,872	$4,023

The estimated future amortization expense for intangible assets as of September 30, 2007 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2007	$497
2008	1,943
2009	1,484
2010	1,423
2011	756
Thereafter	797

Total	$6,900

In the third quarter of 2007, the Company completed its annual goodwill and purchased intangibles impairment tests as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Our assessment of goodwill impairment was conducted by estimating and comparing the fair value of our reporting unit, as defined in SFAS 142, to the reporting unit carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the estimated fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, the Company determined that its goodwill and purchased intangible assets were not impaired. The Company plans to continue to conduct annual impairment tests in the third quarter of each year, unless impairment indicators exist at an earlier date each year.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties as of January 1, 2007, the date FIN 48 was adopted, and has no accrued interest or penalties at September 30, 2007.

As of the date of these financial statements, the 2006, 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.

The Company did not record a provision for income taxes for the three and nine month periods ended September 30, 2007 or 2006 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein. The valuation allowance at September 30, 2007 includes a reserve established on the acquisition of Paragon Networks International, Inc. in 2003 related to net deferred tax assets acquired of approximately $6.9 million. Should the Company conclude the valuation allowance with respect to these acquired net deferred tax assets is no longer necessary, the amount will be recorded as a decrease in the carrying amount of acquired goodwill. Also included in the valuation allowance is a $15.0 million reserve for the federal tax benefit resulting from certain exercises of employee non-qualified stock options. To the extent the valuation allowance related to these federal tax benefits is no longer considered necessary and actual tax benefits realized are less than deferred taxes recognized, an adjustment will be recorded directly to additional paid-in capital.

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

Liabilities assumed include accounts payable and accrued expenses. As of September 30, 2007, approximately $993,000 of the total $1.2 million in liabilities assumed had been paid to creditors, and this payment is reflected in our Consolidated Statement of Cash Flows as part of the acquisition, in investing activities. The remaining amount due related to the assumed liabilities is approximately $207,000.

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

Since March 2, 2007, the results of operations of the acquisition have been included in the Company’s consolidated statements of operations. Intangible asset amortization related to the Mangrove acquisition was $185,000 and $431,000 in the three and nine month periods ended September 30, 2007, respectively. The amount of goodwill is expected to be deductible for tax purposes.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Mangrove, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The Company’s results of operations for the three and nine months ended September 30, 2007 included the results of Mangrove since March 2, 2007, the acquisition date. The unaudited pro forma financial information for the nine months ended September 30, 2007 combines the Company’s results for this period with the results of Mangrove for the period January 1, 2007 to March 1, 2007. The unaudited pro forma financial information for the three and nine months ended September 30, 2006 combines the Company’s results for these periods with Mangrove’s results for the same periods. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented or of results that may occur in the future (in thousands, except for per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue, net	$7,353	$16,117	$23,656	$63,313
Net loss	(11,785)	(8,035)	(34,884)	(16,548)
Net loss per share – basic and diluted	(0.34)	(0.24)	(1.01)	(0.49)

8. Commitments and Contingencies

Except as described below, the Company’s contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2006. As of September 30, 2007, the Company had placed non-cancellable purchase orders for approximately $5.0 million of inventory, supplies and services from certain of its vendors for delivery in 2007. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

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

Litigation

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition date have been accrued and expensed. The total estimated amount of the contingent liability as of September 30, 2007 was approximately $1.6 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other liabilities as of September 30, 2007.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital, LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. On May 16, 2007, a purported shareholder derivative lawsuit was filed in the Colorado District Court in Boulder County, Colorado against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned Kenney v. Koenig, et al., Case No. 2007CV423, District Court, County of Boulder, State of Colorado and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. On July 16, 2007, the parties reached an agreement to settle the purported shareholder derivative lawsuits for a payment of $385,000. One half of this amount will be funded by the proceeds of the Company’s directors and officers’ insurance policy and the other half will be paid by the Company. The parties’ agreement must be submitted to the court for its approval. The $193,000 insurance recovery has been reported in prepaid expenses and other current assets, and the $385,000 settlement liability is reported in accrued expenses and other liabilities as of September 30, 2007.

On August 16, 2007, QPSX Developments 5 PTY LTD filed a complaint against the Company and several other companies (“the QPSX Complaint”), in United States District Court for the Eastern District of Texas, Marshall Division. The case is captioned QSPX Developments 5 Pty Ltd v. Ciena Corporation et al., Civil Action No. 2:07-CV-118. The Complaint alleges infringement of U.S. Patent No. 5,689,499 (“the ‘499 patent). The Complaint also alleges willful infringement and seeks a preliminary and permanent injunction of alleged infringing acts by the Company, enhanced unspecified damages, pre and post judgment interest, and attorneys’ fees and costs. The QPSX Complaint also names as defendants Ciena Corporation, Ericsson, Inc., UTStarcom, Inc., Zhone Technologies, Inc., Tellabs, Inc., Rad Data Communications, Inc., Nokia Siemens Networks US LLC, and Network Equipment Technologies, Inc. No trial date has been set for this matter. The Company filed an answer and counterclaim to the QPSX Complaint on October 30. 2007. The answer denies infringement of the ‘499 patent and seeks a declaration that the Company does not infringe the ‘499 patent and that the ‘499 patent is invalid. The outcome of this matter and any possible liability, if any, for the Company, cannot reasonably be determined at this time.

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

9. Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

Financial Accounting Standards Board Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result, we adopted this pronouncement in the first quarter of 2007. This interpretation did not have a material impact on our financial statements during the first three quarters of 2007. See Note 6 of our condensed consolidated financial statements for more information.

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

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the federal securities laws, including forward-looking statements regarding strategic alternatives, revenue for the fourth quarter of 2007, future sales of our products to our customers, expectations regarding customer revenue mix, sources of revenue, gross profit margins, our tax liability, capital expenditures and operating costs and expenses. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Quarterly Report on Form 10-Q.

Outlook

In fiscal 2007, we are focused on accelerating development of new product platforms and service cards to expand our existing Wireless radio access network solutions and Converged Access Voice over IP solutions.

In Wireless, our strategy is to leverage our large installed customer base with new scalable and upgradeable hardware and software solutions that enable our global wireless customers to grow and expand their networks and deliver web, video and entertainment services, without requiring our customers to build separate overlay data networks. In Converged Access, we are focused on delivering new technology solutions that enable our customers to more economically deliver combined voice and internet services to their business user customers.

Effective August 1, 2007, Allen Snyder was promoted to President and Chief Executive Officer of Carrier Access, and the co-founders Roger Koenig and Nancy Pierce resigned from their operational responsibilities at Carrier Access. Mr. Koenig continues to serve as a director and as Chairman of the Board and Ms. Pierce continues to serve as a director.

In July 2007, we announced the engagement of Jefferies Broadview to advise us in evaluating strategic alternatives, including the possible sale of Carrier Access. We have aggressively pursued a range of possibilities, have met with a number of parties and are currently in ongoing discussions. However, we have not reached an understanding or agreement with any party. While there is no assurance that any transaction will result from this process, we are working hard to conclude these efforts within the next 60 to 90 days. These types of discussions involve sensitive and often time consuming negotiations, and it would be premature at this time for Carrier Access to speculate on either the nature or likelihood of any transaction being successfully concluded.

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

We have since broadened our product portfolio into new markets, including wireless carriers and incumbent wireline carriers. For example, in 2000, approximately 62% of our net revenue was derived from CLECs, 13% from incumbent local exchange carriers, or ILECs, and 5% from wireless carriers compared to approximately 11%, 12% and 29%, respectively, in the nine month period ended September 30, 2007. Currently, the wireless and ILEC markets are dominated by a small number of large companies, and we continue to rely upon a small number of customers in these markets for a significant portion of our revenue.

Historically, most of the sales of our products have been through a limited number of distributors and original equipment manufacturers, or OEMs. Walker & Associates accounted for 10% of our net revenue for the nine months ended September 30, 2007 and 11% of annual net revenue for fiscal year 2006. Recently, however, an increasing proportion of our product sales have been made directly to telecommunications carriers and OEMs. For the three and nine months ended September 30, 2007, direct sales to AT&T (formerly known as Cingular) accounted for approximately 16% and 14%, respectively, of our net revenue, down from 20% and 42% of net revenue during each of the three and nine month periods ended September 30, 2006. This significant decline in sales has had a material adverse effect on our operating results since the third quarter of 2006. In addition to AT&T and Walker & Associates, we had one other customer who accounted for 16% and 13% of our net revenue for the three and nine month periods ended September 30, 2007, respectively. We expect that our product sales will continue to be made to an increasingly concentrated number of distributors, OEMs, and direct customers. As a result, the loss of, or reduction in sales to, any of our significant customers would have a material adverse effect on our business. International net revenues, or net revenues for products shipped outside of the United States, accounted for approximately 7% and 10% of our total net revenues for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
$ in thousands		% of revenues		% of revenues		% of revenues		% of revenues
Net revenues	$7,353	100%	$16,083	100%	$23,656	100%	$62,897	100%
Cost of sales	8,353	(114)%	9,862	61%	21,060	89%	34,387	55%

Gross profit	(1,000)	(14)%	6,221	39%	2,596	11%	28,510	45%
Research and development	5,102	69%	6,953	43%	19,953	84%	19,550	31%
Sales and marketing	3,416	46%	3,855	24%	10,651	45%	10,791	17%
General and administrative	2,481	34%	2,235	14%	7,872	33%	7,677	12%
Bad debt recoveries	46	—%	25	—%	(42)	—%	(74)	—%
Insurance recoveries, net	—	—%	(232)	(1)%	(610)	(2)%	(232)	—%
Restructuring charges	363	5%	—	—%	762	3%	—	—%
Intangible asset amortization	492	7%	307	2%	1,352	6%	921	1%

Loss from operations	(12,900)	(175)%	(6,922)	(43)%	(37,342)	(158)%	(10,123)	(16)%
Interest income	1,101	15%	1,458	9%	3,643	16%	3,813	6%

Loss from operations, pre-tax	(11,799)	(160)%	(5,464)	(34)%	(33,699)	(142)%	(6,310)	(10)%
Income taxes (benefit)	(14)	—%	(18)	—%	(14)	—%	(25)	—%

Net loss	$(11,785)	(160)%	$(5,446)	(34)%	$(33,685)	(142)%	$(6,285)	(10)%

The decreases in net revenues for the three and nine months ended September 30, 2007, compared to the same periods in 2006, were primarily due to a decrease in the number of MASTERseries, Adit 600, Broadmore and Axxius units sold. The decreases in MASTERseries units sold in the three and nine month periods ended September 30, 2007 were due to a significant decline in sales to one of our major wireless customers. The decline in the Adit 600 and Broadmore units sold in the same periods were due to a decline in sales to our distributors. We anticipate revenue in the fourth quarter of fiscal 2007 to remain substantially unchanged from the third quarter of fiscal 2007.

A significant portion of our net revenue has been derived from a limited number of large orders, and we believe that this trend will continue. For the nine month periods ended September 30, 2007 and 2006, approximately 23% of our net revenues were derived from 15 and 22 customer sales orders, respectively. We have experienced a substantial decrease in the number of orders from some of our major customers as a result of decreases in their capital spending budgets and the effect of mergers involving some of these customers. In 2007, we expect to generate the majority of our net revenues from several key product lines, including our MASTERseries, Adit 600 and Axxius products. In order to maintain or grow our net revenue, as well as offset the decline in anticipated net revenue from some of our prior customers, we will need to sell more products to both our remaining customers and new customers, and we can provide no assurance that we will be able to make such sales. Our net revenue was, and continues to be, affected by the timing and quantities of orders for our products which may vary from quarter to quarter in the future, as they have in the past, due to factors such as demand for our products, economic conditions, capital spending budgets of our customers, bankruptcies of our customers and distributors, and ordering patterns of distributors and OEMs, and other direct customers. We believe that this trend could continue in the future, especially if the percentage of direct sales to end-users increases. The timing of customer orders and our ability to fulfill them can cause material fluctuations in our operating results, and we anticipate that such fluctuations will occur in the future.

Gross Profit

$ in thousands	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Gross profit	$(1,000)	$6,221	$(7,221)	$2,596	$28,510	$(25,914)
% of Net Revenues	(14)%	39%	(116)%	11%	45%	(91)%

The decreases in gross profit for the three and nine months ended September 30, 2007, compared to the same periods in 2006, were partially due to inventory write downs. During the third quarter of fiscal 2007, we concluded that our recent price reductions and sales incentive plans were not adequately reducing inventory related to certain products and product configurations. Lower sales volumes, market conditions, continued poor visibility into future sales opportunities and reductions in our international sales staff associated with our July 2007 restructuring plan resulted in our reduction of the carrying value of this inventory. As a result, we recorded an additional charge to cost of sales of approximately $2.8 million in the three month period ended September 30, 2007. We regularly evaluate our inventory for potential excess based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in our cost of sales in the period the revision is made.

In addition to the inventory impairment charge, the decreases in gross profit for the three and nine month periods ended September 30, 2007, compared to the same periods in 2006, resulted from decreased sales volume, in particular our MASTERseries, Adit 600 and Axxius products. The decrease in average gross profit was due to a higher proportion of lower margin products, as well as the effects of higher per unit fixed costs associated with lower production volumes. We believe that we will continue to experience similar product gross profit during the fourth quarter of 2007.

We believe that average selling prices and the related gross profit will decline for our mature products, as volume price discounts in OEM and distributor contracts, and direct sales relationships are subject to upward pressure due to competition. We have experienced declines in average selling prices per unit for our Axxius and MASTERseries products in 2007, Adit 600 and Axxius products in 2006, and MASTERseries, Navigator and Adit 3000 products during 2005. In addition, significant reduction in production in response to lower customer demand, as we experienced in the first three quarters of 2007, could harm our gross profit due to lower absorption of fixed manufacturing overhead costs. We are in the process of consolidating the work of our contract manufacturers into a single-source third-party manufacturer in order to streamline production, reduce required inventory volumes and moderate volatility in gross margins related to sales volume. The third-party manufacturer will also assume a significant portion of our final assembly and test operations. This transition is expected to be complete by the end of the first quarter of fiscal year 2008. Any delays in this transition or disruptions to our ability to supply product could have an adverse effect on our net revenues and operating results.

We include direct and indirect materials and labor, certain warehousing and other allocable fixed manufacturing overhead costs, including depreciation, in our calculation of cost of sales.

Research and Development Expense

$ in thousands	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Research & development expense	$5,102	$6,953	$(1,851)	$19,953	$19,550	$403
% of Net Revenues	69%	43%	(27)%	84%	31%	2%

Research and development expense for the quarter ended September 30, 2007, compared to the same period in 2006, decreased $1.9 million. During the third quarter of 2007, we continued to invest in the development of new and enhanced products, including our FLEXengine release 2.0 and VoicePage voice over IP software solution. At the same time, we were focused on cost controls, including the transition of our research and development work to our Shanghai development center, the closing of our research and development facilities in Bethel, CT and Tulsa, OK and a restructuring plan announced in July 2007 to better align expenses with current revenue. These cost controls resulted in reduced employee costs of approximately $1.9 million and a reduction in consulting expense of approximately $1.5 million in the third quarter of 2007. These reductions were offset by increased employee compensation and other costs of approximately $1.9 million as a result of our acquisitions of Carrier Access Networks (Shanghai) Ltd. and Mangrove Systems, Inc. in the fourth quarter of 2006 and first quarter of 2007, respectively.

Research and development expenses increased $403,000 for the nine months ended September 30, 2007, as compared with the same period in 2006, due to increased employee compensation and other costs of approximately $5.1 million as a result of our acquisitions of Carrier Access Networks (Shanghai), Ltd. and Mangrove Systems, Inc. These increased costs were offset by a reduction in consulting expense of $3.0 million and decrease in employee costs of approximately $2.5 million related to the cost controls implemented in the second and third quarters of 2007 as discussed above. During the first nine months of 2006, we received non-recurring “milestone” payments of approximately $952,000 in exchange for development work that we offset against our research and development expenses in 2006.

We believe that our level of research and development expenses will remain substantially unchanged for the remainder of 2007 as we continue development of our existing wireless and converged access development projects.

Sales and Marketing Expense

$ in thousands	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Sales & marketing expense	$3,416	$3,855	$(439)	$10,651	$10,791	$(140)
% of Net Revenues	46%	24%	(11)%	45%	17%	(1)%

Sales and marketing expense for the quarter ended September 30, 2007, compared to the same period in 2006, decreased $439,000 primarily due to lower sales commission expense associated with lower net revenues. Sales and marketing expense for the nine months ended September 30, 2007, compared to the same period in 2006, decreased $140,000 primarily due to lower sales commission expense, offset by higher salary expense related to the reorganization of our sales force. Because commission expense does not constitute a major component of our sales and marketing expense, the decline in sales and marketing expense for the three and nine month periods ended September 30, 2007, compared to the same period in 2006, does not correspond directly with the decline in revenues we experienced. We have devoted the majority of our sales and marketing resources to developing new sales opportunities and supporting existing customers. We believe this will position us to take advantage of sales opportunities as our customers develop and upgrade their networks and telecom infrastructure to incorporate technological improvements which improve the value they provide to their customers, however, we can provide no assurance that we will be able to make such sales.

General and Administrative Expenses, Bad Debt Recoveries, Insurance Recoveries, Restructuring Charges and Intangible Amortization

$ in thousands	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
General & administrative expense	$3,382	$2,335	$1,047	$9,334	$8,292	$1,042
% of Net Revenues	46%	15%	45%	39%	13%	13%

General and administrative expense, including bad debt recoveries, insurance recoveries, restructuring charges and intangible amortization, for the quarter ended September 30, 2007, compared to the same period in 2006, increased $1.0 million primarily due to restructuring costs of $363,000, higher litigation costs of $302,000 and higher amortization of intangible assets primarily resulting from the acquisition of Mangrove Systems, Inc. of $185,000. In addition, there were no insurance recoveries related to shareholder litigation during the three months ended September 30, 2007, compared to $232,000 in recoveries in the same period in 2006. General and administrative expense for the nine months ended September 30, 2007, compared to the same period in 2006, increased $1.0 million primarily due to restructuring charges of $762,000, higher amortization of intangible assets resulting from the acquisition of Mangrove Systems, Inc. of $431,000, and higher stock based compensation expense of $442,000, which were offset by higher insurance recoveries related to shareholder litigation of $377,000.

Restructuring charges of $363,000 and $762,000 for the three and nine months ended September 30, 2007, consist primarily of employee termination costs. Substantially all of these costs have been expensed and paid by the end of the third quarter of 2007. From December 31, 2006 until September 30, 2007, our headcount has decreased from 304 employees to 271 employees. This includes a decrease in North America of 75 employees due to our restructuring plans as well as natural attrition, offset by an increased headcount in our Shanghai development center of 42 employees.

Interest Income

$ in thousands	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Interest income	$1,101	$1,458	$(357)	$3,643	$3,813	$(170)
% of Net Revenues	15%	9%	(24)%	16%	6%	(4)%

Interest income for the three month period ended September 30, 2007 decreased $357,000, compared to the same period in 2006 primarily due to lower average cash and investment balances. Interest income for the nine month period ended September 30, 2007 decreased $170,000, compared to the same period in 2006 primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

As of September 30, 2007, our primary source of liquidity was cash, cash equivalents and short-term investments in marketable securities of $81.1 million compared to $110.8 million as of December 31, 2006. The decrease of $29.7 million was primarily due to our net operating loss and cash used for the acquisition of Mangrove Systems, Inc. We believe our current cash, cash equivalents and marketable securities will provide us with adequate liquidity to meet our cash requirements for at least the next 12 months, including investments in research and development, sales and marketing, and matters related to known regulatory and other legal proceedings. In the future, however, we may need to secure additional funding to finance our operations. It may be difficult for us to raise additional capital if and when it is required. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

Cash Flows

Cash used in operations was $22.1 million for the nine months ended September 30, 2007 compared to $4.5 million provided by operations for the nine months ended September 30, 2006. The decrease in cash from operating activities during the first nine months of 2007 was primarily due to the increase in net loss of $27.4 million. The amount of our net loss has increased recently and there can be no assurance that we will be able to reduce the amount of the net loss in future periods. During the first nine months of 2007, cash flow from working capital items (such as accounts receivable, inventory, and accounts payable and accrued expenses) decreased by approximately $3.7 million, compared to the same period in 2006. This decrease was offset by higher depreciation and amortization expense of $776,000, a higher provision for inventory obsolescence of $3.2 million and higher stock compensation expense of $485,000. Our net inventory levels decreased approximately $1.3 million to $16.9 million at September 30, 2007 from $18.2 million at December 31, 2006. This decrease is attributable to the total increase in our provision for inventory obsolescence in the third quarter of 2007 of $3.5 million, offset by an increase to inventory due to our purchase of the IP networking product assets of Mangrove Systems, Inc. in the first quarter of 2007 totaling $2.1 million.

Cash used in investing activities for the nine months ended September 30, 2007 was $14.4 million compared to cash provided by investing activities of $11.6 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cash used in investing activities included $5.8 million in net purchases of marketable securities, compared to cash provided by net sales of marketable securities of $12.9 for the same period in 2006, and the acquisition of the IP networking product assets of Mangrove Systems, Inc. totaling $7.9 million.

Cash provided by financing activities for the nine months ended September 30, 2007 was $658,000 compared to $1.1 million for the nine months ended September 30, 2006, resulting from cash receipts from the exercise of stock options.

Contractual Obligations and Commercial Commitments

Except as described below, our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2006. As of September 30, 2007, we had placed non-cancellable purchase orders for approximately $5.0 million of inventory, supplies and services from certain of its vendors for delivery in 2007 and 2008. These orders are generally placed up to 4 months in advance based on the lead-time of the inventory.

Off-Balance Sheet Arrangements

As of September 30, 2007, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 of our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine month period ended September 30, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically, and as of September 30, 2007, we have had little exposure to market risk in the area of changes in foreign currency or exchange rates and we have not used derivative instruments or engaged in hedging activities.

As a result, our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. The investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at 18 months or less. Nevertheless, the securities held in our investments portfolio are subject to changes in fair market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $81.1 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 1% change in average interest rates would impact our interest income positively or negatively by approximately $811,000 per year.

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

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In November of 2003, the Company acquired Paragon Networks International, Inc. In connection with the acquisition, the Company assumed liabilities for value-added taxes and employee payroll taxes that may be payable to certain foreign taxing authorities. The estimated fair value of value-added taxes, employee payroll taxes and associated interest and penalties assumed was estimated to be approximately $840,000. Estimated employee payroll taxes, value-added taxes, and interest and penalties on unremitted balances incurred after the acquisition date have been accrued and expensed. The total estimated amount of the contingent liability as of September 30, 2007 was approximately $1.6 million. It is reasonably possible that the Company’s estimates will differ from the amounts that could ultimately be paid to settle this liability. Adjustments to the Company’s estimates to actual amounts ultimately paid to taxing authorities in future periods will be included in earnings of the period in which the adjustment is determined.

Beginning on June 2, 2005, three purported shareholder class action lawsuits were filed in the United States District Court for the District of Colorado against Carrier Access Corporation and certain of the Company’s officers and directors. The cases, captioned Croker v. Carrier Access Corporation, et al., Case No. 05-cv-1011-LTB; Chisman v. Carrier Access Corporation, et al., Case No. 05-cv-1078-REB, and Sved v. Carrier Access Corporation, et al., Case No. 05-cv-1280-EWN, have been consolidated and are purportedly brought on behalf of those who purchased our publicly traded securities between October 21, 2003 and May 20, 2004. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The consolidated complaint is based upon allegations of wrongdoing in connection with our announcement of our intention to restate previously issued financial statements for the year ended December 31, 2004 and certain interim periods in each of the years ended December 31, 2004 and 2003. On July 18, 2006, the Court

denied defendants’ motions to dismiss the consolidated complaint. On February 6, 2007, the parties reached an agreement to settle the consolidated class actions for a payment of $7.4 million. The settlement will be funded in its entirety by the proceeds of the Company’s directors and officers’ insurance policy. The parties’ agreement must be documented and submitted to the court for its approval. The $7.4 million insurance recovery has been reported in prepaid expenses and other current assets, and the $7.4 million settlement liability is reported in accrued expenses and other liabilities as of September 30, 2007.

Beginning on June 13, 2005, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The cases are captioned Kenney v. Koenig, et al., Case No. 05-cv-1074-PSF, Chaitman v. Koenig, et al., Case No. 05-cv-1095-LTB and West Coast Management and Capital, LLC v. Koening {sic}, et al. Case No. 05-cv-1134-RPM. These actions were consolidated in August 2005. The consolidated complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, mismanagement and unjust enrichment, seek compensatory damages, disgorgement, and other relief, and are based on essentially the same allegations as the class actions described in the preceding paragraph. On October 12, 2005, the Company moved to dismiss for failure to plead demand futility, and the individual defendants moved to dismiss for failure to state a cause of action for breach of fiduciary duty, waste and all of the other counts. On March 30, 2006, the District Court granted the Company’s Motion to Dismiss without prejudice. On March 7, 2007, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Colorado, against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned West Coast Management and Capital, LLC v. Koenig, et al. Case No. 1:07CV00459 and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. . On May 16, 2007, a purported shareholder derivative lawsuit was filed in the Colorado District Court in Boulder County, Colorado against several of our officers and directors and naming Carrier Access as a nominal defendant. The case is captioned Kenney v. Koenig, et al., Case No. 2007CV423, District Court, County of Boulder, State of Colorado and is based on essentially the same allegations as the derivative suit filed by this same plaintiff described earlier in this paragraph. On July 16, 2007, the parties reached an agreement to settle the purported shareholder derivative lawsuits for a payment of $385,000. One half of this amount will be funded by the proceeds of the Company’s directors and officers’ insurance policy and the other half will be paid by the Company. The parties’ agreement must be submitted to the court for its approval. The $193,000 insurance recovery has been reported in prepaid expenses and other current assets, and the $385,000 settlement liability is reported in accrued expenses and other liabilities as of September 30, 2007.

On August 16, 2007, QPSX Developments 5 PTY LTD filed a complaint against the Company and several other companies (“the QPSX Complaint”), in United States District Court for the Eastern District of Texas, Marshall Division. The case is captioned QSPX Developments 5 Pty Ltd v. Ciena Corporation et al., Civil Action No. 2:07-CV-118. The Complaint alleges infringement of U.S. Patent No. 5,689,499 (“the ‘499 patent”). The Complaint also alleges willful infringement and seeks a preliminary and permanent injunction of alleged infringing acts by the Company, enhanced unspecified damages, pre and post judgment interest, and attorneys’ fees and costs. The QPSX Complaint also names as defendants Ciena Corporation, Ericsson, Inc., UTStarcom, Inc., Zhone Technologies, Inc., Tellabs, Inc., Rad Data Communications, Inc., Nokia Siemens Networks US LLC, and Network Equipment Technologies, Inc. No trial date has been set for this matter. The Company filed an answer and counterclaim to the QPSX Complaint on October 30. 2007. The answer denies infringement of the ‘499 patent and seeks a declaration that the Company does not infringe the ‘499 patent and that the ‘499 patent is invalid. The outcome of this matter and any possible liability, if any, for the Company, cannot reasonably be determined at this time.

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

We continued to experience large net operating losses and decreases in net revenue in the first nine months of 2007, as we had in 2006, 2005, 2002 and 2001, which caused a significant decline in the market price of our common stock, and we could experience similar declines in net revenue in the future, which could negatively impact the market price of our common stock.

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

Although our revenues increased from $62.5 million in 2003 to $95.4 million in 2004, our net revenues decreased to $75.4 million and we had a net operating loss of $14.8 million in 2006. Our revenues for the nine months ended September 30, 2007 were $23.7 million, a decrease from the $62.9 million in revenues for the nine months ended September 30, 2006, and we had a net operating loss of $37.3 million in the nine months ended September 30, 2007 compared to $10.1 million for the nine months ended September 30, 2006. We continue to experience large year over year net operating losses and decreases in net revenue and cannot be certain that our annual and quarterly net revenues will not continue to fluctuate significantly in the future.

We face a number of risks that could cause our future net revenues and operating results to experience similar fluctuations, including the following:

•

The loss of, or significant reduction in purchases by, any of our large customers, which has occurred in the past, one of whom was responsible for approximately 36% and 42% of our net revenues in the years ended December 31, 2006 and 2005, respectively, and 14% of our net revenues in the nine months ended September 30, 2007, as compared with 42% during the same period in 2006;

•	Overall movement toward industry consolidation among both our competitors and our customers, both wireless and wireline;

•	Reductions and slowdowns in capital spending for equipment by the telecommunications industry due to mergers and consolidations or other factors;

•	Delay in the introduction and market acceptance of new technologies and products and our success in new markets;

•	The transition to a new, single-source third-party manufacturer;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	Costs related to acquisitions of technologies or businesses;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	The timing, size, and mix of orders from customers;

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

There is no guarantee that we will enter into any strategic transaction with any third party.

In July 2007, we engaged Jefferies Broadview to assist us in evaluating potential strategic alternatives. We cannot guarantee that any such strategic alternatives, including any possible acquisition or merger of Carrier Access, will be available to us on favorable terms, or at all.

We may have difficulty obtaining additional capital, if necessary.

During the first nine months of 2007, we incurred net losses of $33.7 million, and our balance of cash, cash equivalents and short-term investments in marketable securities decreased $29.7 million from $110.8 million as of December 31, 2006 to $81.1 million at September 30, 2007. In the future, we may need to secure additional funding to finance our operations. It may be difficult for us to raise additional capital if and when it is required. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

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

Our net revenues and gross profit margins depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn, customer evaluation of strategies and plans for optimizing their markets, consolidation within the industry, such as the merger of BellSouth and AT&T, and the merger of Sprint and Nextel, among others has led to a softening in demand or delays in procurement of our products and services. Such factors resulted in a decrease in revenues and increase in losses in the nine months ended September 30, 2007, and in the third and fourth quarters of 2004 and during 2005, significantly less than anticipated revenues in the third and fourth quarters of 2006, and could result in decreases in net revenues and earnings in future periods.

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

A significant portion of our net revenues has been derived from a limited number of large direct customers, and we believe that this trend will continue in the future. For example, for the nine months ended September 30, 2007, we sold directly to AT&T (formerly known as Cingular), who accounted for approximately 14% of our net revenues, down from approximately 42% in the first nine months of 2006; for the year ended December 31, 2006, AT&T accounted for approximately 36% of our net revenues, down from approximately 42% in the prior year ended December 31, 2005. In addition to AT&T, we had two other customers, including a distributor, who accounted for greater than 10% of our net revenue in the nine months ended September 30, 2007, one of whom represented 16% and 13% of our net revenue for the three and nine month periods ended September 30, 2007, respectively, and the other of whom accounted for 12% and 10% of our net revenue for the same time periods. The majority of our direct customers do not have any obligation to purchase additional products, and, accordingly, they may terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order or forecast without penalty. We have experienced cancellations and delays of orders in the past and significant reductions in product forecasts, most recently during the first nine months of 2007, and in the third and fourth quarters of 2006, and we expect to continue to experience order cancellations and delays from time to time in the future. Any such termination, change, reduction or delay in orders would harm our business. The timing of customer orders and accuracy of customer forecasts and our ability to fulfill these forecasts and orders can cause material fluctuations in our operating results, and we anticipate that such fluctuations will continue in the future.

We rely on a limited number of distributors and OEMs, the loss of any of which could cause a decline in our net revenue and have an adverse effect on our results of operations and the price of our common stock.

A significant portion of the sales of our products are through distributors and OEMs, which generally are responsible for warehousing products, fulfilling product orders, servicing end-users and, in some cases, customizing and integrating our products at end-users’ sites. We rely on a limited number of distributors and OEMs to sell our products. For example, one distributor, Walker & Associates, Inc., accounted for approximately 10% of our net revenues in the nine months ended September 30, 2007, and 11%, and 8% of our annual net revenues in the fiscal years 2006 and 2005, respectively. We expect that, in the future, a significant portion of our products will continue to be sold through a small number of distributors and OEMs. Accordingly, if we lose any of our significant distributors and OEMs or experience reduced sales to such distributors and OEMs, our net revenue would decline, which would have an adverse effect on our operating results and could cause a decline in the price of our common stock.

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

We generally provide our distributors and OEMs with limited stock rotation, rights of return, on time delivery and price protection rights. Three times a year, pursuant to limited stock rotation rights, some of these customers can return on average up to 15% of unsold products to us in exchange for an equal dollar amount of new products. The returned products generally must have been held in stock by such distributor or OEM and have been purchased within the four-month period prior to the return date. We cannot be certain that we will not experience significant returns of our products, or ensure that our shipments in the future will be on time, which could result in a material decrease in our net revenues, average selling prices, gross margins and operating results.

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

Our customers consist primarily of communications carriers, including wireless carriers, local exchange carriers, multi-service cable operators, and competitive local and international communications providers. These carriers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Although the economy has improved, there is still an oversupply of communications bandwidth that has resulted in a constraint on the availability of capital for these carriers and has had a material adverse effect on many of our customers, who have substantially reduced their capital spending. If our current or potential customers cannot successfully raise necessary funds or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs could continue to be adversely impacted. These conditions adversely impacted our sales and operating results for the first nine months of 2007, and during the third and fourth quarters of 2006, and throughout 2005 and 2004. These conditions may continue to result in longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. In addition, to the extent we choose to extend trade credit to these prospective customers, we will be subject to additional financial risk that could increase our expenses.

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

Product obsolescence and excess inventory can negatively affect our results from operations.

The telecommunications equipment market is characterized by intense competition, rapid technological advances and long sales cycles. The introduction of new products or technologicial changes can cause existing inventory to become obsolete. In addition, some components necessary to build our products have long lead times requiring us to order or build inventory well in advance of the time of anticipated sales. Excess inventory and obsolescence may require write-downs in inventory when it is determined that the recorded value of existing inventory is greater than its fair market value. We experienced such a write-down in the carrying value of certain products and product configurations in the third quarter of 2007 due to lower sales volumes, changing market conditions, continued poor visibility into future sales opportunities and reductions in our international sales staff associated with our July 2007 restructuring plan. This write-down resulted in an additional charge to cost of sales of approximately $2.8 million in the three months ended September 30, 2007. For all of our products, the potential exists for new product introductions or lower than forecasted sales volumes resulting from changing market conditions to render existing product inventories obsolete or cause excess product inventory levels.

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

We are experiencing rapid consolidation in our customer base. During the past several years a number of large mergers in the telecommunications industry have been completed or announced, including the following: BellSouth and AT&T, Sprint and Nextel, SBC and AT&T, and Alltel and Western Wireless. The integration of the operations of the entities involved in these mergers and acquisitions may take a long time, and this has in the past and could in the future cause delays in new capital expenditures until the merged entities budget for additions for their asset base. The effects of a consolidation involving any of our customers has in the past and could in the future result in postponed orders, decreased orders, or cancelled orders. For instance, market consolidation in the wireless industry relating to the merger of BellSouth and AT&T, and T-Mobile’s purchase of spectrum from Cingular, resulted in reduced sales to our wireless customers and OEMs in the third and fourth quarters of 2006 and 2004, respectively. In addition, industry consolidation may result in sole-source vendors by our customers, which in turn could have a material adverse effect on our business, operating results, and financial condition. In particular, consolidation in the telecommunication industry carriers will lead to fewer customers in that market and the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of a larger number of participants.

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

We currently use several third-party manufacturers to provide certain components, printed circuit boards, chassis, and subassemblies, and are currently consolidating this work into a single-source third party manufacturer. Our reliance on third-party manufacturers involves a number of risks, including the potential for inadequate capacity, the unavailability of, or interruptions in, access to certain process technologies, transportation interruptions, reduced control over procurement of critical components, product quality delivery schedules, manufacturing yields, and costs of manufacture. Some of our manufacturers are undercapitalized and may be unable in the future to continue to provide manufacturing services to us. In addition, disruptions to our supply chain, including transportation interruptions, delays in product delivery schedules and inability to manufacture our components in required volumes, may occur during the transition from our current third-party manufacturers to our new, single-source third-party manufacturer. If our new, single-source third-party manufacturer is unable to manufacture our components in required volumes, we will have to identify and qualify acceptable additional or alternative manufacturers, which could take several months. We cannot assure you that any such source would become available to us or that any such source would be in a position to satisfy our production requirements on a timely basis. Any significant interruption in our supply of these components would result in delays, the payment of damages for such delays, or reallocation of products to customers, all of which could have a material adverse effect on our ability to successfully sell and market our products and could result in declines in our net revenues and operating results. In addition, for a period of time as we transition from our current third-party manufacturers to our new, single-source third-party manufacturer, we will incur fixed and variable costs at multiple locations. Moreover, since a significant portion of our final assembly and test operations are performed in one location, any fire or other disaster at our assembly facility could also have an adverse effect on our net revenues and operating results.

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

Our success depends to a significant degree upon the continued contributions of our Chief Executive Officer and key management, sales, engineering, finance, customer support, and product development personnel, many of whom would be difficult to replace. The loss of any such key personnel could adversely affect our ability to manage our operations. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, finance, customer support and product development personnel. We do not have employment contracts for a specified term with any of our key personnel. The loss of the services of any key person, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering personnel and qualified sales personnel, could adversely affect our ability to manage our operations and develop new products or enhancements to current products.

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

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of September 30, 2007, we held a total of twenty-one issued U.S. patents and had one pending U.S. patent application. We have four U.S. trademark applications pending and have thirteen registered trademarks. We cannot assure you that our pending patent or trademark applications will be granted or, if granted, will be sufficient to protect our rights. We have entered into confidentiality agreements with our employees and consultants, and non-disclosure agreements with our suppliers, partners, customers, and distributors in order to limit access to and disclosure of our proprietary information. However, such measures may not be adequate to deter and prevent misappropriation of our technologies or independent third-party development of similar technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use trade secrets or other information that we regard as proprietary. Furthermore, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws do not protect our proprietary rights as fully as the laws of the U.S. Based on the effort and cost associated with enforcing foreign intellectual property protections as compared with the comparative value of such protections, we placed a lower emphasis on obtaining international trademark and patent registrations in the first quarter of 2003, although we will pursue such protections when considered appropriate. We cannot assure that our competitors will not independently develop similar or superior technologies or duplicate any technology that we have. Any such events could harm our ability to sell and market our products, which could result in a decrease in net revenue and the price of our common stock.

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

As of October 31, 2007, our directors and executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 38% of our outstanding shares of common stock. In particular, Mr. Koenig, our Chairman of the Board of Directors and until August 1, 2007, our President and Chief Executive Officer, and Ms. Pierce, a director and until August 1, 2007, our Corporate Development Officer, are married. As of July 31, 2007, Mr. Koenig and Ms. Pierce together beneficially owned approximately 38% of our outstanding shares of common stock. Accordingly, these two stockholders can exert significant influence over the election of members of our Board of Directors and the outcome of all corporate actions requiring stockholder approval of a majority of the voting power held by our stockholders, such as mergers and acquisitions. This level of ownership by such persons and entities may delay, defer, or prevent a change in control and may harm the voting and other rights of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1	Registrant’s Bylaws, as amended

10.1	Change of Control Severance Agreement, dated July 31, 2007, by and between Registrant and Allen Snyder (incorporated by reference to Item 10.1 of the Registrant’s Current Report of Form 8-K filed August 6, 2007).

10.2	Change of Control Severance Agreement, dated July 31, 2007, by and between Registrant and Gary Gatchell (incorporated by reference to Item 10.2 of the Registrant’s Current Report of Form 8-K filed August 6, 2007).

10.3	Change of Control Severance Agreement, dated July 31, 2007, by and between Registrant and Dave Whalen

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 6th day of November 2007.

CARRIER ACCESS CORPORATION

By:	/s/ GARY GATCHELL
Gary Gatchell
Executive Vice President and Chief Financial Officer Principal Accounting Officer and Authorized Signatory